Form 10-Q
period 2015-06-30
Carbylan Therapeutics, Inc.
filed 2015-08-13
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 31, 2015, the registrant had 26,322,494 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Carbylan Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,381	$3,897
Prepaid expenses and other current assets	1,614	690
Total current assets	66,995	4,587
Property and equipment, net	374	180
Restricted cash	50	50
Deferred public offering costs	—	1,648
Other assets	179	179
Total assets	$67,598	$6,644
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,992	$1,024
Accrued expenses	1,666	1,605
Loans payable	480	4,435
Deferred licensing revenue	29	29
Total current liabilities	4,167	7,093
Loans payable, net of current portion	4,036	—
Convertible promissory notes	—	2,131
Derivative liability	—	1,495
Preferred stock warrant liability	—	463
Deferred licensing revenue, net of current portion	71	85
Deferred rent, net of current portion	—	2
Total liabilities	8,274	11,269
Commitments and contingencies (Note 5)
Convertible preferred stock, $0.001 par value; no shares authorized as of June 30, 2015 and 34,371,305 shares authorized as of December 31, 2014; no shares issued and outstanding as of June 30, 2015 and 8,268,531 shares issued and outstanding as of December 31, 2014	—	39,556
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of June 30, 2015 and none authorized as of December 31, 2014: no shares issued and outstanding as of June 30, 2015	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of June 30, 2015 and 45,000,000 shares authorized as of December 31, 2014; 26,322,494 shares issued and outstanding as of June 30, 2015 and 691,312 shares issued and outstanding as of December 31, 2014	27	1
Additional paid-in capital	121,268	3,593
Accumulated deficit	(61,971)	(47,775)
Total stockholders’ equity (deficit)	59,324	(44,181)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$67,598	$6,644

The accompanying notes are an integral part of these unaudited condensed financial statements.

Carbylan Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
License Revenue	$7	$5	$14	$11
Operating Expenses:
Research and development	4,504	1,750	8,406	3,175
General and administrative	1,170	691	2,176	1,128
Total operating expenses	5,674	2,441	10,582	4,303
Loss from Operations	(5,667)	(2,436)	(10,568)	(4,292)
Other Income (expense):
Interest income	2	1	2	1
Interest expense	(169)	(83)	(1,005)	(163)
Loss on extinguishment of convertible promissory notes	(3,177)	—	(3,177)	—
Other income (expense), net	(1)	(117)	552	(196)
Total other income (expense)	(3,345)	(199)	(3,628)	(358)
Net Loss and Comprehensive Loss	$(9,012)	$(2,635)	$(14,196)	$(4,650)
Net loss per share to common stockholders, basic and diluted	$(0.37)	$(4.26)	$(1.13)	$(8.62)
Weighted average common shares outstanding, basic and diluted	24,303,819	618,451	12,568,098	539,308

The accompanying notes are an integral part of these unaudited condensed financial statements.

Carbylan Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(14,196)	$(4,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65	20
Stock based compensation expense	155	109
Change in fair value of preferred stock warrant liability and derivative liability	(520)	191
Non-cash interest expense	157	93
Amortization of loan and convertible promissory notes discount	758	—
Loss on extinguishment of convertible promissory notes	3,177	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(924)	(54)
Accounts payable	793	275
Accrued expenses	59	335
Deferred licensing revenue	(14)	(11)
Net cash used in operating activities	(10,490)	(3,692)
Cash Flows from Investing Activities
Purchase of property and equipment	(259)	(76)
Net cash used in investing activities	(259)	(76)
Cash Flows from Financing Activities
Proceeds from issuance of common stock upon exercise of options, net	149	205
Proceeds from issuance of common stock, net	68,084	(10)
Proceeds from loans payable	—	1,250
Repayment of loans payable	—	(282)
Proceeds from convertible promissory notes	4,000	—
Net cash provided by financing activities	72,233	1,163
Net increase/(decrease) in cash and cash equivalents	61,484	(2,605)
Cash and cash equivalents at beginning of period	3,897	9,781
Cash and cash equivalents at end of period	$65,381	$7,176
Supplemental Cash Flow Information
Cash paid for interest	$45	$59
Supplemental Disclosures of Non-cash Financing Activities
Issuance of preferred stock warrants	$—	$19
Conversion of preferred stock warrants to common stock warrants	$347	$—
Conversion of preferred stock to common stock	$39,556	$—
Increase accrual of deferred public offering costs	$175	$15
Increase of derivative related to convertible promissory notes at issuance	$1,196	$—
Increase of beneficial conversion feature for convertible promissory notes	$519	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Notes to the Condensed Financial Statements (unaudited)

1.	Formation and Business of the Company

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

At June 30, 2015, the Company had an accumulated deficit of approximately $62.0 million. The Company expects to incur increased research and development expenses during the current Phase 3 trial of Hydros-TA and when the Company initiates the second Phase 3 trial of Hydros-TA. Management’s plans with respect to these matters include utilizing a substantial portion of the Company’s capital resources and efforts in completing the development and obtaining regulatory approval for Hydros-TA and expanding the Company’s organization.

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

On April 8, 2015, the Company’s registration statement on Form S-1 (File No. 333-201278) relating to the Initial Public Offering (“IPO”) of its common stock was declared effective by the SEC. The IPO closed on April 14, 2015 at which time the Company sold 14,950,000 shares of common stock, which included 1,950,000 shares of common stock purchased by the underwriters upon the full exercise of their option to purchase additional shares of common stock. The Company received cash proceeds of approximately $66.3 million from the IPO, net of underwriting discounts and commissions and estimated IPO expenses paid by the Company.

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

On April 14, 2015, the Company filed its Amended and Restated Certificate of Incorporation, authorizing 105,000,000 shares of capital stock, including 100,000,000 shares of authorized common stock and 5,000,000 shares of authorized undesignated preferred stock.  Both the common stock and preferred stock have a par value of $0.001 per share.  There are no shares of preferred stock outstanding at June 30, 2015.

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

Stock-Based Compensation

The Company maintains performance incentive plans under which incentive stock options and non-qualified stock options may be granted to employees and non-employees. The Company accounts for stock-based compensation arrangements with employees in accordance with ASC 718, Compensation — Stock Compensation. ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all share-based payments including stock options.

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

Net Loss per Share to Common Stockholders

Basic earnings per share to common stockholders is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented.  The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities using the treasury stock method unless the effect is antidilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method.  In July 2015, the FASB voted to defer the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods) and permitted early adoption of the standard, but not before the original effective date of December 15, 2016.  The Company expects to adopt the updated standard in the first quarter of fiscal 2018.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the financial statements and related disclosures.

In August 2014, the FASB issued ASU NO. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15.  ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements.  Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern.  ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted.  The Company does not expect that the adoption of this guidance will have a material effect on its financial statements.

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

As of June 30, 2015, based on borrowing rates that are available to the Company for loans of similar terms and consideration of the Company’s credit risk, the carrying value of the loan payable approximates the fair value using Level 2 inputs.

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

The fair value of the derivative of the September 2014 and February 2015 convertible promissory notes (see Note 7) was recorded as a derivative liability instrument that is measured at fair value at each reporting period. In connection with the IPO, the convertible promissory notes were converted in to shares of common stock, and the derivative liability is therefore not present at June 30, 2015.  At December 31, 2014, the Company remeasured the fair value of the derivative for the September 2014 convertible promissory notes by estimating the fair value of the convertible promissory notes with and without the conversion derivative. To calculate the fair value of the convertible promissory notes without the conversion derivative, the Company estimated the present value of the expected cash payments at an assumed discount rate. To calculate the fair value of the convertible promissory notes with the conversion feature, the Company calculated the present value of the convertible promissory notes upon conversion at an initial public offering, and the present value of the convertible promissory notes at an equity financing. The Company applied a probability of occurrence to all of the conversion scenarios and estimated a weighted value of the notes with the conversion feature. The difference between the fair value of the convertible promissory notes with and without the conversion features is the fair value of the derivative.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2015 (in thousands)
	Quoted Price in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$65,306	$—	$—	$65,306
Certificate of deposit	—	50	—	50
	$65,306	$50	$—	$65,356
Liabilities
Derivative liability	$—	$—	$—	$—
Preferred stock warrant liability	—	—	—	—
	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2014 (in thousands)
	Quoted Price in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$3,825	$—	$—	$3,825
Certificate of deposit	—	50	—	50
	$3,825	$50	$—	$3,875
Liabilities
Derivative liability	$—	$—	$1,495	$1,495
Preferred stock warrant liability	—	—	463	463
	$—	$—	$1,958	$1,958

(1)	Included in cash and cash equivalents in the Company’s condensed balance sheet.

The change in the fair value of the preferred stock warrant liability is summarized below:

Fair value as of December 31, 2014	$463
Change in fair value recorded in other income (expense), net	$(116)
Conversion to common stock warrants at IPO date	$(347)
Fair value as of June 30, 2015	$—

The following is a summary of the activity of the derivative liability for the six months ended June 30, 2015:

Fair value as of December 31, 2014	$1,495
Embedded derivative liability upon issuance of convertible promissory notes	1,196
Change in fair value recorded in other income (expense), net	(404)
Automatic exercise of the derivative liability	(2,287)
Fair value as of June 30, 2015	$—

4.	Balance Sheet Components

Property and Equipment, Net

The following table represents the components of property and equipment (in thousands):

	June 30,	December 31,
	2015	2014
Computer equipment	$30	$30
Lab equipment	655	543
Furniture and fixtures	21	21
Machinery and equipment	173	26
Leasehold improvement	55	55
	934	675
Less: Accumulated depreciation and amortization	(560)	(495)
Total property and equipment, net	$374	$180

Depreciation expense for the six months ended June 30, 2015 and 2014, was $65,000, and $20,000, respectively.

Accrued Liabilities

(in thousands)

	June 30,	December 31,
	2015	2014
Accrued payroll and related expenses	$586	$723
Accrued legal expenses	73	159
Accrued research and clinical trial expenses	943	380
Accrued professional services	64	343
	$1,666	$1,605

5.	Commitments and Contingencies

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

The aggregate future minimum lease payments under this operating lease are as follows:

Years ending December 31,	(in thousands)
2015	$220
2016	73
Total minimum lease payments	$293

Gross rent expense for the three months ended June 30, 2015 and 2014 was $110,000 and $107,000, respectively, and for the six months ended June 30, 2015 and 2014 was $218,000 and $213,000, respectively. The rental expense is reduced by the sublease rental income amounts of $48,000 and $47,000, respectively, for the three months ended June 30, 2015 and 2014 and $97,000 and $94,000, respectively, for the six months ended June 30, 2015 and 2014.

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

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at June 30, 2015.

6.	Loan and Security Agreement

In October 2011, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with a financial institution. In September 2014, the Loan and Security Agreement was amended to provide for a new loan of $4,500,000 and repayment of the outstanding principal of the loan amounts previously disbursed in February 2013 and January 2014, with the remaining proceeds of approximately $0.5 million provided to the Company. The interest rate is 3.95% per annum and the loan is repayable in thirty-six equal monthly installments, following a nine-month interest only period. The final balloon interest payment is approximately $0.6 million and is accreted over the life of the loan. Additionally, the amendment provided for an extension of the interest only period to an eighteen-month period if certain financing events or a combination of clinical trial and financing events occur. The amendment was accounted for as a modification of loans payable, and the unamortized debt discount as of the date of the modification will be amortized over the new loan period, using the effective interest rate method.  As a result of the Company’s IPO, the interest only period has been extended to April 1, 2016.

The Loan and Security Agreement contains customary representations and warranties, covenants, closing and advancing conditions, events of defaults and termination provisions. The Loan and Security Agreement provides that an event of default will occur if (1) the financial institution determines that it is the clear intention of the Company’s investors to not continue to fund the Company in the amounts and timeframe necessary to enable the Company to satisfy the Company’s financial obligations, (2) there is a material impairment in the financial institution’s security interest in the personal property that is the collateral, (3) the Company defaults in the payment of any amount payable under the agreement when due or (4) the Company breaches any negative covenant or certain affirmative covenants in the agreement (subject to a grace period in certain cases). The repayment of the loan is accelerated following the occurrence of an event of default or otherwise, which would require the Company to immediately pay an amount equal to: (i) all outstanding principal plus accrued but unpaid interest, (ii) the final payment, plus (iii) all other sums, that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. As of June 30, 2015, the Company was in compliance with all the covenants in the Loan and Security Agreement.

As discussed in Note 1, the Company has completed its IPO and believes it will be able to meet its payment obligations under the Loan and Security Agreement during the twelve months following the most recent balance sheet date. The Company has reclassed loan payments beyond twelve months to long term.

Aggregated annual payments due under the Loan and Security Agreement are as follows:

As of June 30, 2015 (in thousands)
2015	$91
2016	1,775
2017	2,095
2018	1,391
Total payments	5,352
Less: Interest	(852)
Present value of loans payable	4,500
Less: Debt discount	(105)
Add: Final balloon payment	517
Less: Unamortized portion of final balloon payment	(396)
Loans payable	4,516
Less: Current portion	(480)
Loans payable, net of current portion	$4,036

7.	Convertible Promissory Notes

On September 29, 2014 and February 19, 2015, the Company entered into convertible note purchase agreements and issued convertible promissory notes (the “Notes”) in an aggregate principal amount of $5.0 million and $4.0 million, respectively, to several related parties that own more than 10% of the Company’s capital stock. All principal and accrued interest on the Notes was converted to the Company’s common stock upon the completion of the Company’s initial public offering in April 2015.  Upon conversion, 2,287,120 shares of common stock were issued.

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

Due to the automatic conversion features contained in the Notes, the actual number of shares of common stock or preferred stock that would be required if a conversion of the Notes was made through the issuance of the Company’s common or preferred stock could not be predicted prior to the conversion taking place. In addition, the conversion that would occur upon a change in control of the Company met the definition of a put option and was not closely related to the debt. As a result, the automatic conversion features and put option, exclusive of the Series B conversion feature, required derivative accounting treatment and were bifurcated from the Notes and marked to market each reporting period through the statement of operations and comprehensive loss. The fair value of the automatic conversion features and put option of the Notes, exclusive of the Series B conversion feature, were recorded as a derivative liability instrument and measured at fair value at each reporting period.

As of December 31, 2014, the Company estimated the fair value of the derivative by estimating the fair value of the Notes with and without the conversion derivative. To calculate the fair value of the Notes without the conversion derivative, the Company estimated the present value of the expected cash payments at an assumed discount rate of 8.25%. To calculate the fair value of the Notes with the conversion feature, the Company calculated the present value of the Notes upon conversion at an initial public offering, and the present value of the Notes at an equity financing. The risk-free rate for the assumed discount period is estimated at 0.05% and 0.15% in the respective conversion scenarios. The risk-free rate for the assumed discount period is estimated at 0.05% and 0.12% in the respective conversion scenarios at the valuation date of December 31, 2014. The Company applied a probability of occurrence to all of the conversion scenarios associated with the derivative and estimated a weighted value of the Notes with the conversion feature. The difference between the fair value of the Notes with and without the conversion features is the derivative. The fair value of the derivative was $1,495,000 as of December 31, 2014.

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

At April 8, 2015, the Company remeasured the fair value of the derivative liability for the Notes using a methodology similar to the methodology used at December 31, 2014, with a minimal discount period. The fair value of the derivative was $2,287,000.

The Company determined that the Notes contain a beneficial conversion feature related to the conversion feature of the Notes into Series B convertible preferred stock. The beneficial conversion feature results from the difference between the fair value of the Company’s common stock at the date of issuance and the Series B Preferred Stock Conversion price of $4.8104 at the date of issuance. The beneficial conversion feature amounted to $2,275,000 for the September 2014 Notes and $158,000 for the February 2015 Notes as of the date of issuance of the respective Notes, and was recorded as a debt discount that would be amortized through the maturity date of the Notes.

At April 8, 2015, the beneficial conversion feature amounted to $202,000 for the September 2014 Notes and $158,000 for the February 2015 Notes.  The fair value of the shares issued upon conversion of the convertible promissory notes was first allocated to the beneficial conversion feature of $360,000.

At April 8, 2015, the loss on extinguishment of the convertible promissory notes was calculated as follows:

Fair value of common stock issued upon conversion of convertible promissory notes and accrued interest	$11,435
Less:
Fair value of beneficial conversion feature on conversion date	(360)
Net book value of convertible promissory notes	(5,611)
Fair Value of derivative liability at conversion date	(2,287)
Loss on extinguishment of convertible promissory notes	$3,177

8.	Convertible Preferred Stock Warrants

The Company issued warrants to purchase shares of the Company’s convertible preferred stock at various times in connection with loans payable. Immediately prior to the closing of the IPO, all convertible preferred stock warrants were converted in to warrants exercisable for common stock.  The convertible preferred stock warrants outstanding as of December 31, 2014 were as follows (in thousands, except share and per share amounts):

	Number of Shares Underlying Warrants	Exercise Price per Share	Fair Value, as of December 31, 2014
Series A preferred stock	20,788	$4.81	$46
Series B preferred stock	103,941	$4.81	$417
	124,729		$463

The fair value of the convertible preferred stock warrant liability was remeasured as of each period end. As of December 31, 2014, the Company remeasured the fair value using a Black-Scholes option-pricing method with the following assumptions: a weighted average remaining life of 6.7 years, an expected volatility of 58.9%, a weighted average risk-free interest rate of 1.80% and no expected dividend. As of April 14, 2015, the Company remeasured the fair of the convertible preferred stock warrant liability using a Black-Scholes option-pricing method with the following assumptions: the Company’s IPO price of $5.00 per share, a weighted average remaining life of 6.4 years, an expected volatility of 58.3%, a weighted average risk-free interest rate of 1.51% and no expected dividend. The Company evaluated the down-round protection provisions of the warrant agreements by using a Monte Carlo simulation model and determined that the impact of such provisions was immaterial to the fair value of the warrants at the reporting dates. The assumptions are further described as follows:

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

On April 14, 2015, the convertible preferred stock warrants automatically converted to common stock warrants. The convertible preferred stock warrant liability was reclassified to additional paid-in capital. During June 2015, the holder of the common stock warrants exercised those warrants for 56,545 shares of common stock in a cashless exercise.

9.	Common Stock

As of June 30, 2015, the Company’s Amended and Restated Certificate of Incorporation, as amended, has authorized 100,000,000 shares of common stock at $0.001 par value.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the holders of the Series A and B convertible preferred stock. As of June 30, 2015, no dividends have been declared.

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

As of June 30, 2015, options for 30,625 shares have been issued under the 2015 Equity Plan. The maximum number of shares of the Company’s common stock that may be delivered in satisfaction of awards under the 2015 Equity Plan, including shares issuable, but not yet issued, and considering outstanding awards granted under the 2014 Plan, as well as shares available for future awards, will be 1,532,534 shares, inclusive of 750,000 shares authorized upon creation of the 2015 Plan. The number of shares available for issuance under the Company’s 2015 Equity Plan will be increased on the first day of each fiscal year beginning in 2016, by an amount equal to the least of (1) 1,200,000 shares of stock, (2) four percent (4%) of the outstanding shares of stock on the last day of the immediately preceding year. As of June 30, 2015, the Company had 1,220,181 shares issuable upon exercise of outstanding option awards.

Total stock-based compensation expense related to options and awards granted was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and Development	$1	$9	$10	$18
General and administrative	36	41	145	91
Total	$37	$50	$155	$109

11.	Related Party Transactions

In September 2014 and February 2015, the Company issued the Notes to several related parties that own more than 10% of the Company’s capital stock (see Note 7).  Upon completion of the IPO, those Notes were converted in to shares of common stock.

12.	Income Taxes

The Company’s effective tax rate is 0% for income tax for the three and six months ended June 30, 2015 and the Company expects that its effective tax rate for the full year 2015 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

The gross amount of unrecognized tax benefits as of June 30, 2015 is approximately $0.5 million related to the reserve on R&D credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

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

On July 13, 2015, the Company entered into a lease for an 18,704 square foot facility located in Newark, California, which will serve as the Company’s headquarters, with office, R&D and laboratory space. The Company plans to remodel the facility to support future operations. Under the lease, the landlord is providing an allowance of up to $599,000 to fund appropriate improvements to the facility.  The term of the lease commences when the landlord delivers possession of the facility to the Company, which is currently estimated to be February 1, 2016.

Upon commencement of the lease, the lease has an initial term of approximately six and a half years, with a monthly rental rate starting at $2.65 per square foot in the first year of the lease, escalating each year by 3.0%. The annual rent obligation is expected to be approximately $595,000 for the first year of the lease. The Company will also be responsible for certain other costs, such as insurance, taxes, utilities, maintenance and repairs, a property management fee, and reimbursement of certain expenses related to maintenance of common areas. The Company delivered a security deposit of approximately $149,000 in connection with the execution of the lease.

The aggregate future minimum lease payments under this operating lease are as follows:

Years ending December 31,	(in thousands)
2016	$545
2017	611
2018	629
2019	648
2020	668
Total minimum lease payments	$3,101

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a clinical-stage specialty pharmaceutical company focused on the development and commercialization of novel and proprietary combination therapies that address significant unmet medical needs. Our initial focus is on the development of Hydros-TA, our proprietary, potentially best-in-class intra-articular (“IA”), injectable product candidate to treat pain associated with osteoarthritis (“OA”), of the knee. Hydros-TA is a combination IA product designed to provide both rapid and sustained pain relief. We believe the low dose steroid component of Hydros-TA will provide rapid pain relief as well as sustained pain relief up to six months, from our proprietary hyaluronic acid component. Hydros-TA is currently being studied in a fully-enrolled Phase 3 trial, which we refer to as COR1.1. We expect to initiate our second Phase 3 trial, which we refer to as COR1.2, to open an investigational new drug application (“IND”), and begin enrolling U.S. patients in the first half of 2016. We anticipate reporting top-line results from COR1.1 in early 2016 and COR1.2 by mid-2017, and submitting our NDA for Hydros-TA in mid-2017.

Since our inception, we have devoted substantially all our efforts and financial resources to identifying and developing product candidates utilizing our proprietary hyaluronic acid technology and to the clinical development of Hydros-TA. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. Through June 30, 2015, we have funded substantially all of our operations through our initial public offering and prior to that, the sale and issuance of our convertible preferred stock and convertible promissory notes and through various credit facilities.

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

We have never been profitable and, as of June 30, 2015, we had an accumulated deficit of $62.0 million. We incurred net losses of approximately $14.2 million and $4.7 million in the six months ended June 30, 2015 and 2014, respectively. We expect to continue to incur net operating losses as we advance Hydros-TA through clinical development, seek regulatory approval and prepare for and, if approved, proceed to commercialization.

Initial Public Offering

On April 8, 2015, our registration statement on Form S-1 (File No. 333-201278) relating to the IPO of our common stock was declared effective by the SEC. The IPO closed on April 14, 2015 at which time we sold 14,950,000 shares of our common stock, which included 1,950,000 shares of common stock purchased by the underwriters upon the full exercise of their option to purchase additional shares of common stock. We received cash proceeds of approximately $66.3 million from the IPO, net of underwriting discounts and commissions and estimated offering costs incurred by us.

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

The following table summarizes our research and development expenses by functional area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Clinical development	$1,617	$670	$2,584	$1,215
Regulatory	453	111	845	173
Preclinical R&D	495	239	1,169	407
Personnel related	598	528	1,202	950
Manufacturing	1,341	202	2,606	430
Total research and development expenses	$4,504	$1,750	$8,406	$3,175

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

For the three months ended June 30, 2015 and 2014 our general and administrative expenses totaled approximately $1.2 million and $0.7 million, respectively. For the six months ended June 30, 2015 and 2014 our general and administrative expenses totaled approximately $2.2 million and $1.1 million, respectively. We anticipate that our general and administrative expenses will increase in the future as we continue to build our corporate infrastructure to support the continued development of Hydros-TA.

Other Income (Expense), Net

Interest income. Interest income consists of interest earned on our cash and cash equivalents balances. The primary objective of our investment policy is capital preservation. We anticipate that our interest income will increase in the future due to our receipt of the net proceeds of approximately $66.3 million from our IPO.

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

Income Taxes

The Company’s effective tax rate is 0% for income tax for the three and six months ended June 30, 2015 and the Company expects that its effective tax rate for the full year 2015 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

The Company recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made. Any interest and penalties are recognized as a component of other expense and interest expense, respectively, as necessary. The Company currently has no interest and penalties related to uncertain tax positions.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
	2015	2014
License Revenue	$7	$5
Operating Expenses:
Research and development	4,504	1,750
General and administrative	1,170	691
Total operating expenses	5,674	2,441
Loss from Operations	(5,667)	(2,436)
Other Income (expense):
Interest income	2	1
Interest expense	(169)	(83)
Loss on extinguishment of convertible promissory notes	(3,177)	—
Other income (expense), net	(1)	(117)
Total other income (expense)	(3,345)	(199)
Net Loss and Comprehensive Loss	$(9,012)	$(2,635)
Net loss per share to common stockholders, basic and diluted	$(0.37)	$(4.26)
Weighted average common shares outstanding, basic and diluted	24,303,819	618,451

License revenue

Revenues from the deferred upfront payments related to our license agreement for the three months ended June 30, 2015 and 2014 were $7,000 and $5,000 respectively, in each period.

Research and development expenses

Research and development expenses were $4.5 million and $1.8 million for the three months ended June 30, 2015 and 2014, respectively. The increase in research and development expenses period over period of $2.7 million, or 157%, was primarily due to the following:

•	an increase in clinical development expenses of $0.9 million related to our ongoing Phase 3 clinical trial, COR1.1;
•

an increase in pre-clinical research and development expenses of $0.3 million primarily related to the increased use of CROs and other outside services driven by an increase in IND enabling activities;

•	an increase in regulatory expenses of $0.3 million primarily related to the increased use of outside services driven by an increase in IND enabling activities;
•	an increase in personnel related expenses of $0.1 million as we began to build out our in-house regulatory team; and
•	an increase in manufacturing related expenses of $1.1 million, primarily related to an increased use of contract manufacturers preparing for the production of Hydros-TA for our COR1.2 clinical trial.

General and administrative expenses

General and administrative expenses were $1.2 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively. The increase in general and administrative expenses period over period of $0.5 million, or 69%, was primarily due to an increase of $0.2 million in payroll and related expenses for additional headcount and increases of $0.2 million in professional service fees and $0.1 million in insurance fees, both of which are associated with being a newly public company.

Interest expense

Interest expense is attributable to our debt facility with SVB and non-cash amortization of debt discounts and final interest payments. Interest expense was $0.2 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively. The increase in interest expense of $0.1 million was primarily due to $0.1 million in accrued interest on the convertible promissory notes.

Net loss on extinguishment of convertible promissory notes

Net loss on extinguishment of convertible promissory notes was $(3.2) million and $0 for the three months ended June 30, 2015 and 2014, respectively. The increase in expense occurred as a result of the conversion of the convertible promissory notes into common shares in connection with the IPO.

Other income (expense), net

Other income (expense), net was $(1,000) and $(0.1) million for the three months ended June 30, 2015 and 2014, respectively. The increase in expense of was based primarily on the change in the fair value of the warrant liability and the derivative liability associated with our convertible promissory notes.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
	2015	2014
License Revenue	$14	$11
Operating Expenses:
Research and development	8,406	3,175
General and administrative	2,176	1,128
Total operating expenses	10,582	4,303
Loss from Operations	(10,568)	(4,292)
Other Income (expense):
Interest income	2	1
Interest expense	(1,005)	(163)
Net loss on extinguishment of convertible promissory notes	(3,177)	—
Other income (expense), net	552	(196)
Total other income (expense)	(3,628)	(358)
Net Loss and Comprehensive Loss	$(14,196)	$(4,650)
Net loss per share to common stockholders, basic and diluted	$(1.13)	$(8.62)
Weighted average common shares outstanding, basic and diluted	12,568,098	539,308

License revenue

Revenues from the deferred upfront payments related to our license agreement for the six months ended June 30, 2015 and 2014 were $14,000 and $11,000 respectively, in each period.

Research and development expenses

Research and development expenses were $8.4 million and $3.2 million for the six months ended June 30, 2015 and 2014, respectively. The increase in research and development expenses period over period of $5.2 million, or 165%, was primarily due to the following:

•	an increase in clinical development expenses of $1.4 million related to our ongoing Phase 3 clinical trial, COR1.1;
•

an increase in pre-clinical research and development expenses of $0.7 million primarily related to the increased use of CROs and other outside services driven by an increase in IND enabling activities;

•	an increase in regulatory expenses of $0.7 million primarily related to the increase use of outside services driven by an increase in IND enabling activities;
•	an increase in personnel related expenses of $0.3 million as we began to build out our in-house regulatory team; and
•	an increase in manufacturing related expenses of $2.2 million, primarily related to an increased use of contract manufacturers preparing for the production of Hydros-TA for our COR1.2 clinical trial.

General and administrative expenses

General and administrative expenses were $2.2 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively. The increase in general and administrative expenses period over period of $1.1 million, or 93%, was primarily due to an increase of $0.3 million in in payroll and related expenses for additional headcount and increases of $0.6 million in professional service fees and $0.1 million in insurance fees, both of which are associated with being a newly public company.

Interest expense

Interest expense is attributable to our debt facility with SVB and non-cash amortization of debt discounts and final interest payments. Interest expense was $1.0 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively. The increase in interest expense of $0.8 million was primarily due to $0.7 million in convertible promissory notes discount amortization and $.1 million in accrued interest on the convertible promissory notes.

Net loss on extinguishment of convertible promissory notes

Net loss on extinguishment of convertible promissory notes was $(3.2) million and $0 for the six months ended June 30, 2015 and 2014, respectively. The increase in expense occurred as a result of the conversion of the convertible promissory notes into common shares in connection with the IPO.

Other income (expense), net

Other income (expense), net was $0.5 million and $(0.2) million for the six months ended June 30, 2015 and 2014, respectively. The increase in income of $0.7 million was based primarily on a decrease in the fair value of the warrant liability of $0.3 million and a decrease in the fair value of the derivative liability associated with our convertible promissory notes of $0.4 million.

Liquidity and Capital Resources

To date, we have not generated any revenue and have incurred losses since our inception in 2004. As of June 30, 2015, we had an accumulated deficit of $62.0 million. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third-party funding and licensing or collaboration arrangements.

Since our inception and prior to our April 2015 IPO, we funded our operations principally through the receipt of funds from private placements of our equity, the issuance of convertible promissory notes and borrowings under our loan and security agreement with SVB. As of June 30, 2015, we had cash and cash equivalents of $65.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

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

The loan and security agreement provides that an event of default will occur if, among other events, we default in the payment of any amount payable under the agreement when due. As of June 30, 2015, we were in compliance with all the covenants in the loan and security agreement.

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

The convertible preferred stock warrants converted in to warrants exercisable for common stock at the completion of our IPO.  During June 2015, SVB exercised its common stock warrants and received 56,545 shares of common stock in a cashless exercise.

Cash Flows

The following table shows a summary of our cash flows for each of the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	($ in thousands)
Cash flows used in operating activities	(10,490)	(3,692)
Cash flows used in investing activities	(259)	(76)
Cash flows provided by financing activities	72,233	1,163
Net increase/(decrease) in cash and cash equivalents	61,484	(2,605)

Operating Activities. Operating activities used $10.5 million of cash in the six months ended June 30, 2015. The cash flow used in operating activities resulted primarily from our net loss of $14.2 million for the period, offset by net non-cash charges of $3.8 million and net cash provided by changes in our operating assets and liabilities of $0.1 million. Our non-cash charges consisted primarily of $0.5 million related to a decrease in the fair value of the preferred stock warrant liability and derivative liability, $0.2 million related to stock-based compensation expense, and $0.8 million related to the amortization of the convertible promissory notes discount and $3.2 million related to the loss on conversion of convertible promissory notes.  Net cash provided by changes in our operating assets and liabilities consisted primarily of a $0.8 million increase in our accounts payable and a $0.1 million increase in accruals, offset by an increase in prepaid expenses of $0.9 million.

Operating activities used $3.7 million of cash in the six months ended June 30, 2014. The cash flow used in operating activities resulted primarily from our net loss of $4.7 million for the period, offset by net non-cash charges of $0.4 million and net cash provided by changes in our operating assets and liabilities of $0.5 million. Our non-cash charges consisted primarily of $0.2 million related to an increase in the fair value of the preferred stock warrant liability, $0.1 million related to stock-based compensation expense and $0.1 million related to non-cash interest expense. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $0.3 million increase in our accounts payable and a $0.3 million increase in accruals.

Investing activities. Net cash used in investing activities was $0.2 million and $0.1 million in the six months ended June 30, 2015 and 2014, respectively. Net cash used in investing activities consisted primarily of cash paid to purchase property and equipment.

Financing activities. Net cash provided by financing activities was $72.2 million and $1.2 million in the six months ended June 30, 2015 and 2014, respectively. Net cash provided by financing activities in the six months ended June 30, 2015 consisted of the receipt of $69.5 million from the initial public offering, $4.0 million from the issuance of the Notes and $0.1 million from the issuance of common stock related to option exercise, partially offset by $1.4 million in deferred costs associated with our IPO. Net cash provided by financing activities in the six months ended June 30, 2014 primarily consisted of the receipt of net proceeds of $1.3 million received from the second draw down under our Loan and Security Agreement with SVB.

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

Based upon our current operating plan, we believe that with our existing cash and cash equivalents, we will be able to fund our operating expenses and capital requirements for at least the next 12 months. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our product candidates.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2015:

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Long-term debt (including interest)(1)	$5,352	$819	$4,533	$—	$—

Operating lease obligations(2)	293	293		—	—
Total(3)	$5,645	$1,112	$4,533	$—	$—

(1)

Represents the contractually required principal and interest payments on our credit facility in accordance with the required payment schedule. Amounts associated with future interest payments to be made were calculated using a weighted average interest rate of 10.2% per annum.

(2)

Represents the contractually required payments under our operating lease obligations in existence as of June 30, 2015 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.

(3)

This table does not include a liability for unrecognized tax benefits related to various federal and state income tax matters of $0.5 million at June 30, 2015. The timing of the settlement of these amounts was not reasonably estimable at June 30, 2015. We do not expect payment of amounts related to the unrecognized tax benefits within the next twelve months.

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

We account for uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions are reassessed, and we determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.  Refer to Note 5, “Commitments and Contingencies” regarding the Company’s indemnification arrangements.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 2, Summary of Significant Accounting Policies and Basis of Presentation within our condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Principal Accounting Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

We are a clinical-stage specialty pharmaceutical company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused substantially all of our efforts on our research and development activities on our lead product candidate, Hydros-TA. To date, we have not commercialized any products or generated any revenue from product sales. We are not profitable and have incurred losses in each year since our inception in 2004, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. Our net losses for the six months ended June 30, 2015 and 2014 were $14.2 million and $4.7 million, respectively. As of June 30, 2015, we had an accumulated deficit of $62.0 million. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity and/or debt financings and strategic collaborations. We have not completed a pivotal clinical study for Hydros-TA and it will be several years, if ever, before Hydros-TA is ready for commercialization.

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

•

the timely completion of the fully-enrolled COR1.1 Phase 3 clinical trial and the initiation and timely completion of our planned COR1.2 Phase 3 clinical trial, both of which will depend substantially upon sufficient and timely patient enrollment, as well as the satisfactory performance of third-party contractors;

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

Our completed COR1.0 study demonstrated a statistically significant result between Hydros-TA and Hydros at the two week time point, but statistical significance was not achieved at any other time point and in any other comparison of treatment arms. As such, previously unseen results may appear as we obtain results in our ongoing COR1.1 Phase 3 clinical trial and our future COR1.2 Phase 3 clinical trial. We have not yet filed an IND for Hydros-TA and will not be able to commence any clinical trials in the United States until we have submitted our IND filing and the FDA has not objected to our commencement of such trials. As such, we do not anticipate filing a new drug application, or NDA, with the FDA until mid-2017.

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

We expect to initiate COR1.2, our second Phase 3 clinical trial of Hydros-TA, in early 2016. However, we may experience delays in COR1.2 or any other future clinical trials, and we do not know whether future clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all.

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

•	obtain institutional review board, or IRB, approval at each site;
•	recruit suitable patients in a timely manner to participate in our trials;
•	have patients complete a trial or return for post-treatment follow-up;
•	ensure that clinical sites observe trial protocol, comply with good clinical practices, or GCPs, or continue to participate in a trial;
•	ensure adequate control of the clinical product handling and storage conditions;
•	address any patient safety concerns that arise during the course of a trial;
•	address any conflicts with new or existing laws or regulations;

•	initiate or add a sufficient number of clinical trial sites; or
•	manufacture sufficient quantities of Hydros-TA for use in our COR1.2 trial or other future clinical trials.

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies.

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

Prior to obtaining approval to commercialize a drug candidate in the United States or abroad, we or our collaboration partners must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, that such drug candidates are safe and effective for their intended uses. We expect to initiate COR1.2, our second Phase 3 clinical trial of Hydros-TA, in early 2016. We expect to report primary endpoint results from COR1.1 in early 2016 and from COR1.2 by mid-2017, and to submit our NDA for Hydros-TA in mid-2017. The number of nonclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate and, as such, we may be required to perform additional clinical trials beyond our ongoing COR1.1 trial and our expected COR1.2 trial. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our drug candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering drug candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a drug candidate for any or all targeted indications.

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

Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement rates may vary depending on the payor, the insurance plan, and other factors. A current trend in the United States health care industry is toward cost containment.  Large public and private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels of, particular treatments. Such third-party payors, including Medicare, are questioning the coverage of, and challenging the prices charged for medical products and services. Moreover, increasing efforts by governmental and third-party payors in the United States to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, these caps may not cover or provide adequate payment for Hydros-TA. We expect to experience pricing pressures in connection with the sale of Hydros-TA due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in this Quarterly Report on Form 10Q lapse, the trading price of our common stock could decline. Based upon the number of shares outstanding as of July 31, 2015, we had a total of 26,390,678 shares of common stock outstanding. Of those shares, the 14,950,000 shares sold in our IPO are freely tradable, without restriction, in the public market immediately.

The lock-up agreements pertaining to our IPO will expire October 5, 2015. After the lock-up agreements expire, as of June 30, 2015, and including the conversion of our convertible promissory notes and accrued interest thereon into 2,287,120 shares of common stock in connection with our IPO in April 2015, up to an additional 11,264,107 shares of common stock will be eligible for sale in the public market, 10,955,516 of which shares are beneficially owned by current directors, executive officers and other affiliates and may be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.

In addition, as of June 30, 2015, 1,220,181 shares of common stock that are subject to outstanding options with a weighted average exercise price of $2.43 per share will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 8,268,531 shares of our outstanding common stock as of June 30, 2015 will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

•	the required approval of at least 66 2/3% of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;
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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. We experienced an ownership change in December 2005 that limited our use of approximately $0.3 million of the NOLs available to us for federal income tax purposes as of June 30, 2015. If we undergo additional ownership changes (some of which changes may be outside our control), our ability to utilize our NOLs could be further limited by Section 382 of the Code. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs. See the risk factors described above under “—Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements.”

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Accounting Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carbylan Therapeutics, Inc.

Date: August 13, 2015	By:	/s/ David M. Renzi
David M. Renzi President Chief Executive Officer and Director (Principal Executive Officer)