Form 10-Q
period 2015-09-30
Carbylan Therapeutics, Inc.
filed 2015-11-12
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the registrant had 26,322,494 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Carbylan Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,878	$3,897
Prepaid expenses and other current assets	1,571	690
Total current assets	61,449	4,587
Property and equipment, net	362	180
Restricted cash	50	50
Deferred public offering costs	—	1,648
Other assets	218	179
Total assets	$62,079	$6,644
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,527	$1,024
Accrued expenses	1,272	1,605
Loans payable	965	4,435
Deferred licensing revenue	29	29
Total current liabilities	3,793	7,093
Loans payable, net of current portion	3,601	—
Convertible promissory notes	—	2,131
Derivative liability	—	1,495
Preferred stock warrant liability	—	463
Deferred licensing revenue, net of current portion	64	85
Deferred rent, net of current portion	—	2
Total liabilities	7,458	11,269
Commitments and contingencies (Note 5)
Convertible preferred stock, $0.001 par value; no shares authorized as of September 30, 2015 and 34,371,305 shares authorized as of December 31, 2014; no shares issued and outstanding as of September 30, 2015 and 8,268,531 shares issued and outstanding as of December 31, 2014	—	39,556
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of September 30, 2015 and none authorized as of December 31, 2014: no shares issued and outstanding as of September 30, 2015	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of September 30, 2015 and 45,000,000 shares authorized as of December 31, 2014; 26,322,494 shares issued and outstanding as of September 30, 2015 and 691,312 shares issued and outstanding as of December 31, 2014	27	1
Additional paid-in capital	121,556	3,593
Accumulated deficit	(66,962)	(47,775)
Total stockholders’ equity (deficit)	54,621	(44,181)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$62,079	$6,644

The accompanying notes are an integral part of these unaudited condensed financial statements.

Carbylan Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
License Revenue	$7	$10	$21	$21
Operating Expenses:
Research and development	3,533	2,088	11,939	5,263
General and administrative	1,373	1,490	3,549	2,618
Total operating expenses	4,906	3,578	15,488	7,881
Loss from Operations	(4,899)	(3,568)	(15,467)	(7,860)
Other Income (expense):
Interest income	2	1	4	2
Interest expense	(95)	(357)	(1,100)	(520)
Loss on extinguishment of convertible promissory notes	—	—	(3,177)	—
Other income (expense), net	1	(71)	553	(267)
Net Loss and Comprehensive Loss	$(4,991)	$(3,995)	$(19,187)	$(8,645)
Net loss per share to common stockholders, basic and diluted	$(0.19)	$(5.89)	$(1.12)	$(14.75)
Weighted average common shares outstanding, basic and diluted	26,322,494	678,189	17,203,279	586,111

The accompanying notes are an integral part of these unaudited condensed financial statements.

Carbylan Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(19,187)	$(8,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98	37
Stock based compensation expense	444	208
Change in fair value of preferred stock warrant liability and derivative liability	(520)	267
Non-cash interest expense	192	(69)
Amortization of loan and convertible promissory notes discount	773	—
Loss on extinguishment of convertible promissory notes	3,177	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(881)	(34)
Other assets	(39)	—
Accounts payable	503	367
Accrued expenses	(335)	975
Deferred licensing revenue	(21)	(22)
Net cash used in operating activities	(15,796)	(6,916)
Cash Flows from Investing Activities
Purchase of property and equipment	(280)	(83)
Net cash used in investing activities	(280)	(83)
Cash Flows from Financing Activities
Proceeds from issuance of common stock upon exercise of options, net	149	228
Proceeds from issuance of common stock, net	67,908	—
Deferred public offering costs	—	(185)
Proceeds from loans payable	—	2,208
Repayment of loans payable	4,000	5,000
Proceeds from convertible promissory notes	—	(708)
Net cash provided by financing activities	72,057	6,543
Net increase/(decrease) in cash and cash equivalents	55,981	(456)
Cash and cash equivalents at beginning of period	3,897	9,781
Cash and cash equivalents at end of period	$59,878	$9,325
Supplemental Cash Flow Information
Cash paid for interest	$45	$595
Supplemental Disclosures of Non-cash Financing Activities
Issuance of preferred stock warrants	$—	$103
Conversion of preferred stock warrants to common stock warrants	$347	$—
Conversion of preferred stock to common stock	$39,556	$—
Increase accrual of deferred public offering costs	$—	$945
Increase of derivative related to convertible promissory notes at issuance	$1,196	$1,067
Increase of beneficial conversion feature for convertible promissory notes	$519	$2,276

The accompanying notes are an integral part of these unaudited condensed financial statements.

Notes to the Condensed Financial Statements (unaudited)

1.	Formation and Business of the Company

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

At September 30, 2015, the Company had an accumulated deficit of approximately $67.0 million. The Company expects to incur increased research and development expenses during the current Phase 3 trial of Hydros-TA and when the Company initiates the second Phase 3 trial of Hydros-TA. Management’s plans with respect to these matters include utilizing a substantial portion of the Company’s capital resources and efforts in completing the development and obtaining regulatory approval for Hydros-TA and expanding the Company’s organization.

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

On April 8, 2015, the Company’s registration statement on Form S-1 (File No. 333-201278) relating to the Initial Public Offering (“IPO”) of its common stock was declared effective by the SEC. The IPO closed on April 14, 2015 at which time the Company sold 14,950,000 shares of common stock, which included 1,950,000 shares of common stock purchased by the underwriters upon the full exercise of their option to purchase additional shares of common stock. The Company received cash proceeds of approximately $66.3 million from the IPO, net of underwriting discounts and commissions and IPO expenses paid by the Company.

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

On April 14, 2015, the Company filed its Amended and Restated Certificate of Incorporation, authorizing 105,000,000 shares of capital stock, including 100,000,000 shares of authorized common stock and 5,000,000 shares of authorized undesignated preferred stock.  Both the common stock and preferred stock have a par value of $0.001 per share.  There are no shares of preferred stock outstanding at September 30, 2015.

2.Summary of Significant Accounting Policies and Basis of Presentation

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

Restricted Cash

The Company is required to guarantee the credit limit on its corporate credit card with a certificate of deposit of $50,000. The balance is included as restricted cash on the condensed balance sheets.

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

Pre-clinical and Clinical Trial Accruals

The Company’s clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with clinical research organizations that conduct and manage preclinical and clinical trials on the Company’s behalf. If contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, the Company modifies the estimates of accrued expenses accordingly. To date, there have been no material differences from its estimates to the amount actually incurred.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or modified retrospective transition method.  In July 2015, the FASB voted to defer the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods) and permitted early adoption of the standard, but not before the original effective date of December 15, 2016.  The Company expects to adopt the updated standard in the first quarter of fiscal 2018.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the financial statements and related disclosures.

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

As of September 30, 2015, based on borrowing rates that are available to the Company for loans of similar terms and consideration of the Company’s credit risk, the carrying value of the loan payable approximates the fair value using Level 2 inputs.

There were no transfers between Level 1 and Level 2 during the periods presented.

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. During 2014 and through the date of the IPO in April 2015, the Company estimated the fair value of the warrant liability. The Company used the Black-Scholes option-pricing method to calculate the fair value of the warrant liability. Generally, increases or decreases in the fair value of the underlying convertible preferred stock resulted in a similar impact in the fair value measurement of the warrant liability.

The fair value of the derivative of the September 2014 and February 2015 convertible promissory notes (see Note 7) was recorded as a derivative liability instrument that is measured at fair value at each reporting period. In connection with the IPO, the convertible promissory notes were converted in to shares of common stock, and the derivative liability is therefore not present at September 30, 2015.  At December 31, 2014, the Company remeasured the fair value of the derivative for the September 2014 convertible promissory notes by estimating the fair value of the convertible promissory notes with and without the conversion derivative. To calculate the fair value of the convertible promissory notes without the conversion derivative, the Company estimated the present value of the expected cash payments at an assumed discount rate. To calculate the fair value of the convertible promissory notes with the conversion feature, the Company calculated the present value of the convertible promissory notes upon conversion at an initial public offering, and the present value of the convertible promissory notes at an equity financing. The Company applied a probability of occurrence to all of the conversion scenarios and estimated a weighted value of the notes with the conversion feature. The difference between the fair value of the convertible promissory notes with and without the conversion features is the fair value of the derivative.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2015 (in thousands)
	Quoted Price in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$59,803	$—	$—	$59,803
Certificate of deposit	—	50	—	50
	$59,803	$50	$—	$59,853
Liabilities
Derivative liability	$—	$—	$—	$—
Preferred stock warrant liability	—	—	—	—
	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2014 (in thousands)
	Quoted Price in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$3,825	$—	$—	$3,825
Certificate of deposit	—	50	—	50
	$3,825	$50	$—	$3,875
Liabilities
Derivative liability	$—	$—	$1,495	$1,495
Preferred stock warrant liability	—	—	463	463
	$—	$—	$1,958	$1,958

(1)	Included in cash and cash equivalents in the Company’s condensed balance sheet.

The change in the fair value of the preferred stock warrant liability is summarized below:

Fair value as of December 31, 2014	$463
Change in fair value recorded in other income (expense), net	$(116)
Conversion to common stock warrants at IPO date	$(347)
Fair value as of September 30, 2015	$—

The following is a summary of the activity of the derivative liability for the nine months ended September 30, 2015:

Fair value as of December 31, 2014	$1,495
Embedded derivative liability upon issuance of convertible promissory notes	1,196
Change in fair value recorded in other income (expense), net	(404)
Automatic exercise of the derivative liability	(2,287)
Fair value as of September 30, 2015	$—

4.	Balance Sheet Components

Property and Equipment, Net

The following table represents the components of property and equipment (in thousands):

	September 30,	December 31,
	2015	2014
Computer equipment	$30	$30
Lab equipment	676	543
Furniture and fixtures	21	21
Machinery and equipment	173	26
Leasehold improvement	55	55
	955	675
Less: Accumulated depreciation and amortization	(593)	(495)
Total property and equipment, net	$362	$180

Depreciation expense for the nine months ended September 30, 2015 and 2014, was $98,000, and $37,000, respectively.

Accrued Liabilities

(in thousands)

	September 30,	December 31,
	2015	2014
Accrued payroll and related expenses	$706	$723
Accrued legal expenses	48	159
Accrued research and clinical trial expenses	467	380
Accrued professional services	51	343
	$1,272	$1,605

5.	Commitments and Contingencies

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

Gross rent expense for the three months ended September 30, 2015 and 2014 was $110,000 and $107,000, respectively, and for the nine months ended September 30, 2015 and 2014 was $328,000 and $324,000, respectively. The rental expense is reduced by the sublease rental income amounts of $50,000 and $48,000, respectively, for the three months ended September 30, 2015 and 2014 and $147,000 and $143,000, respectively, for the nine months ended September 30, 2015 and 2014.

On July 13, 2015, the Company entered into a lease for an 18,704 square foot facility located in Newark, California (the “Newark Lease”), which will serve as the Company’s future headquarters, with office, R&D and laboratory space. The Company is in the process of remodeling the facility to support future operations. Under the Newark Lease, the landlord is providing an allowance of up to $599,000 to fund appropriate improvements to the facility.  The term of the Newark Lease commences when the landlord delivers possession of the facility to the Company, which is currently estimated to be February 2016.

Upon commencement of the Newark Lease, the initial term will be approximately six and a half years, with a monthly rental rate starting at $2.65 per square foot in the first year of the lease, escalating each year by 3.0%. The annual rent obligation is expected to be approximately $595,000 for the first year of the lease. The Company will also be responsible for certain other costs, such as insurance, taxes, utilities, maintenance and repairs, a property management fee, and reimbursement of certain expenses related to maintenance of common areas. The Company delivered a security deposit of approximately $149,000 in connection with the execution of the Newark Lease, and this amount is recorded in other assets on the condensed balance sheets.

The aggregate future minimum lease payments under the current and future operating lease are as follows:

Years ending December 31,	(in thousands)
2015	$110
2016	618
2017	611
2018	629
2019	648
Remaining years	1,768
Total minimum lease payments	$4,384

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves future claims that may be made against the Company but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. No amounts associated with such indemnifications have been recorded to date.

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that a liability has been incurred and that future expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at September 30, 2015.

6.	Loan and Security Agreement

In October 2011, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with a financial institution. In September 2014, the Loan and Security Agreement was amended.  The interest rate is 3.95% per annum and the loan is repayable in thirty-six equal monthly installments, following an eighteen-month interest only period. The final balloon interest payment is approximately $0.6 million and is accreted over the life of the loan. The amendment was accounted for as a modification, and the unamortized debt discount as of the date of the modification is being amortized over the new loan period, using the effective interest rate method.

The Loan and Security Agreement contains customary representations and warranties, covenants, closing and advancing conditions, events of defaults and termination provisions. The Loan and Security Agreement provides that an event of default will occur if (1) the financial institution determines that it is the clear intention of the Company’s investors to not continue to fund the Company in the amounts and timeframe necessary to enable the Company to satisfy the Company’s financial obligations, (2) there is a material impairment in the financial institution’s security interest in the personal property that is the collateral, (3) the Company defaults in the payment of any amount payable under the agreement when due or (4) the Company breaches any negative covenant or certain affirmative covenants in the agreement (subject to a grace period in certain cases). The repayment of the loan is accelerated following the occurrence of an event of default or otherwise, which would require the Company to immediately pay an amount equal to: (i) all outstanding principal plus accrued but unpaid interest, (ii) the final payment, plus (iii) all other sums, that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. As of September 30, 2015, the Company was in compliance with all the covenants in the Loan and Security Agreement.

As discussed in Note 1, the Company has completed its IPO and believes it will be able to meet its payment obligations under the Loan and Security Agreement during the twelve months following the most recent balance sheet date. The Company has classified loan payments beyond twelve months to long term.

Aggregated annual payments due under the Loan and Security Agreement are as follows:

As of September 30, 2015 (in thousands)
2015	$45
2016	1,775
2017	2,095
2018	1,391
Total payments	5,306
Less: Interest	(806)
Present value of loans payable	4,500
Less: Debt discount	(91)
Add: Final balloon payment	517
Less: Unamortized portion of final balloon payment	(360)
Loans payable	4,566
Less: Current portion	(965)
Loans payable, net of current portion	$3,601

7.	Convertible Promissory Notes

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

The fair value of the convertible preferred stock warrant liability was remeasured as of each period end. As of December 31, 2014, the Company remeasured the fair value using a Black-Scholes option-pricing method with the following assumptions: a weighted average remaining life of 6.7 years, an expected volatility of 58.9%, a weighted average risk-free interest rate of 1.80% and no expected dividend. As of April 14, 2015, the Company remeasured the fair value of the convertible preferred stock warrant liability using a Black-Scholes option-pricing method with the following assumptions: the Company’s IPO price of $5.00 per share, a weighted average remaining life of 6.4 years, an expected volatility of 58.3%, a weighted average risk-free interest rate of 1.51% and no expected dividend. The Company evaluated the down-round protection provisions of the warrant agreements by using a Monte Carlo simulation model and determined that the impact of such provisions was immaterial to the fair value of the warrants at the reporting dates. The assumptions are further described as follows:

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

On April 8, 2015, the convertible preferred stock warrants automatically converted to common stock warrants. The convertible preferred stock warrant liability was reclassified to additional paid-in capital. During June 2015, the holder of the common stock warrants exercised those warrants for 56,545 shares of common stock in a cashless exercise.

9.	Common Stock

As of September 30, 2015 the Company’s Amended and Restated Certificate of Incorporation, as amended, has authorized 100,000,000 shares of common stock at $0.001 par value.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. As of September 30, 2015, no dividends have been declared.

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

In January and February 2015, the board of directors and stockholders, respectively, approved the 2015 Equity Plan (the “2015 Equity Plan”). All future awards will be granted under the 2015 Plan.  In connection with the IPO, the Company terminated the 2014 Plan.  Shares underlying any outstanding stock option grants previously awarded under the 2014 Plan remain subject to the terms of such plan. Any shares available for grant or any shares canceled or forfeited prior to vesting or exercise subsequent to the termination of the 2014 Plan became available for use under the 2015 Plan.

As of September 30, 2015, options for 610,891 shares have been issued under the 2015 Equity Plan. The maximum number of shares of the Company’s common stock that may be delivered in satisfaction of awards under the 2015 Equity Plan is 1,532,534 shares, inclusive of 750,000 shares authorized upon creation of the 2015 Plan. The number of shares available for issuance under the Company’s 2015 Equity Plan will be increased on the first day of each fiscal year beginning in 2016, by an amount equal to the lessor of (1) 1,200,000 shares of stock and (2) four percent (4%) of the outstanding shares of stock on the last day of the immediately preceding year.

As of September 30, 2015, the Company had 1,722,262 shares issuable upon exercise of outstanding option awards.

In July 2015, the board of directors approved a non-qualified stock option grant of 165,903 shares of the Company’s common stock for an employee as an inducement grant in connection with his commencement of employment.  The grant was issued outside of the 2015 Equity Plan.  Stockholder approval was not required for this grant in reliance upon the employment inducement award exemption provided by NASDAQ Rule 5635(c)(4).

Total stock-based compensation expense related to options and awards granted was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and Development	$86	$60	$96	$78
General and administrative	203	40	348	130
Total	$289	$100	$444	$208

11.	Related Party Transactions

In September 2014 and February 2015, the Company issued the Notes to several related parties that own more than 10% of the Company’s capital stock (see Note 7).  Upon completion of the IPO, those Notes were converted in to shares of the Company’s common stock.

12.	Income Taxes

The Company’s effective tax rate is 0% for income tax for the three and nine months ended September 30, 2015 and the Company expects that its effective tax rate for the full year 2015 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

The gross amount of unrecognized tax benefits as of September 30, 2015 is approximately $0.6 million related to the reserve on R&D credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

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

In October 2015, the Company paid approximately $980,000 to the landlord of the Newark Lease for tenant improvement work to be performed.  The Company will account for this payment as an addition to leasehold improvements.

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

Overview

We are a clinical-stage specialty pharmaceutical company focused on the development and commercialization of novel and proprietary combination therapies that address significant unmet medical needs. Our initial focus is on the development of Hydros-TA, our proprietary, potentially best-in-class intra-articular (“IA”), injectable product candidate to treat pain associated with osteoarthritis (“OA”), of the knee. Hydros-TA is a combination IA product designed to provide both rapid and sustained pain relief. We believe the low dose steroid component of Hydros-TA will provide rapid pain relief as well as sustained pain relief up to six months, from our proprietary hyaluronic acid component. Hydros-TA is currently being studied in a fully-enrolled Phase 3 trial, which we refer to as COR1.1. We expect to initiate our second Phase 3 trial, which we refer to as COR1.2, to open an investigational new drug application (“IND”), and begin enrolling U.S. patients in the first half of 2016. We anticipate reporting top-line results from COR1.1 in the first quarter of 2016 and COR1.2 by mid-2017, and submitting our NDA for Hydros-TA in mid-2017.

Since our inception, we have devoted substantially all our efforts and financial resources to identifying and developing product candidates utilizing our proprietary hyaluronic acid technology and to the clinical development of Hydros-TA. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. Through September 30, 2015, we have funded substantially all of our operations through our initial public offering and prior to that, the sale and issuance of our convertible preferred stock and convertible promissory notes and through various credit facilities.

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

We have never been profitable and, as of September 30, 2015, we had an accumulated deficit of $67.0 million. We incurred net losses of approximately $19.2 million and $8.6 million in the nine months ended September 30, 2015 and 2014, respectively. We expect to continue to incur net operating losses as we advance Hydros-TA through clinical development, seek regulatory approval and prepare for and, if approved, proceed to commercialization.

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

The following table summarizes our research and development expenses by functional area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Clinical development	$859	$689	$3,443	$1,904
Regulatory	381	66	1,226	239
Preclinical R&D	272	317	1,441	724
Personnel related	837	672	2,039	1,622
Manufacturing	1,184	344	3,790	774
Total research and development expenses	$3,533	$2,088	$11,939	$5,263

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

For the three months ended September 30, 2015 and 2014 our general and administrative expenses totaled approximately $1.4  million and $1.5 million, respectively. For the nine months ended September 30, 2015 and 2014 our general and administrative expenses totaled approximately $3.5 million and $2.6 million, respectively. We anticipate that our general and administrative expenses will increase in the future as we continue to build our corporate infrastructure to support the continued development of Hydros-TA.

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

Income Taxes

The Company’s effective tax rate is 0% for income tax for the three and nine months ended September 30, 2015 and the Company expects that its effective tax rate for the full year 2015 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
	2015	2014
License Revenue	$7	$10
Operating Expenses:
Research and development	3,533	2,088
General and administrative	1,373	1,490
Total operating expenses	4,906	3,578
Loss from Operations	(4,899)	(3,568)
Other Income (expense):
Interest income	2	1
Interest expense	(95)	(357)
Other income (expense), net	1	(71)
Total other income (expense)	(92)	(427)
Net Loss and Comprehensive Loss	$(4,991)	$(3,995)
Net loss per share to common stockholders, basic and diluted	$(0.19)	$(5.89)
Weighted average common shares outstanding, basic and diluted	26,322,494	678,189

License revenue

Revenues from the deferred upfront payments related to our license agreement for the three months ended September 30, 2015 and 2014 were $7,000 and $10,000 respectively, in each period.

Research and development expenses

Research and development expenses were $3.5 million and $2.1 million for the three months ended September 30, 2015 and 2014, respectively. The increase in research and development expenses period over period of $1.4 million, or 69%, was primarily due to the following:

•	an increase in clinical development expenses of $0.2 million related to our ongoing Phase 3 clinical trial, COR1.1;
•	an increase in regulatory expenses of $0.3 million primarily related to the increased use of outside services driven by an increase in IND enabling activities; and
•	an increase in manufacturing related expenses of $0.9 million, primarily related to an increased use of contract manufacturers preparing for the production of Hydros-TA for our COR1.2 clinical trial.

General and administrative expenses

General and administrative expenses were $1.4 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively. The decrease in general and administrative expenses period over period of $0.1 million, or -8%, was primarily due to reduced expenditures on marketing related activities.

Interest expense

Interest expense is attributable to our debt facility with SVB and non-cash amortization of debt discounts and final interest payments. Interest expense was $0.1 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively. The decrease in interest expense of $(0.3) million was primarily due to the payment of additional interest at the time of the amendment of the loan and security agreement in September 2014.

Other income (expense), net

Other income (expense), net was $1,000 and $(71,000) for the three months ended September 30, 2015 and 2014, respectively. The expense for the three months ended September 30, 2014 primarily resulted from the mark to market of the Company’s convertible preferred stock warrant liability.  In April 2015, the convertible preferred stock warrants automatically converted to common stock warrants and the liability was therefore not present during the three months ended September 30, 2015.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
	2015	2014
License Revenue	$21	$21
Operating Expenses:
Research and development	11,939	5,263
General and administrative	3,549	2,618
Total operating expenses	15,488	7,881
Loss from Operations	(15,467)	(7,860)
Other Income (expense):
Interest income	4	2
Interest expense	(1,100)	(520)
Net loss on extinguishment of convertible promissory notes	(3,177)	—
Other income (expense), net	553	(267)
Total other income (expense)	(3,720)	(785)
Net Loss and Comprehensive Loss	$(19,187)	$(8,645)
Net loss per share to common stockholders, basic and diluted	$(1.12)	$(14.75)
Weighted average common shares outstanding, basic and diluted	17,203,279	586,111

License revenue

Revenues from the deferred upfront payments related to our license agreement for the nine months ended September 30, 2015 and 2014 were $21,000 and $21,000 respectively, in each period.

Research and development expenses

Research and development expenses were $11.9 million and $5.3 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in research and development expenses period over period of $6.6 million, or 127%, was primarily due to the following:

•	an increase in clinical development expenses of $1.4 million related to our ongoing Phase 3 clinical trial, COR1.1;
•

an increase in pre-clinical research and development expenses of $0.6 million primarily related to the increased use of CROs and other outside services driven by an increase in IND enabling activities;

•	an increase in regulatory expenses of $1.0 million primarily related to the increase use of outside services driven by an increase in IND enabling activities;
•	an increase in personnel related expenses of $0.2 million as we began to build out our in-house regulatory team; and
•	an increase in manufacturing related expenses of $3.0 million, primarily related to an increased use of contract manufacturers preparing for the production of Hydros-TA for our COR1.2 clinical trial.

General and administrative expenses

General and administrative expenses were $3.5 million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in general and administrative expenses period over period of $0.9 million, or 36%, was primarily due to an increase of $0.4 million in in payroll and related expenses for additional headcount and increases of $0.1 million in professional service fees and $0.3 million in insurance fees, both of which are associated with being a newly public company.

Interest expense

Interest expense is attributable to our debt facility with SVB and non-cash amortization of debt discounts and final interest payments. Interest expense was $1.1 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in interest expense of $0.6 million was primarily due to convertible promissory notes discount amortization.

Net loss on extinguishment of convertible promissory notes

Net loss on extinguishment of convertible promissory notes was $(3.2) million for the nine months ended September 30, 2015. The expense occurred as a result of the conversion of the convertible promissory notes into common shares in connection with the IPO.  There was no loss on extinguishment of convertible promissory notes for the nine months ended September 30, 2014.

Other income (expense), net

Other income (expense), net was $0.6 million and $(0.3) million for the nine months ended September 30, 2015 and 2014, respectively. The increase in income of $0.9 million resulted primarily from changes in fair value of the Company’s derivative liability and convertible preferred stock warrant liability.

Liquidity and Capital Resources

To date, we have not generated any revenue and have incurred losses since our inception in 2004. As of September 30, 2015, we had an accumulated deficit of $67.0 million. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third-party funding and licensing or collaboration arrangements.

Since our inception and prior to our April 2015 IPO, we funded our operations principally through the receipt of funds from private placements of our equity, the issuance of convertible promissory notes and borrowings under our loan and security agreement with SVB. As of September 30, 2015, we had cash and cash equivalents of $59.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

Indebtedness

In October 2011, we entered into a loan and security agreement with SVB.   In September 2014, we entered into a fourth amendment to the loan and security agreement.  The interest rate on the loan is 3.95% per annum, and the loan is repayable in 36 equal monthly installments, following an eighteen month interest-only period.

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

The loan and security agreement provides that an event of default will occur if, among other events, we default in the payment of any amount payable under the agreement when due. As of September 30, 2015, we were in compliance with all the covenants in the loan and security agreement.

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

Cash Flows

The following table shows a summary of our cash flows for each of the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	($ in thousands)
Cash flows used in operating activities	(15,796)	(6,916)
Cash flows used in investing activities	(280)	(83)
Cash flows provided by financing activities	72,057	6,543
Net increase/(decrease) in cash and cash equivalents	55,981	(456)

Operating Activities. Operating activities used $15.8 million of cash in the nine months ended September 30, 2015. The cash flow used in operating activities resulted primarily from our net loss of $19.2 million for the period, offset by net non-cash charges of $4.1 million and net cash used by changes in our operating assets and liabilities of $0.8 million. Our non-cash charges consisted primarily of $0.5 million related to a decrease in the fair value of the preferred stock warrant liability and derivative liability, $0.4 million related to stock-based compensation expense, and $0.8 million related to the amortization of the convertible promissory notes discount and $3.2 million related to the loss on conversion of convertible promissory notes.  Net cash used by changes in our operating assets and liabilities consisted primarily of a $0.5 million increase in our accounts payable, offset by a $0.3 million decrease in accruals and a decrease in prepaid expenses of $0.9 million.

Operating activities used $6.9 million of cash in the nine months ended September 30, 2014. The cash flow used in operating activities resulted primarily from our net loss of $8.6 million for the period, offset by net non-cash charges of $0.4 million and net cash provided by changes in our operating assets and liabilities of $1.3 million. Our non-cash charges consisted primarily of $0.3 million related to an increase in the fair value of the preferred stock warrant liability, $0.2 million related to stock-based compensation expense and $0.1 million related to non-cash interest expense. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $0.4 million increase in our accounts payable and a $1.0 million increase in accruals.

Investing activities. Net cash used in investing activities was $0.3 million and $0.1 million in the nine months ended September 30, 2015 and 2014, respectively. Net cash used in investing activities consisted primarily of cash paid to purchase property and equipment.

Financing activities. Net cash provided by financing activities was $72.1 million and $6.5 million in the nine months ended September 30, 2015 and 2014, respectively. Net cash provided by financing activities in the nine months ended September 30, 2015 consisted of the receipt of net proceeds of $67.9 million from the initial public offering, after underwriting discounts and commissions and IPO expenses paid by the Company, $4.0 million from the issuance of the Notes and $0.1 million from the issuance of common stock related to option exercise. Net cash provided by financing activities in the nine months ended September 30, 2014 primarily consisted of the receipt of net proceeds of $2.2 million received from the draw down under our Loan and Security Agreement with SVB, the receipt of proceeds for $5.0 million from the issuance of convertible promissory notes and the repayment of $0.7 million of the Loan and Security Agreement.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2015:

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Long-term debt (including interest)(1)	$5,321	$1,137	$4,184	$—	$—
				—	—
Operating lease obligations(2)	4,386	580	1,875	1,346	585
Total(3)	$9,707	$1,717	$6,059	$1,346	$585

(1)

Represents the contractually required principal and interest payments on our credit facility in accordance with the required payment schedule. Amounts associated with future interest payments to be made were calculated using a weighted average interest rate of 10.2% per annum.

(2)

Represents the contractually required payments under our operating lease obligations in existence as of September 30, 2015 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.

(3)

This table does not include a liability for unrecognized tax benefits related to various federal and state income tax matters of $0.6 million at September 30, 2015. The timing of the settlement of these amounts was not reasonably estimable at September 30, 2015. We do not expect payment of amounts related to the unrecognized tax benefits within the next twelve months.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Principal Accounting Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

We are a clinical-stage specialty pharmaceutical company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused substantially all of our efforts on our research and development activities on our lead product candidate, Hydros-TA. To date, we have not commercialized any products or generated any revenue from product sales. We are not profitable and have incurred losses in each year since our inception in 2004, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. Our net losses for the nine months ended September 30, 2015 and 2014 were $19.2 million and $8.6 million, respectively. As of September 30, 2015, we had an accumulated deficit of $67.0 million. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity and/or debt financings and strategic collaborations. We have not completed a pivotal clinical study for Hydros-TA and it will be several years, if ever, before Hydros-TA is ready for commercialization.

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

Based upon our current operating plan, we believe that the net proceeds of approximately $66.3 million we received from our IPO, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital requirements for at least the next 12 months. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our product candidates.

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

Our license agreement with Shanghai Jingfeng Pharmaceutical Co., Ltd., or Jingfeng, provides Jingfeng with the exclusive right and license to develop and commercialize Hydros-TA, or any improvements or modifications to Hydros-TA, for use in China, Taiwan, Hong Kong and Macau. Pursuant to the terms of the license agreement, Jingfeng is responsible for the manufacture and supply of Hydros-TA and the management and funding of all development activities, regulatory submissions and regulatory approvals for Hydros-TA within the applicable territory. Our ability to realize any of the approximately $6.5 million in remaining milestone payments pursuant to the terms of the license agreement is therefore outside of our control and as a result we can make no guaranty or assurance that all or a portion of such payments will be made. We may form additional collaboration partnerships, create joint ventures or enter into licensing arrangements with third parties with respect to our programs that we believe will complement or augment our existing business. We have historically engaged, and intend to continue to engage, in partnering discussions with a range of pharmaceutical and biotechnology companies and could enter into new collaboration partnerships at any time. We face significant competition in seeking appropriate collaboration partners, and the negotiation process to secure appropriate terms is time-consuming and complex. Any delays in identifying suitable collaboration partners and entering into agreements to develop Hydros-TA could also delay the commercialization of Hydros-TA, which may reduce its competitiveness even if it reaches the market. Moreover, we may not be successful in our efforts to establish such a collaboration partnership for any future product candidates and programs on terms that are acceptable to us, or at all. This may be because such future product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient and/or third parties may not view such product candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile.

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

Prior to obtaining approval to commercialize a drug candidate in the United States or abroad, we or our collaboration partners must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, that such drug candidates are safe and effective for their intended uses. We expect to initiate COR1.2, our second Phase 3 clinical trial of Hydros-TA, in early 2016. We expect to report primary endpoint results from COR1.1 in the first quarter of 2016 and from COR1.2 by mid-2017, and to submit our NDA for Hydros-TA in mid-2017. The number of nonclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate and, as such, we may be required to perform additional clinical trials beyond our ongoing COR1.1 trial and our expected COR1.2 trial. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our drug candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering drug candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a drug candidate for any or all targeted indications.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If few securities or industry analysts commence coverage of us, the trading price for our stock would be negatively impacted. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any September 30, before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $75.0 million as of September 30, in any given year, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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
•

the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal certain provisions of our bylaws and our amended and restated certificate of incorporation regarding the election and removal of directors;

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. We experienced an ownership change in December 2005 that limited our use of approximately $0.3 million of the NOLs available to us for federal income tax purposes as of September 30, 2015. If we undergo additional ownership changes (some of which changes may be outside our control), our ability to utilize our NOLs could be further limited by Section 382 of the Code. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs. See the risk factors described above under “—Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements.”

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

Carbylan Therapeutics, Inc.

Date: November 12, 2015	By:	/s/ David M. Renzi
David M. Renzi President Chief Executive Officer and Director (Principal Executive Officer)