Form 10-Q
period 2016-03-31
Carbylan Therapeutics, Inc.
filed 2016-05-12
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, the registrant had 26,332,494 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Carbylan Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$48,455	$53,723
Prepaid expenses and other current assets	1,010	1,222
Total current assets	49,465	54,945
Property and equipment, net	160	805
Restricted cash	50	50
Other assets	—	991
Total assets	$49,675	$56,791
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$793	$1,460
Accrued expenses	1,082	1,327
Loans payable	1,950	1,455
Deferred licensing revenue	29	29
Total current liabilities	3,854	4,271
Loans payable, net of current portion	2,701	3,154
Deferred licensing revenue, net of current portion	49	56
Total liabilities	6,604	7,481
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of March 31, 2016 and December 31, 2015: no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of March 31, 2016 and December 31, 2015: 26,332,494 shares issued and outstanding as of March 31, 2016 and December 31, 2015	27	27
Additional paid-in capital	122,272	121,904
Accumulated deficit	(79,228)	(72,621)
Total stockholders’ equity	43,071	49,310
Total liabilities and stockholders’ equity	$49,675	$56,791

The accompanying notes are an integral part of these unaudited condensed financial statements.

Carbylan Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
License Revenue	$7	$7
Operating Expenses:
Research and development	3,532	3,902
General and administrative	1,543	1,006
Impairment of long-lived assets	1,460	—
Total operating expenses	6,535	4,908
Loss from Operations	(6,528)	(4,901)
Other Income (expense):
Interest income	12	—
Interest expense	(88)	(836)
Other income (expense), net	(3)	553
Net Loss and Comprehensive Loss	$(6,607)	$(5,184)
Net loss per share to common stockholders, basic and diluted	$(0.25)	$(7.38)
Weighted average common shares outstanding, basic and diluted	26,332,494	701,980

The accompanying notes are an integral part of these unaudited condensed financial statements.

Carbylan Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands, unaudited)

	March 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(6,607)	$(5,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34	31
Stock based compensation expense	368	118
Change in fair value of preferred stock warrant liability and derivative liability	—	(518)
Non-cash interest expense	35	84
Amortization of loan and convertible promissory notes discount	7	707
Impairment of long-lived assets	1,460	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	85	(437)
Other assets	59	—
Accounts payable	(272)	1,011
Accrued expenses	(246)	146
Deferred licensing revenue	(7)	(7)
Net cash used in operating activities	(5,084)	(4,049)
Cash Flows from Investing Activities
Purchase of property and equipment	(184)	(180)
Net cash used in investing activities	(184)	(180)
Cash Flows from Financing Activities
Proceeds from issuance of common stock upon exercise of options, net	—	120
Deferred public offering costs	—	(607)
Proceeds from convertible promissory notes	—	4,000
Net cash provided by financing activities	—	3,513
Net decrease in cash and cash equivalents	(5,268)	(716)
Cash and cash equivalents at beginning of period	53,723	3,897
Cash and cash equivalents at end of period	$48,455	$3,181
Supplemental Cash Flow Information
Cash paid for interest	$45	$44
Supplemental Disclosures of Non-cash Investing Activities
Transfer of long-term deposits to property and equipment	$824	$—
Property and equipment additions in accounts payable and accrued expenses	$61	$—
Supplemental Disclosures of Non-cash Financing Activities
Accrual of deferred public offering costs	$—	$591
Derivative related to convertible promissory notes at issuance	$—	$1,196
Beneficial conversion feature for convertible promissory notes	$—	$158

The accompanying notes are an integral part of these unaudited condensed financial statements.

Notes to the Condensed Financial Statements (unaudited)

1.	Formation and Business of the Company

Carbylan Therapeutics, Inc. (the “Company”) is a clinical-stage specialty pharmaceutical company. The Company’s initial focus was on the development of Hydros-TA, its proprietary, potentially best-in-class intra-articular injectable product candidate to treat pain associated with osteoarthritis of the knee. The Company was incorporated in the state of Delaware on March 26, 2004 as Sentrx Surgical, Inc. The name of the Company was changed to Carbylan Biosurgery, Inc. on December 14, 2005. The name of the Company was changed to Carbylan Therapeutics, Inc. on March 7, 2014.

Since commencing operations in 2004, the Company has devoted substantially all of its efforts to identifying and developing product candidates for therapeutic markets, recruiting personnel and raising capital. The Company has devoted predominantly all of its resources to the preclinical and clinical development of, and manufacturing capabilities for, Hydros-TA. The Company has never been profitable and has not yet commenced commercial operations. At March 31, 2016, the Company had an accumulated deficit of approximately $79.2 million.

In February 2016, the Company announced topline results of COR1.1 trial, a Phase 3 clinical trial comparing treatment with Hydros-TA to treatment with Hydros and with TA, on a standalone basis. Hydros-TA met the first of its two primary endpoints but did not meet its second primary endpoint.In March 2016, the Company engaged a financial and strategic advisor, Wedbush PacGrow, to advise it on strategic alternatives.  In April 2016, the Company announced that it had suspended further clinical development of Hydros-TA and that it is actively pursuing a strategic transaction, including a merger or acquisition of the Company.

In March 2016, the Company determined that it would not occupy the Newark Lease facility. (See Note 5.) As a result, the Company recorded an impairment relating to assets consisting primarily of leasehold improvements for the Newark Lease of approximately $1.1 million. (See Note 4.)

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

On April 8, 2015, the Company’s registration statement on Form S-1 (File No. 333-201278) relating to the initial public offering of its common stock was declared effective by the SEC. The initial public offering closed on April 14, 2015 at which time the Company sold 14,950,000 shares of common stock, which included 1,950,000 shares of common stock purchased by the underwriters upon the full exercise of their option to purchase additional shares of common stock. The Company received cash proceeds of approximately $66.3 million from the initial public offering, net of underwriting discounts and commissions and offering costs paid by the Company.

Prior to the closing of the initial public offering, all outstanding shares of convertible preferred stock converted into 8,268,531 shares of common stock with the related carrying value of $39.6 million reclassified to common stock and additional paid-in capital. In addition, all convertible preferred stock warrants were converted into warrants exercisable for common stock and the convertible promissory notes were converted in to 2,287,120 shares of common stock.

On April 14, 2015, the Company filed its Amended and Restated Certificate of Incorporation, authorizing 105,000,000 shares of capital stock, including 100,000,000 shares of authorized common stock and 5,000,000 shares of authorized undesignated preferred stock.  Both the common stock and preferred stock have a par value of $0.001 per share. There are no shares of preferred stock outstanding at March 31, 2016.

2.Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The unaudited interim financial statements have been prepared on the same basis as the annual financial statements. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2016, or for any other future annual or interim period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K filed on March 30, 2016 with the SEC.

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

Long-lived assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets, or asset groups, may not be recoverable. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, the future undiscounted cash flows expected to be generated by the asset, or asset groups from its use or eventual disposition is estimated. If the sum of the expected future undiscounted cash flows is less than the carrying amount of those assets, or asset groups, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets, or asset groups.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In May 2014, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. The original effective date of this guidance for public entities was for annual reporting period beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), to defer the effective date of this guidance by one year, to the annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU 2016-08); and iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10). The Company does not anticipate an early adoption, and is currently evaluating the impact on its financial statements upon the adoption of this guidance.

In August 2014, the FASB issued ASU NO. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not anticipate an early adoption, and is currently evaluating the impact on its financial statements upon the adoption of this guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting period beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact on its financial statements upon the adoption of this guidance.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718). This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for annual reporting period beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact on its financial statements upon the adoption of this guidance.

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

As of March 31, 2016, based on borrowing rates that are available to the Company for loans of similar terms and consideration of the Company’s credit risk, the carrying value of the loan payable approximates the fair value using Level 2 inputs.

There were no transfers between Level 1 and Level 2 during the periods presented.

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. During 2014 and through the date of the initial public offering in April 2015, the Company estimated the fair value of the warrant liability. The Company used the Black-Scholes option-pricing method to calculate the fair value of the warrant liability. Generally, increases or decreases in the fair value of the underlying convertible preferred stock resulted in a similar impact in the fair value measurement of the warrant liability.

The fair value of the derivative of the September 2014 and February 2015 convertible promissory notes (see Note 7) was recorded as a derivative liability instrument that is measured at fair value at each reporting period. In connection with the initial public offering, the convertible promissory notes were converted in to shares of common stock, and the derivative liability is therefore not present at March 31, 2016. At March 31, 2015, the Company remeasured the fair value of the derivative for the September 2014 and February 2015 convertible promissory notes by estimating the fair value of the convertible promissory notes with and without the conversion derivative. To calculate the fair value of the convertible promissory notes without the conversion derivative, the Company estimated the present value of the expected cash payments at an assumed discount rate. To calculate the fair value of the convertible promissory notes with the conversion feature, the Company calculated the present value of the convertible promissory notes upon conversion at an initial public offering, and the present value of the convertible promissory notes at an equity financing. The Company applied a probability of occurrence to all of the conversion scenarios and estimated a weighted value of the notes with the conversion feature. The difference between the fair value of the convertible promissory notes with and without the conversion features is the fair value of the derivative.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring and non-recurring basis:

	Fair Value Measurements as of March 31, 2016 (in thousands)
	Quoted Price in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$48,380	$—	$—	$48,380
Certificate of deposit	—	50	—	50
Property and equipment, net (non-recurring)	160	—	—	160
	$48,540	$50	$—	$48,590

	Fair Value Measurements as of December 31, 2015 (in thousands)
	Quoted Price in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$53,625	$—	$—	$53,625
Certificate of deposit	—	50	—	$50
	$53,625	$50	$—	$53,675

(1)	Included in cash and cash equivalents in the Company’s condensed balance sheet.

4.	Balance Sheet Components

Property and Equipment, Net

The following table represents the components of property and equipment (in thousands):

	March 31,	December 31,
	2016	2015
Computer equipment	$-	$30
Lab equipment	270	697
Furniture and fixtures	-	21
Machinery and equipment	105	262
Leasehold improvements	-	55
Construction in progress	-	368
	375	1,433
Less: Accumulated depreciation and amortization	(215)	(628)
Total property and equipment, net	$160	$805

Depreciation expense for the three months ended March 31, 2016 and 2015, was $34,000, and $31,000, respectively.

The Company recorded an impairment charge of $1.5 million in the three months ended March 31, 2016 in connection with its determination not to occupy the Newark Lease facility and to suspend further clinical development of Hydros-TA. An impairment charge of $1.1 million was recorded, primarily related to leasehold improvements, furniture and fixtures for the Newark Lease facility that have no future use. Additionally, the Company determined that certain equipment used in the development of Hydros-TA was impaired and recorded an impairment charge of $0.4 million, reducing the carrying value of the assets to $0.1 million, which is their estimated fair value. Each of these impairment charges was measured using Level 1 inputs of the fair value hierarchy.

Accrued Liabilities

(in thousands)

	March 31,	December 31,
	2016	2015
Accrued payroll and related expenses	$222	$727
Accrued legal expenses	178	77
Accrued research and clinical trial expenses	633	338
Accrued professional services	-	185
Other accrued expenses	49	-
	$1,082	$1,327

5.	Commitments and Contingencies

Operating Lease

The Company leases its facilities in Palo Alto, California under a noncancelable operating lease which expires May 2016.   The terms of the lease agreement require the Company to provide a security deposit of $69,000. The security deposit is included in other assets on the accompanying condensed balance sheets. The Company had a sub-lease agreement with a tenant for approximately thirty-seven percent of the square footage of the corporate headquarters. Under this agreement, the Company received $16,000 per month as rental income which is accounted for as a reduction of rent expense. The sub-lease agreement expired on February 29, 2016.

Gross rent expense for the three months ended March 31, 2016 and 2015 was $174,000 and $108,000, respectively. The rental expense is reduced by the sublease rental income amounts of $37,000 and $48,000, respectively, for the three months ended March 31, 2016 and 2015

 On July 13, 2015, the Company entered into a lease for an 18,704 square foot facility located in Newark, California (the “Newark Lease”), with office, R&D and laboratory space. Under the Newark Lease, the landlord provided an allowance of $599,000 to fund certain improvements to the facility. The Newark Lease has an initial term of approximately six and a half years, with a monthly rental rate starting at $2.65 per square foot in the first year of the lease, escalating each year by 3.0%. The annual rent obligation is expected to be approximately $595,000 for the first year of the lease. The Company is responsible for certain other costs, such as insurance, taxes, utilities, maintenance and repairs, a property management fee, and reimbursement of certain expenses related to maintenance of common areas. The Company delivered a security deposit of approximately $149,000 in connection with the execution of the Newark Lease, and this amount is recorded in other assets on the condensed balance sheets. In March 2016, the Company determined that it would not occupy the Newark Lease facility and recorded an impairment relating to assets consisting primarily of leasehold improvements of approximately $1.1 million.

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

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that a liability has been incurred and that future expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at March 31, 2016.

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

The Loan and Security Agreement contains customary representations and warranties, covenants, closing and advancing conditions, events of defaults and termination provisions. The Loan and Security Agreement provides that an event of default will occur if (1) the financial institution determines that it is the clear intention of the Company’s investors to not continue to fund the Company in the amounts and timeframe necessary to enable the Company to satisfy the Company’s financial obligations, (2) there is a material impairment in the financial institution’s security interest in the personal property that is the collateral, (3) the Company defaults in the payment of any amount payable under the agreement when due or (4) the Company breaches any negative covenant or certain affirmative covenants in the agreement (subject to a grace period in certain cases). The repayment of the loan is accelerated following the occurrence of an event of default or otherwise, which would require the Company to immediately pay an amount equal to: (i) all outstanding principal plus accrued but unpaid interest, (ii) the final payment, plus (iii) all other sums, that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. As of March 31, 2016, the Company was in compliance with all the covenants in the Loan and Security Agreement.

Aggregated annual payments due under the Loan and Security Agreement are as follows:

As of March 31, 2016 (in thousands)
2016	$1,746
2017	2,095
2018	1,390
Total payments	5,231
Less: Interest	(731)
Present value of loans payable	4,500
Less: Debt discount	(76)
Add: Final balloon payment	517
Less: Unamortized portion of final balloon payment	(290)
Loans payable	4,651
Less: Current portion	(1,950)
Loans payable, net of current portion	$2,701

7.	Convertible Promissory Notes

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

The Company issued warrants to purchase shares of the Company’s convertible preferred stock at various times in connection with loans payable. Immediately prior to the closing of the initial public offering, all convertible preferred stock warrants were converted in to warrants exercisable for common stock.

The convertible preferred stock warrants outstanding as of March 31, 2015 were as follows (in thousands, except share and per share amounts:

	Number of Shares Underlying Warrants	Exercise Price per Share	Fair Value, as of March 31, 2015
Series A preferred stock	20,788	$4.81	$30
Series B preferred stock	103,941	$4.81	$319
	124,729		$349

The fair value of the convertible preferred stock warrant liability was remeasured as of each period end. As of March 31, 2015, the Company remeasured the fair value of the convertible preferred stock warrant liability using a Black-Scholes option-pricing method with the following assumptions: the Company’s initial public offering price of $5.00 per share, a weighted average remaining life of 6.5 years, an expected volatility of 58.3%, a weighted average risk-free interest rate of 1.55% and no expected dividend. The Company evaluated the down-round protection provisions of the warrant agreements by using a Monte Carlo simulation model and determined that the impact of such provisions was immaterial to the fair value of the warrants at the reporting dates. The assumptions are further described as follows:

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

As of March 31, 2016 the Company’s Amended and Restated Certificate of Incorporation, as amended, has authorized 100,000,000 shares of common stock at $0.001 par value.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the holders of the Series A and B convertible preferred stock. As of March 31, 2016, no dividends have been declared.

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

As of March 31, 2016, options for 1,310,806 shares have been issued under the 2015 Equity Plan. The number of shares available for issuance under the Company’s 2015 Equity Plan will be increased on the first day of each fiscal year beginning in 2016, by an amount equal to the lessor of (1) 1,200,000 shares of stock and (2) four percent (4%) of the outstanding shares of stock on the last day of the immediately preceding year. The maximum number of shares of the Company’s common stock that may be delivered in satisfaction of awards under the 2015 Equity Plan is 2,585,833 shares, inclusive of 750,000 shares authorized upon creation of the 2015 Plan and 1,053,299 shares added January 1, 2016.

As of March 31, 2016, the Company had 2,552,550 shares issuable upon exercise of outstanding option awards.

Total stock-based compensation expense related to options and awards granted was allocated as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and Development	$151	$9
General and administrative	217	109
Total	$368	$118

11.	Related Party Transactions

In September 2014 and February 2015, the Company issued the Notes to several related parties that own more than 10% of the Company’s capital stock (see Note 7). Upon completion of the initial public offering, those Notes were converted in to shares of the Company’s common stock.

12.	Income Taxes

The Company’s effective tax rate is 0% for income tax for the three months ended March 31, 2016 and the Company expects that its effective tax rate for the full year 2016 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

The gross amount of unrecognized tax benefits as of March 31, 2016 is approximately $0.8 million related to the reserve on R&D credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. The Company does not expect any material changes in the next twelve months in unrecognized tax benefits.

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

13.Subsequent Events

In April 2016, the Company announced that it had suspended further clinical development of Hydros-TA and that it is actively pursuing a strategic transaction, including a merger or acquisition of the Company.

In April 2016, the board of directors approved a restructuring plan effective as of April 15, 2016 resulting in a reduction in force affecting 14 of the Company’s 17 employees, including two executive officers. The restructuring plan is intended to reduce operational costs to preserve capital and streamline the Company’s operations as it pursues a strategic transaction.

The positions impacted are across all of the Company’s departments. As a result of the restructuring plan, the Company estimates that it will incur one-time cash severance payments of approximately $0.3 million and an aggregate of $0.7 million in severance expenses, including the severance payments to the two executive officers. The charges associated with the restructuring plan will be recorded in the year ended December 31, 2016.

In April 2016, the Board of Directors approved an Executive Retention Bonus Plan (the “Retention Plan”), which provides for grants of cash retention bonuses to the remaining eligible executive officers who continue employment with the Company through the earlier to occur of (i) the closing of a Change in Control (as defined the Retention Plan) and (ii) March 8, 2017 (the “Retention Date”). The Retention Plan is intended to help assure that the Company’s remaining executive officers following the above described reduction in force continue their employment with the Company in order to complete a strategic transaction. The aggregate retention bonus, assuming all other terms and conditions are satisfied, is approximately $0.3 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed financial statements (unaudited) and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, the success, cost and timing of our product development activities and clinical trials and projections as to the timing and success of any potential strategic transaction.  Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in the Prospectus or described elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report on Form 10-Q, the terms “Carbylan,” “Company,” “we,” “us” and “our” refer to Carbylan Therapeutics, Inc., a Delaware corporation.

Overview

We are a clinical-stage specialty pharmaceutical company. Our initial focus was on the development of Hydros-TA, our proprietary, potentially best-in-class intra-articular (“IA”), injectable product candidate to treat pain associated with osteoarthritis (“OA”), of the knee. Current joint injection, or intra-articular, treatments for OA pain include corticosteroids, which provide short-term relief, and viscosupplements, which provide relief over the longer-term. In contrast, Hydros-TA utilizes our proprietary cross-linking technology to deliver both rapid pain relief with a low dose corticosteroid triamcinolone acetonide, or TA, and sustained pain relief from our novel hyaluronic acid viscosupplement.

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

In March 2016, we engaged a financial and strategic advisor, Wedbush PacGrow, to advise us on strategic alternatives.  Wedbush PacGrow is providing a range of advisory services aimed to enhance shareholder value.

In April 2016, we announced that we have suspended further clinical development of Hydros-TA and that we are actively pursuing a strategic transaction, including a merger or acquisition of the Company. In connection with this decision, we recorded an aggregate of $1.5 million in asset impairment charges in the three months ended March 31, 2016 related to our determination in March 2016 not to occupy our recently leased facility in Newark and impairment of certain assets related to Hydros-TA. We are devoting substantially all of our time and resources to identifying and consummating a strategic transaction, however, there can be no assurance that such activities will result in any agreements or transactions that will enhance shareholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance shareholder value.

In April 2016, we approved a restructuring plan effective as of April 15, 2016 resulting in a reduction in force affecting 14 of our 17 employees, including two executive officers.  The restructuring plan is intended to reduce operational costs to preserve capital and streamline our operations as we pursue a strategic transaction. Non-executive employees directly affected by the reduction in force have been terminated as of April 15, 2016 and will be provided with severance payments and continuation of benefits for a limited term. The positions impacted are across all of our departments. As a result of the restructuring plan, we estimate that we will incur one-time cash severance payments of approximately $0.3 million and an aggregate of $0.7 million in severance expenses, including the severance payments to the two executive officers. The charges associated with the restructuring plan will be recorded in fiscal 2016.

We have never been profitable and, as of March 31, 2016, we had an accumulated deficit of $79.2 million. We incurred net losses of approximately $6.6 million and $5.2 million in the three months ended March 31, 2016 and 2015, respectively.

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

We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis, as the majority of our past expenses have been in support of Hydros-TA.

The following table summarizes our research and development expenses by functional area:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Clinical development	$940	$967
Regulatory	309	392
Preclinical R&D	288	674
Personnel related	847	604
Manufacturing	1,148	1,265
Total research and development expenses	$3,532	$3,902

General and administrative expenses. General and administrative expenses consist of personnel costs, travel expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. General and administrative expenses are expensed as incurred.

For the three months ended March 31, 2016 and 2015 our general and administrative expenses totaled approximately $1.5  million and $1.0 million, respectively. We have implemented operating cost reductions to reduce overall cash burn as we pursue a strategic transaction. Our strategic process is both active and ongoing and includes a range of interactions with transaction counterparties. We anticipate that our general and administrative expenses will increase in the future as a result of expenses related to these strategic activities.

Asset impairment. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, the future undiscounted cash flows expected to be generated by the asset from its use or eventual disposition is estimated.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of those assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.

During the three months ended March 31, 2016, we recorded an impairment charge of $1.5 million in connection with our determination not to occupy the Newark Lease facility and to suspend further clinical development of Hydros-TA.

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

Income Taxes

The Company’s effective tax rate is 0% for income tax for the three months ended March 31, 2016 and the Company expects that its effective tax rate for the full year 2016 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

The Company files tax returns for U.S. Federal and State of California. The Company is not currently subject to any income tax examinations. Since the Company’s inception, the Company had incurred losses from operations, which generally allows all tax years to remain open.

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company does not expect any material changes in the next twelve months in unrecognized tax benefits.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
License Revenue	$7	$7
Operating Expenses:
Research and development	3,532	3,902
General and administrative	1,543	1,006
Impairment of long-lived assets	1,460	-
Total operating expenses	6,535	4,908
Loss from Operations	(6,528)	(4,901)
Other Income (expense):
Interest income	12	-
Interest expense	(88)	(836)
Other income (expense), net	(3)	553
Total other income (expense)	(79)	(283)
Net Loss and Comprehensive Loss	$(6,607)	$(5,184)
Net loss per share to common stockholders, basic and diluted	$(0.25)	$(7.38)
Weighted average common shares outstanding, basic and diluted	26,332,494	701,980

License revenue

Revenues from the deferred upfront payments related to our license agreement for the three months ended March 31, 2016 and 2015 were $7,000 and $7,000 respectively, in each period.

Research and development expenses

Research and development expenses were $3.5 million and $3.9 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in research and development expenses period over period of $0.4 million, or (9%), was primarily due to the following:

•	a decrease in regulatory expenses of $0.1 million primarily related to the decreased use of outside services and the declining activity in the COR1.1 clinical trial;
•	a decrease in manufacturing related expenses of $0.1 million, primarily related to the declining activity for the COR 1.1 clinical trial;
•

a decrease in preclinical research and development expenses of $0.4 million as the COR 1.1 trial commenced during 2015 and there is no ongoing preclinical activity to support development of Hydros-TA: and

•	an increase in personnel related costs of $0.2 million primarily related to stock-based compensation expense.

General and administrative expenses

General and administrative expenses were $1.5 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively. The increase in general and administrative expenses period over period of $0.5 million, or 53%, was primarily due to increased expenditures on insurance and outside services associated with being a public company, as well as payroll and related expenses, including stock-based compensation.

Long-lived asset impairment

During the three months ended March 31, 2016, we recorded an impairment charge of $1.5 million in connection with our determination not to occupy the Newark Lease facility and to suspend further clinical development of Hydros-TA. An impairment charge of $1.1 million was recorded, primarily related to leasehold improvements, furniture and fixtures for the Newark Lease facility that have no future use. Additionally, we determined that certain equipment used in the development of Hydros-TA was impaired and recorded an impairment charge of $0.4 million, reducing the carrying value of the assets to $0.1 million, which is their fair value.

Interest expense

Interest expense is attributable to our debt facility with SVB and non-cash amortization of debt discounts and final interest payments. Interest expense was $0.1 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in interest expense of $(0.7) million was primarily attributable to convertible promissory notes discount amortization recorded in the three months ended March 31, 2015.

Other income (expense), net

Other income (expense), net was $0.0 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in income of $(0.6) million resulted primarily from changes in fair value of the Company’s derivative liability and convertible preferred stock warrant liability.

Liquidity and Capital Resources

To date, we have not generated any revenue and have incurred losses since our inception in 2004. As of March 31, 2016, we had an accumulated deficit of $79.2 million. We anticipate that we will continue to incur losses for the foreseeable future.

Since our inception and prior to our initial public offering, we funded our operations principally through the receipt of funds from private placements of our equity, the issuance of convertible promissory notes and borrowings under our loan and security agreement with SVB. As of March 31, 2016, we had cash and cash equivalents of $48.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

Indebtedness

In October 2011, we entered into a loan and security agreement with SVB that provided for us to borrow $3.0 million. In September 2014, we entered into a fourth amendment to the loan and security agreement to provide for a new loan of $4.5 million and repayment in full of amounts owing under the prior loans, with net proceeds to us of $0.5 million. We also issued a warrant to purchase 18,709 shares of Series B convertible preferred stock. The interest rate is 3.95% per annum and the loan is repayable in thirty-six equal monthly installments, following a nine month interest-only period. The amendment provided for an extension of the interest-only period by an additional nine months, to April 1, 2016, which became effective upon the completion of our initial public offering.

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

The loan and security agreement provides that an event of default will occur if, among other events, we default in the payment of any amount payable under the agreement when due. As of March 31, 2016, we were in compliance with all the covenants in the loan and security agreement.

On September 29, 2014 and February 19, 2015, we entered into convertible note purchase agreements and issued convertible promissory notes (collectively, the “Notes”) in an aggregate principal amount of $5.0 million and $4.0 million, respectively, to several related parties that own more than 10% of our capital stock. The Notes automatically converted into 2,287,120 shares of our common stock immediately prior to the closing of our initial public offering.

The convertible preferred stock warrants converted in to warrants exercisable for common stock at the completion of our initial public offering. During June 2015, SVB exercised its common stock warrants and received 56,545 shares of common stock in a cashless exercise.

Cash Flows

The following table shows a summary of our cash flows for each of the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	($ in thousands)
Cash flows used in operating activities	(5,084)	(4,049)
Cash flows used in investing activities	(184)	(180)
Cash flows provided by financing activities	-	3,513
Net increase/(decrease) in cash and cash equivalents	(5,268)	(716)

Operating Activities. Operating activities used $5.1 million of cash in the three months ended March 31, 2016. The cash flow used in operating activities resulted primarily from our net loss of $6.6 million for the period, offset by net non-cash charges of $1.9 million and net cash used by changes in our operating assets and liabilities of $0.4 million. Our non-cash charges consisted primarily of $0.4 million related to stock-based compensation expense and impairment of assets of $1.5 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $0.3 million decrease in our accounts payable, a $0.2 million decrease in accruals and a decrease in prepaid expenses of $0.1 million.

Operating activities used $4.0 million of cash in the three months ended March 31, 2015. The cash flow used in operating activities resulted primarily from our net loss of $5.2 million for the period, offset by net non-cash charges of $0.4 million and net cash provided by changes in our operating assets and liabilities of $0.7 million. Our non-cash charges consisted primarily of $0.5 million related to a decrease in the fair value of the preferred stock warrant liability and derivative liability, $0.1 million related to stock-based compensation expense and $0.7 million related to the amortization of the convertible promissory notes discount. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $1.0 million increase in our accounts payable and a $0.1 million increase in accruals, offset by a decrease in prepaid expenses of $0.4 million.

Investing activities. Net cash used in investing activities was $0.2 million and $0.2 million in the three months ended March 31, 2016 and 2015, respectively. Net cash used in investing activities consisted primarily of cash paid to purchase property and equipment.

Financing activities. Net cash provided by financing activities was $0.0 million and $3.5 million in the three months ended March 31, 2016 and 2015, respectively. Net cash provided by financing activities in the three months ended March 31, 2016 consisted of the receipt of $4.0 million from the issuance of the Notes and $0.1 million from the issuance of common stock related to option exercise, offset by the payment of deferred offering costs of $0.6 million.

Future Funding Requirements

We do not have any products approved for sale, and we have not generated any revenue from product sales since our inception and do not expect to generate any revenue from the sale of products in the near future. Our revenue to date has been generated from license revenue pursuant to our agreement with Jingfeng.

We have implemented operating cost reductions to reduce overall cash burn as we pursue a strategic transaction. Our strategic process is both active and ongoing. We anticipate that our general and administrative expenses will increase in the future as a result expenses related to these activities.

We believe that with our existing cash and cash equivalents, we will be able to fund our operating expenses and capital requirements for at least the next 12 months. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	our ability to identify and consummate a strategic transaction for the company;
•	the timing and nature of any strategic transactions that we undertake;
•	whether, as a result of our strategic and financial review with Wedbush PacGrow, we enter into a partnership or business combination;
•	our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements;

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

The following table summarizes our contractual obligations at March 31, 2016:

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

(2)

Represents the contractually required payments under our operating lease obligations in existence as of March 31, 2016 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms or with respect to the termination or sublease of our operating lease obligations notwithstanding our decision not to occupy our recently leased facility in Newark.

(3)

This table does not include a liability for unrecognized tax benefits related to various federal and state income tax matters of $0.8 million at March 31, 2016. The timing of the settlement of these amounts was not reasonably estimable at March 31, 2016. We do not expect payment of amounts related to the unrecognized tax benefits within the next twelve months.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Principal Accounting Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not party to any material legal proceeding. We have been informed that certain law firms are investigating possible violations of federal securities laws by certain Company officers and directors. However, to date, we have not been served with a complaint regarding these matters.

Item  1A.RISK FACTORS

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

Risks Related to Our Business

Our strategic initiatives and process may not be successful.

In March 2016, we engaged a financial and strategic advisor, Wedbush PacGrow, to advise us on strategic alternatives. In April 2016, we announced that we have suspended further clinical development of Hydros-TA and that we are actively pursuing a strategic transaction, including a merger or acquisition of the Company. We are devoting substantially all of our time and resources to identifying and consummating a strategic transaction, however, there can be no assurance that such activities will result in any agreements or transactions that will enhance shareholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance shareholder value.

We have a limited operating history, have incurred significant losses since our inception and we will incur losses in the future. We have only one product candidate in clinical trials and no product sales, which, together with our limited operating history, makes it difficult to assess our future viability.

We are a clinical-stage specialty pharmaceutical company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused substantially all of our efforts on our research and development activities on our lead product candidate, Hydros-TA. To date, we have not commercialized any products or generated any revenue from product sales. We are not profitable and have incurred losses in each year since our inception in 2004. We have only a limited operating history upon which to evaluate our business and prospects. In April 2016, we announced that we have suspended further clinical development of Hydros-TA and that we are actively pursuing a strategic transaction, including a merger or acquisition of the Company.

In addition in April 2016, we approved a restructuring plan effective as of April 15, 2016 resulting in a reduction in force affecting 14 of our 17 employees, including two executive officers.  The restructuring plan is intended to reduce operational costs to preserve capital and streamline our operations as we pursue a strategic transaction. Non-executive employees directly affected by the reduction in force have been terminated as of April 15, 2016 and will be provided with severance payments and continuation of benefits for a limited term. The positions impacted are across all of our departments. As a result of the restructuring plan, we estimate that we will incur one-time cash severance payments of approximately $0.3 million and an aggregate of $0.7 million in severance expenses, including the severance payments to the two executive officers. The charges associated with the restructuring plan will be recorded in fiscal 2016.

Our net losses for the three months ended March 31, 2016 and 2015 were $6.6 million and $5.2 million, respectively. As of March 31, 2016, we had an accumulated deficit of $79.3 million. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity and/or debt financings and strategic collaborations.

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

To date, we have not generated any revenue from product sales, and we do not know when, or if, we will generate any revenue from product sales. While we are exploring the potential for an acquisition, merger, strategic partnership or other strategic transactions, our operating plan may change or ability to consummate a transaction may be delayed.

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

Our future capital requirements will depend on many factors, including:

•	our ability to identify and consummate a strategic transaction for the company;
•	the timing and nature of any strategic transactions that we undertake;
•	whether, as a result of our strategic and financial review with Wedbush PacGrow, we enter into a partnership or business combination;
•	our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements;
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

If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify a merger or sale will result in a completed merger or sale transaction.  If no transaction is completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we seek a merger or sale. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) regulatory and clinical obligations remaining under our COR1.1 trial; (ii) obligations under our employment and separation agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; (iii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (iv) non-cancelable facility lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

Our business to date has been almost entirely dependent on the success of Hydros-TA, and we have recently decided to suspend further clinical development of Hydros-TA and devote all of our resources in pursuit of strategic alternatives, which may not be successful.

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

In April 2016, we announced that we have suspended further clinical development of Hydros-TA and that we are actively pursuing a strategic transaction, including a merger or acquisition of the Company.

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

We are substantially dependent on our remaining employees to facilitate the consummation of a strategic transaction.

Our ability to successfully complete a strategic transaction depends in large part on our ability to retain our remaining personnel, particularly David M. Renzi, our president and chief executive officer, Marcee M. Maroney, our vice president of clinical affairs, and John McKune our vice president of finance. In order to retain these employees, our Board of Directors approved an Executive Retention Bonus Plan in April 2016, which provides for grants of cash retention bonuses to the remaining eligible executive officers who continue employment with the Company through the earlier to occur of (i) the closing of a Change in Control and (ii) March 8, 2017. However, despite our efforts to retain these members of our management, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to consummate a strategic transaction, as well as fulfill our reporting obligations as a public company.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•	announcement of a strategic transaction, including the acquisition of our company or its assets;
•	departures of key personnel;
•	further communications or notifications from NASDAQ regarding the potential delisting of our common stock as a result of a failure to meet the NASDAQ listing requirements;
•	announcements related to the implementation of a reverse stock split in order to regain compliance with the minimum bid requirements of the NASDAQ listing requirements;
•	announcements relating to collaboration partnerships or other strategic transactions undertaken by us;
•	any intellectual property infringement actions in which we may become involved;
•	changes in financial estimates or recommendations by securities analysts;
•	trading volume of our common stock;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future; and
•	general economic and market conditions and overall fluctuations in the United States equity markets.

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

We completed our initial public offering in April 2015. Prior to that, there had been no public market for shares of our common stock. Following our initial public offering, the trading volume of our common stock on The NASDAQ Global Market has been limited, and an active public market for our shares may not develop or, if it develops, be sustained. We cannot predict the extent in which investor interest in our company will lead to the development of, or sustain an active trading market on The NASDAQ Global Market or otherwise or how liquid that market might become. The lack of an active market may impair our stockholders’ to sell their shares at the time they wish to sell them or at a price that they consider reasonable. An inactive market may also impair our ability to raise capital by selling shares.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 31, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 73% of our outstanding voting stock. Therefore these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval, including the approval of any merger, sale of assets, or other major corporate transaction, as well as the elections of directors and amendments of our organizational documents.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. We experienced an ownership change in December 2005 that limited our use of approximately $0.3 million of the NOLs available to us for federal income tax purposes as of March 31, 2016. If we undergo additional ownership changes (some of which changes may be outside our control), our ability to utilize our NOLs could be further limited by Section 382 of the Code. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs. See the risk factors described above under “—Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS
Exhibits

10.1#	Carbylan Therapeutics, Inc. Executive Retention Bonus Plan, effective April 15, 2016(1)
10.2#	Amended and Restated Offer Letter Agreement with John McKune, effective April 15, 2016(2)
10.3#	Transition and Separation Agreement with David Gravett, dated April 19, 2016
10.4#	Separation Agreement with Premchandran Ramiya, Ph.D., dated April 19, 2016
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Accounting Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#Indicates management compensatory plan or arrangement.

(1)Filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed with SEC on April 18, 2016

(2)Filed as Exhibit 10.2 to Company’s Current Report on Form 8-K filed with SEC on April 18, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carbylan Therapeutics, Inc.

Date: May 12, 2016	By:	/s/ David M. Renzi
David M. Renzi President Chief Executive Officer and Director (Principal Executive Officer)