Form 10-Q
period 2016-06-30
Carbylan Therapeutics, Inc.
filed 2016-08-12
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission File No. 001-36830

CARBYLAN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0915291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39899 Balentine Drive , Suite 200, Newark, California	94560
(Address of principal executive offices)	(Zip Code)

510-933-8365

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

As of July 29, 2016, the registrant had 26,335,775 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Carbylan Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$36,819	$53,723
Prepaid expenses and other current assets	1,138	1,222
Total current assets	37,957	54,945
Property and equipment, net	—	805
Restricted cash	50	50
Other assets	—	991
Total assets	$38,007	$56,791
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$187	$1,460
Accrued expenses	1,713	1,327
Loan payable	—	1,455
Deferred licensing revenue	29	29
Total current liabilities	1,929	4,271
Loans payable, net of current portion	—	3,154
Deferred licensing revenue, net of current portion	42	56
Total liabilities	1,971	7,481
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of June 30, 2016 and December 31, 2015: no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of June 30, 2016 and December 31, 2015: 26,335,775 shares issued and outstanding as of June 30, 2016 and 26,322,494 shares issued and outstanding as of December 31, 2015	27	27
Additional paid-in capital	122,586	121,904
Accumulated deficit	(86,577)	(72,621)
Total stockholders’ equity	36,036	49,310
Total liabilities and stockholders’ equity	$38,007	$56,791

The accompanying notes are an integral part of these unaudited condensed financial statements.

Carbylan Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015		2016	2015
License Revenue	$7	$7		$14	$14
Operating Expenses:
Research and development	947	4,504		4,480	8,406
General and administrative	2,604	1,170		4,146	2,176
Restructuring and lease termination charges	3,420	—		3,420	—
Impairment of long-lived assets	—	—		1,460	—
Total operating expenses	6,971	5,674		13,506	10,582
Loss from Operations	(6,964)	(5,667)		(13,492)	(10,568)
Other Income (expense):
Interest income	20	2		32	2
Interest expense	(406)	(169)		(493)	(1,005)
Loss on extinguishment of convertible promissory notes	—	(3,177)		—	(3,177)
Other income (expense), net	—	(1)		(3)	552
Net Loss and Comprehensive Loss	$(7,350)	$(9,012)		$(13,956)	$(14,196)
Net loss per share to common stockholders, basic and diluted	$(0.28)	$(0.40)	(1)	$(0.53)	$(1.21)	(1)
Weighted average common shares outstanding, basic and diluted	26,334,622	22,622,127	(1)	26,333,558	11,722,606	(1)

(1) Revised from a net loss per share to common stockholders, basic and diluted, of $0.37 per share and 24,303,819 weighted average common shares outstanding, basic and diluted, as previously reported for the three months ended June 30, 2015, and a net loss of $1.13 per share to common stockholders, basic and diluted, and 12,568,098 weighted average common shares outstanding, basic and diluted, as previously reported for the six months ended June 30, 2015.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Carbylan Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(13,956)	$(14,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34	65
Gain on sale of property and equipment	(23)	—
Stock based compensation expense	680	155
Change in fair value of preferred stock warrant liability and derivative liability	—	(520)
Non-cash interest expense	58	157
Amortization of loan and convertible promissory notes discount	83	758
Loss on extinguishment of convertible promissory notes	—	3,177
Loss on extinguishment of loan payable	(250)	—
Impairment of long-lived assets	1,460	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	412	(924)
Other assets	59	—
Accounts payable	(1,273)	793
Accrued expenses	386	59
Deferred licensing revenue	(14)	(14)
Net cash used in operating activities	(12,344)	(10,490)
Cash Flows from Investing Activities
Purchase of property and equipment	(245)	(259)
Sale of property and equipment	183	-
Net cash used in investing activities	(62)	(259)
Cash Flows from Financing Activities
Proceeds from issuance of common stock upon exercise of options, net	2	149
Proceeds from issuance of common stock, net	—	68,084
Proceeds from convertible promissory notes	—	4,000
Repayment of loan payable	(4,500)	—
Net cash provided by (used in) financing activities	(4,498)	72,233
Net increase (decrease) in cash and cash equivalents	(16,904)	61,484
Cash and cash equivalents at beginning of period	53,723	3,897
Cash and cash equivalents at end of period	$36,819	$65,381
Supplemental Cash Flow Information
Cash paid for interest	$606	$45
Supplemental Disclosures of Non-cash Investing Activities
Transfer of long-term deposits to property and equipment	$824	$—
Supplemental Disclosures of Non-cash Financing Activities
Conversion of preferred stock warrants to common stock warrants	$—	$347
Conversion of preferred stock to common stock	$—	$39,556
Increase accrual of deferred public offering costs	$—	$175
Derivative related to convertible promissory notes at issuance	$—	$1,196
Beneficial conversion feature for convertible promissory notes	$—	$519

The accompanying notes are an integral part of these unaudited condensed financial statements.

Notes to the Condensed Financial Statements (unaudited)

1.	Formation and Business of the Company

Carbylan Therapeutics, Inc. (the “Company”) is a clinical-stage specialty pharmaceutical company. The Company’s initial focus was on the development of Hydros-TA, its proprietary, intra-articular injectable product candidate to treat pain associated with osteoarthritis of the knee. The Company was incorporated in the state of Delaware on March 26, 2004 as Sentrx Surgical, Inc. The name of the Company was changed to Carbylan Biosurgery, Inc. on December 14, 2005. The name of the Company was changed to Carbylan Therapeutics, Inc. on March 7, 2014.

Since commencing operations and until April 2016, the Company has devoted substantially all of its efforts to identifying and developing product candidates for therapeutic markets, recruiting personnel and raising capital. The Company has devoted predominantly all of its resources to the preclinical and clinical development of, and manufacturing capabilities for, Hydros-TA. The Company has never been profitable and has not yet commenced commercial operations. At June 30, 2016, the Company had an accumulated deficit of approximately $86.6 million.

In February 2016, the Company announced topline results of its COR1.1 trial, a Phase 3 clinical trial comparing treatment with Hydros-TA to treatment with Hydros and with TA, on a standalone basis. Hydros-TA met the first of its two primary endpoints but did not meet its second primary endpoint. In March 2016, the Company engaged a financial and strategic advisor, Wedbush PacGrow, to advise it on strategic alternatives.  In April 2016, the Company announced that it had suspended further clinical development of Hydros-TA and that it is actively pursuing a strategic transaction, including a merger or acquisition of the Company.  In April 2016, the board of directors approved a restructuring plan effective as of April 15, 2016 resulting in a reduction in force affecting 14 of the Company’s 17 employees, including two executive officers. The restructuring plan is intended to reduce operational costs to preserve capital and streamline the Company’s operations as it pursues a strategic transaction.  As a result of the restructuring plan, the Company incurred one-time cash severance payments of approximately $0.3 million and an aggregate of $0.7 million in severance expenses, including the severance payments to the two executive officers. The charges associated with the restructuring plan were recorded in the quarter ended June 30, 2016.

In June 2016, the Company entered into a definitive share purchase agreement (“Share Purchase Agreement”), with KalVista Pharmaceuticals Ltd. (“KalVista”), a private company limited by shares incorporated and registered in England and Wales and the shareholders of KalVista, pursuant to which the shareholders of KalVista will become the majority owners of the Company.  The number of shares of common stock of the Company to be issued in respect of each KalVista share will be based upon the relative stipulated values of each of the Company and KalVista as determined pursuant to the Share Purchase Agreement. The stipulated value of the Company is subject to downward adjustment based upon the Company’s net cash balance at the closing of the transaction. Assuming that no such adjustment is applicable, immediately following the closing of the transaction, KalVista equity holders are expected to own approximately 81.0% of the outstanding common stock of the Company on a fully-diluted basis.  Consummation of the transaction is subject to certain closing conditions, including, among other things, approval by the stockholders of the Company of the transactions contemplated by the Share Purchase Agreement and related matters. The Share Purchase Agreement contains certain termination rights for both the Company and KalVista, and further provides that, upon termination of the Share Purchase Agreement under specified circumstances, the Company may be required to pay KalVista a termination fee of $3.0 million and/or to reimburse certain expenses incurred by KalVista in an amount up to $1.0 million.

In March 2016, the Company determined that it would not occupy the Newark Lease facility. (See Note 5.) As a result, the Company recorded an asset impairment charge consisting primarily of leasehold improvements for the Newark Lease of approximately $1.1 million. In June 2016, the Company entered in to a lease termination agreement with the lessor and agreed to the termination of the lease and to surrender the leased premises by June 30, 2016.  The Company paid a one-time termination fee of $2.45 million on June 27, 2016 and surrendered the premises.  (See Note 5.)

In June 2016, the Company repaid in full its outstanding loan with Silicon Valley Bank pursuant to its Loan and Security Agreement originally entered into in October 2011, as well as the final interest payment and various fees.  The total payment was $4.6 million, and the Loan and Security Agreement has terminated.  There are no remaining aggregated annual payments under the Loan and Security Agreement as of June 30, 2016. (See Note 6.)

In March 2016, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market notifying the Company that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(a)(1) (the “Rule”). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until September 12, 2016, to regain compliance with the Rule. If, at any time before September 12, 2016, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under Listing Rule 5810(c)(3)(A), the Staff would provide written notification to the Company that it complies with the Rule.  On June 13, 2016, the Company received a notice from the Listing Qualifications Department of The NASDAQ Stock Market advising the Company that it has regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continuous listing on The Nasdaq Global Market as a result of the bid price of the Company’s common stock having closed at or above $1.00 per share for the 10 consecutive business days prior to the date of the notice.

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

On April 14, 2015, the Company filed its Amended and Restated Certificate of Incorporation, authorizing 105,000,000 shares of capital stock, including 100,000,000 shares of authorized common stock and 5,000,000 shares of authorized undesignated preferred stock.  Both the common stock and preferred stock have a par value of $0.001 per share. There are no shares of preferred stock outstanding at June 30, 2016.

2.Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented herein.  The unaudited interim financial statements have been prepared on the same basis as the annual financial statements. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2016, or for any other future annual or interim period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K filed on March 30, 2016 with the SEC.

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

Risks and Uncertainties

Medicinal drug product candidates, like those previously being developed by the Company, require approvals from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies prior to commercial sales. There can be no assurance that any product candidates will receive the necessary approvals and any failure to receive approval or delay in approval may have a material adverse impact on the business and financial statements of the sponsoring company.

If the Company’s strategic transaction with KalVista is not consummated and it decides to continue its historical business operations, the Company may require substantial additional funding to operate. There can be no assurance that such financing will be available or will be at terms acceptable by the Company.  Additionally, the Company will then be subject to risks common to companies in the pharmaceutical industry with no commercial operating history, including, but not limited to, dependency on the clinical and commercial success of its product candidates, ability to obtain regulatory approval of its product candidates, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and consumers, significant competition and untested manufacturing capabilities.

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

Segment Reporting

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company is a specialty pharmaceutical company focused on the development and commercialization of novel and proprietary therapies that address significant unmet medical needs. No product revenue has been generated since inception, and all assets are held in the United States.

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

Leasehold improvements are amortized over the lesser of their useful lives or the term of the lease. Upon sale or retirement of the assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is recognized in the accompanying interim condensed statement of operations and comprehensive loss in operating expenses. Maintenance and repairs are charged to operations as incurred.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. The original effective date of this guidance for public entities was for annual reporting period beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), to defer the effective date of this guidance by one year, to the annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU 2016-08); and iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10).  In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients, to address certain narrow aspects of the guidance including collectability criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts.  This issuance does not change the core principle of the guidance in the initial topic issued in May 2014.  The Company does not anticipate an early adoption, and is currently evaluating the impact on its financial statements upon the adoption of this guidance.

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

The fair value of the derivative of the September 2014 and February 2015 convertible promissory notes (see Note 7) was recorded as a derivative liability instrument that is measured at fair value at each reporting period. In connection with the initial public offering, the convertible promissory notes were converted in to shares of common stock, and the derivative liability is therefore not present at June 30, 2016. At March 31, 2015, the Company remeasured the fair value of the derivative for the September 2014 and February 2015 convertible promissory notes by estimating the fair value of the convertible promissory notes with and without the conversion derivative. To calculate the fair value of the convertible promissory notes without the conversion derivative, the Company estimated the present value of the expected cash payments at an assumed discount rate. To calculate the fair value of the convertible promissory notes with the conversion feature, the Company calculated the present value of the convertible promissory notes upon conversion at an initial public offering, and the present value of the convertible promissory notes at an equity financing. The Company applied a probability of occurrence to all of the conversion scenarios and estimated a weighted value of the notes with the conversion feature. The difference between the fair value of the convertible promissory notes with and without the conversion features is the fair value of the derivative. In April 2015, the Company completed the initial public offering, and there was no further re-measurement of derivative.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring and non-recurring basis:

	Fair Value Measurements as of June 30, 2016 (in thousands)
	Quoted Price in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$36,744	$—	$—	$36,744
Certificate of deposit	—	50	—	50
	$36,744	$50	$—	$36,794

	Fair Value Measurements as of December 31, 2015 (in thousands)
	Quoted Price in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$53,625	$—	$—	$53,625
Certificate of deposit	—	50	—	$50
	$53,625	$50	$—	$53,675

(1)	Included in cash and cash equivalents in the Company’s condensed balance sheet.

4.	Balance Sheet Components

Property and Equipment, Net

The following table represents the components of property and equipment (in thousands):

	June 30,	December 31,
	2016	2015
Computer equipment	$-	$30
Lab equipment	-	697
Furniture and fixtures	-	21
Machinery and equipment	-	262
Leasehold improvements	-	55
Construction in progress	-	368
	-	1,433
Less: Accumulated depreciation and amortization	-	(628)
Total property and equipment, net	$-	$805

Depreciation expense for the six months ended June 30, 2016 and 2015, was $34,000, and $65,000, respectively.

The Company recorded an impairment charge of $1.5 million during March 2016 in connection with its determination not to occupy the Newark Lease facility and to suspend further clinical development of Hydros-TA. An impairment charge of $1.1 million was recorded, primarily related to leasehold improvements, furniture and fixtures for the Newark Lease facility that have no future use. Additionally, the Company determined that certain equipment used in the development of Hydros-TA was impaired and recorded an impairment charge of $0.4 million.  In May 2016, this equipment was sold for $0.2 million, and an immaterial gain on the sale of the assets was recorded in operating expenses.  Each of these impairment charges was measured using Level 1 inputs of the fair value hierarchy.

Accrued Liabilities

(in thousands)

	June 30,	December 31,
	2016	2015
Accrued payroll and related expenses	$94	$727
Accrued restructuring	180	-
Accrued legal expenses	727	77
Accrued research and clinical trial expenses	153	338
Accrued professional services	529	185
Other accrued expenses	30	-
	$1,713	$1,327

5.	Commitments and Contingencies

Operating Lease

The Company leased its facilities in Palo Alto, California under a noncancelable operating lease which expired May 2016.   The terms of the lease agreement required the Company to provide a security deposit of $69,000. The security deposit is included in other assets on the accompanying condensed balance sheets.  In June 2016, the Company vacated these premises.  The Company had a sub-lease agreement with a tenant for approximately thirty-seven percent of the square footage of the corporate headquarters. Under this agreement, the Company received $16,000 per month as rental income which is accounted for as a reduction of rent expense. The sub-lease agreement expired on February 29, 2016.

 On July 13, 2015, the Company entered into a lease for an 18,704 square foot facility located in Newark, California (the “Newark Lease”), with office, R&D and laboratory space. Under the Newark Lease, the landlord provided an allowance of $599,000 to fund certain improvements to the facility. The Newark Lease had an initial term of approximately six and a half years, with a monthly rental rate starting at $2.65 per square foot in the first year of the lease, escalating each year by 3.0%. The annual rent obligation was expected to be approximately $599,000 for the first year of the lease. The Company was responsible for certain other costs, such as insurance, taxes, utilities, maintenance and repairs, a property management fee, and reimbursement of certain expenses related to maintenance of common areas. The Company delivered a security deposit of approximately $149,000 in connection with the execution of the Newark Lease, and this amount is recorded in other assets on the condensed balance sheets. In March 2016, the Company determined that it would not occupy the Newark Lease facility and recorded an asset impairment charge consisting primarily of leasehold improvements of approximately $1.1 million.  In June 2016, the Company entered in to a lease termination agreement with the lessor and agreed to the termination of the lease and to surrender the leased premises by June 30, 2016.  The Company paid a one-time termination fee of $2.45 million on June 27, 2016 and surrendered the premises.

As of June 30, 2016, there are no aggregate future minimum lease payments since there are no current operating leases.

Gross rent expense for the three months ended June 30, 2016 and 2015 was $332,000 and $110,000, respectively. The rental expense is reduced by the sublease rental income amounts of $0 and $48,000, respectively, for the three months ended June 30, 2016 and 2015.  Gross rent expense for the six months ended June 30, 2016 and 2015 was $507,000 and $218,000, respectively. The rental expense is reduced by the sublease rental income amounts of $37,000 and $97,000, respectively, for the six months ended June 30, 2016 and 2015.

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

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that a liability has been incurred and that future expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at June 30, 2016.

6.	Loan and Security Agreement

In October 2011, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with a financial institution. In September 2014, the Loan and Security Agreement was amended. The interest rate was 3.95% per annum and the loan was repayable in thirty-six equal monthly installments, following an eighteen-month interest only period. The final balloon interest payment was approximately $0.5 million and was accreted over the life of the loan. The amendment was accounted for as a modification, and the unamortized debt discount as of the date of the modification was being amortized over the new loan period, using the effective interest rate method.

In June 2016, the Company repaid the loan in full, as well as the final interest payment and various fees.  The total payment was $4.6 million of accrued interest, the final balloon payment and principal, and the Loan and Security Agreement has terminated.  There are no remaining aggregated annual payments under the Loan and Security Agreement as of June 30, 2016.

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

The fair value of the convertible preferred stock warrant liability was remeasured as of each reporting period end. As of March 31, 2015 (the last reporting period end prior to the initial public offering), the Company remeasured the fair value of the convertible preferred stock warrant liability using a Black-Scholes option-pricing method with the following assumptions: the Company’s initial public offering price of $5.00 per share, a weighted average remaining life of 6.5 years, an expected volatility of 58.3%, a weighted average risk-free interest rate of 1.55% and no expected dividend. The Company evaluated the down-round protection provisions of the warrant agreements by using a Monte Carlo simulation model and determined that the impact of such provisions was immaterial to the fair value of the warrants at the reporting dates. The assumptions are further described as follows:

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

As of June 30, 2016 the Company’s Amended and Restated Certificate of Incorporation, as amended, has authorized 100,000,000 shares of common stock at $0.001 par value.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the holders of the Series A and B convertible preferred stock. As of June 30, 2016, no dividends have been declared.

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

As of June 30, 2016, options for 1,420,806 shares have been issued under the 2015 Equity Plan. The number of shares available for issuance under the Company’s 2015 Equity Plan will be increased on the first day of each fiscal year beginning in 2016, by an amount equal to the lessor of (1) 1,200,000 shares of stock and (2) four percent (4%) of the outstanding shares of stock on the last day of the immediately preceding year. The maximum number of shares of the Company’s common stock that may be delivered in satisfaction of awards under the 2015 Equity Plan is 2,585,833 shares, inclusive of 750,000 shares authorized upon creation of the 2015 Plan and 1,053,299 shares added January 1, 2016.

Stock Option Modifications

On April 12, 2016, the Company’s Board of Directors approved a restructuring plan effective as of April 15, 2016 and resulting in a reduction in force of the Company’s employees.  As part of the reduction in force, the Company terminated the employment of an executive officer and retained his services as a consultant to the Company.  The executive will serve as a consultant to the Company through October 15, 2016, unless the consulting agreement is terminated earlier by either party.  The related option awards will continue to vest during the consulting period and if the consulting period is terminated prior to the end date, the executive will receive accelerated vesting of the portion of the stock options that would have vested had the services continued to the end of the consulting period.  Additionally, all options awarded to the executive will remain outstanding, though they will not continue to vest, until the earliest to occur of (1) the consummation of a change of control, (ii) March 8, 2017 and (iii) the original expiration date of the stock option.  After the earliest to occur of such dates, all of the stock options will terminate to the extent still outstanding. If a change in control occurs prior to the termination of the stock options the vesting will accelerate for 100% of the executive’s then-unvested stock options.  The incremental fair value that is attributable to the modified options was insignificant.

The Company terminated the employment of another executive as part of the reduction in force described in the preceding paragraph.  The executive received accelerated vesting of his option awards that would have vested during the six month period following April 15, 2016.  The incremental fair value of the modified awards was insignificant.

As of June 30, 2016, the Company had 2,295,424 shares issuable upon exercise of outstanding option awards.

Total stock-based compensation expense related to options and awards granted was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and Development	$56	$1	$208	$10
General and administrative	256	36	472	145
Total	$312	$37	$680	$155

11.	Related Party Transactions

In September 2014 and February 2015, the Company issued the Notes to several related parties that own more than 10% of the Company’s capital stock (see Note 7). Upon completion of the initial public offering, those Notes were converted in to shares of the Company’s common stock.

12.	Income Taxes

The Company’s effective tax rate is 0% for income tax for the three and six months ended June 30, 2016 and the Company expects that its effective tax rate for the full year 2016 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

The gross amount of unrecognized tax benefits as of June 30, 2016 is approximately $0.8 million related to the reserve on R&D credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. The Company does not expect any material changes in the next twelve months in unrecognized tax benefits.

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

13.Subsequent Events

On July 28, 2016, we received a deficiency letter from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that, for the preceding 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(a)(1). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until January 24, 2017, to regain compliance with the Rule. If, at any time before January 24, 2017, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under Listing Rule 5810(c)(3)(A), the Staff will provide written notification to the Company that it complies with the Rule.

If the Company does not regain compliance with the Rule by January 24, 2017, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and will need to provide written notice to the Staff of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed financial statements (unaudited) and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, the success, cost and timing of our product development activities and clinical trials and projections as to the timing and success of any potential strategic transaction.  Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our Annual Report on Form 10-K or described elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report on Form 10-Q, the terms “Carbylan,” “Company,” “we,” “us” and “our” refer to Carbylan Therapeutics, Inc., a Delaware corporation.

Overview

We are a clinical-stage specialty pharmaceutical company. Our initial focus was on the development of Hydros-TA, our proprietary, intra-articular (“IA”), injectable product candidate to treat pain associated with osteoarthritis (“OA”), of the knee. Current joint injection, or intra-articular, treatments for OA pain include corticosteroids, which provide short-term relief, and viscosupplements, which provide relief over the longer-term. In contrast, Hydros-TA utilizes our proprietary cross-linking technology to deliver both rapid pain relief with a low dose corticosteroid triamcinolone acetonide, or TA, and sustained pain relief from our novel hyaluronic acid viscosupplement.

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

In March 2016, we engaged a financial and strategic advisor, Wedbush PacGrow, to advise us on strategic alternatives.  Wedbush PacGrow has provided a range of advisory services aimed to enhance shareholder value.  In April 2016, we announced that we had suspended further clinical development of Hydros-TA and that we were actively pursuing a strategic transaction, including a merger or acquisition of the Company. In connection with this decision, we recorded a $1.5 million asset impairment charge in the six months ended June 30, 2016 related to our determination in March 2016 not to occupy our recently leased facility in Newark and impairment of certain assets related to Hydros-TA.

In April 2016, we approved a restructuring plan effective as of April 15, 2016 resulting in a reduction in force affecting 14 of our 17 employees, including two executive officers.  The restructuring plan is intended to reduce operational costs to preserve capital and streamline our operations as we pursue a strategic transaction.  As a result of the restructuring plan, we incurred one-time cash severance payments of approximately $0.3 million and an aggregate of $0.7 million in severance expenses, including the severance payments to the two executive officers. The charges associated with the restructuring plan were recorded in the quarter ended June 30, 2016.

In June 2016, we entered into a definitive Share Purchase Agreement, with KalVista pursuant to which the shareholders of KalVista will become the majority owners of the Company.  The number of shares of our common stock to be issued in respect of each KalVista share will be based upon the relative stipulated values of each of the Company and KalVista as determined pursuant to the Share Purchase Agreement. The stipulated value of Carbylan is subject to downward adjustment based upon the Company’s net cash balance at the closing of the transaction. Assuming that no such adjustment is applicable, immediately following the closing of the transaction, KalVista equity holders are expected to own approximately 81.0% of our outstanding common stock on a fully-diluted basis.  Consummation of the transaction is subject to certain closing conditions, including, among other things, approval by our stockholders of the transactions contemplated by the Share Purchase Agreement and related matters. The Share Purchase Agreement contains certain termination rights for both the Company and KalVista, and further provides that, upon termination of the Share Purchase Agreement under specified circumstances, we may be required to pay KalVista a termination fee of $3.0 million and/or to reimburse certain expenses incurred by KalVista in an amount up to $1.0 million.

In connection with the proposed transaction with KalVista, in June 2016, we terminated our lease for our facility in Newark and paid a one-time termination fee of $2.45 million on June 27, 2016.  In addition, in June 2016, we repaid all outstanding principal and accrued interest under our Loan and Security Agreement with Silicon Valley Bank.  The total payment was $4.6 million, and the Loan and Security Agreement has terminated.

We are currently devoting substantially all of our time and resources to consummating the strategic transaction with KalVista, however, there can be no assurance that such activities will result in the consummation of the transaction or that such transaction will deliver the anticipated benefits or enhance shareholder value.

As of June 30, 2016, we had an accumulated deficit of $86.6 million and have incurred net losses of approximately $14.0 million and $14.2 million in the six months ended June 30, 2016 and 2015, respectively.

Financial Overview

Revenue

We do not have any products approved for sale, and we have not generated any revenue from product sales since our inception.  Our revenue to date has been generated from license revenue pursuant to our agreement with Jingfeng.

Operating Expenses

Most of our operating expenses to date have been related to the research and development activities of Hydros-TA.

Research and Development Expenses. Since our inception through April 2016, we have focused our resources on our research and development activities, including nonclinical and pre-clinical studies, clinical trials and chemistry manufacturing and controls. Our development expenses consist primarily of:

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

Research and development costs are expensed as incurred. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information provided to us by our third-party vendors.  We expect to continue to incur research and development costs as we complete the COR1.1 clinical trial.

We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis, as the majority of our past expenses have been in support of Hydros-TA.

The following table summarizes our research and development expenses by functional area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Clinical development	$332	$1,617	$1,273	$2,584
Regulatory	102	453	411	845
Preclinical R&D	8	495	296	1,169
Personnel related	254	598	1,101	1,202
Manufacturing	251	1,341	1,399	2,606
Total research and development expenses	$947	$4,504	$4,480	$8,406

General and administrative expenses. General and administrative expenses consist of personnel costs, travel expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. General and administrative expenses are expensed as incurred.

For the three months ended June 30, 2016 and 2015 our general and administrative expenses totaled approximately $2.6 million and $1.2 million, respectively.  For the six months ended June 30, 2016 and 2015, our general and administrative expenses totaled approximately $4.1 million and $2.2 million, respectively. We have implemented operating cost reductions to reduce overall cash burn as we pursue a strategic transaction. In June 2016, we entered into a definitive Share Purchase Agreement, with KalVista.  We anticipate that our general and administrative expenses will increase in the future as a result of expenses related to this strategic activity.

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

During March, 2016, we recorded an impairment charge of $1.5 million in connection with our determination not to occupy the Newark Lease facility and to suspend further clinical development of Hydros-TA.

Restructuring and lease termination charges. In June 2016, we entered in to a lease termination agreement with the lessor for the Newark lease facility and agreed to the termination of the lease and to surrender the leased premises by June 30, 2016.  We paid a one-time termination fee of $2.45 million on June 27, 2016 and surrendered the premises.  Additionally, we incurred severance costs of $0.6 million as a result of the restructuring plan effective as of April 15, 2016.  Other restructuring and lease termination charges also include rental payments prior to the termination of the Newark lease facility of $0.2 million and expenses for professional services of $0.1 million.

Other Income (Expense), Net

Interest income. Interest income consists of interest earned on our cash and cash equivalents balances. The primary objective of our investment policy is capital preservation.

Interest expense. Interest expense consists of interest expense on amounts outstanding under our previously outstanding debt facility with Silicon Valley Bank (“SVB”), and convertible promissory notes that were issued, as well as non-cash interest expense related to the amortization of loan discounts and final loan interest payments.

Other income (expense), net. Other income (expense), net primarily consists of changes in the estimated fair value of the convertible preferred stock warrants and the derivative liability.

Income Taxes

The Company’s effective tax rate is 0% for income tax for the three and six months ended June 30, 2016 and the Company expects that its effective tax rate for the full year 2016 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
	2016	2015
License Revenue	$7	$7
Operating Expenses:
Research and development	947	4,504
General and administrative	2,604	1,170
Restructuring and lease termination charges	3,420	-
Total operating expenses	6,971	5,674
Loss from Operations	(6,964)	(5,667)
Other Income (expense):
Interest income	20	2
Interest expense	(406)	(169)
Loss on extinguishment of convertible promissory notes	-	(3,177)
Other income (expense), net	-	(1)
Total other income (expense)	(386)	(3,345)
Net Loss and Comprehensive Loss	$(7,350)	$(9,012)
Net loss per share to common stockholders, basic and diluted	$(0.28)	$(0.40)
Weighted average common shares outstanding, basic and diluted	26,334,622	22,622,127

License revenue

Revenues from the deferred upfront payments related to our license agreement for the three months ended June 30, 2016 and 2015 were $7,000 in each period.

Research and development expenses

Research and development expenses were $0.9 million and $4.5 million for the three months ended June 30, 2016 and 2015, respectively. The decrease in research and development expenses period over period of $3.6 million, or (79%), was due to the following:

•	a decrease in regulatory and clinical expenses of $1.6 million primarily related to the decreased use of outside services and wind up of activity in the COR1.1 clinical trial;
•	a decrease in manufacturing related expenses of $1.1 million, primarily related to our decision to suspend further development of Hydros-TA and wind up of activity for the COR 1.1 clinical trial;
•	a decrease in preclinical research and development expenses of $0.5 million as the COR 1.1 trial commenced during 2015; and
•	a decrease in personnel related costs of $0.4 million primarily related to the reduction in personnel and stock-based compensation expense.

General and administrative expenses

General and administrative expenses were $2.6 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively. The increase in general and administrative expenses period over period of $1.4 million, or 123%, was primarily due to increased expenditures on insurance and outside services associated with being a public company and the pursuit of a strategic transaction, as well as payroll and related expenses, including stock-based compensation.

Restructuring and lease termination charges

In June 2016, we entered in to a lease termination agreement with the lessor for the Newark lease facility and agreed to the termination of the lease and to surrender the leased premises by June 30, 2016.  We paid a one-time termination fee of $2.45 million on June 27, 2016 and surrendered the premises.  Additionally, we incurred severance costs of $0.6 million as a result of the restructuring plan effective as of April 15, 2016.  Other restructuring and lease termination charges also include rental payments prior to the termination of the Newark lease facility of $0.2 million and expenses for professional services of $0.1 million.

Interest expense

Interest expense is attributable to our debt facility with SVB and non-cash amortization of debt discounts and final interest payments. Interest expense was $0.4 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively. The increase in interest expense of $0.2 million was primarily attributable to the acceleration of the final payment expense associated with the repayment of outstanding debt.

Loss on extinguishment of convertible promissory notes

Loss on extinguishment of convertible promissory notes was $0 million and ($3.2) million for the three months ended June 30, 2016 and 2015, respectively.  The decrease in expense occurred as a result of the conversion of the convertible promissory notes into common shares in connection with the IPO.

Other income (expense), net

Other income (expense), net was $0.0 million and $0.0 million for the three months ended June 30, 2016 and 2015, respectively, resulting in no material changes for the period.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015
License Revenue	$14	$14
Operating Expenses:
Research and development	4,480	8,406
General and administrative	4,146	2,176
Restructuring and lease termination charges	3,420	-
Impairment charges	1,460	-
Total operating expenses	13,506	10,582
Loss from Operations	(13,492)	(10,568)
Other Income (expense):
Interest income	32	2
Interest expense	(493)	(1,005)
Loss on extinguishment of convertible promissory notes	-	(3,177)
Other income (expense), net	(3)	552
Total other income (expense)	(464)	(3,628)
Net Loss and Comprehensive Loss	$(13,956)	$(14,196)
Net loss per share to common stockholders, basic and diluted	$(0.53)	$(1.21)
Weighted average common shares outstanding, basic and diluted	26,333,558	11,722,606

License revenue

Revenues from the deferred upfront payments related to our license agreement for the six months ended June 30, 2016 and 2015 were $14,000 in each period.

Research and development expenses

Research and development expenses were $4.5 million and $8.4 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in research and development expenses period over period of $3.9 million, or (47%), was primarily due to the following:

•	a decrease in regulatory and clinical expenses of $1.7 million primarily related to our decision to suspend further development of Hydros-TA and wind up of activity in the COR1.1 clinical trial;
•	a decrease in manufacturing related expenses of $1.2 million, primarily related to the declining activity for the COR 1.1 clinical trial and;
•	a decrease in preclinical research and development expenses of $0.9 million as the COR 1.1 trial commenced during 2015; and
•	a decrease in personnel related costs of $0.1 million primarily related to the reduction in personnel and stock-based compensation expense.

General and administrative expenses

General and administrative expenses were $4.1 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively. The increase in general and administrative expenses period over period of $1.9 million, or 91%, was primarily due to increased expenditures on insurance and outside services associated with being a public company and with the pursuit of a strategic transaction, as well as payroll and related expenses, including stock-based compensation.

Restructuring and lease termination charges

In June 2016, we entered in to a lease termination agreement with the lessor for the Newark lease facility and agreed to the termination of the lease and to surrender the leased premises by June 30, 2016.  We paid a one-time termination fee of $2.45 million on June 27, 2016 and surrendered the premises.  Additionally, we incurred severance costs of $0.6 million as a result of the restructuring plan effective as of April 15, 2016.  Other restructuring and lease termination charges also include rental payments prior to the termination of the Newark lease facility of $0.2 million and expenses for professional services of $0.1 million.

Impairment of long-lived assets

During the March 2016, we recorded an impairment charge of $1.5 million in connection with our determination not to occupy the Newark Lease facility and to suspend further clinical development of Hydros-TA. An impairment charge of $1.1 million was recorded, primarily related to leasehold improvements, furniture and fixtures for the Newark Lease facility that have no future use. Additionally, we determined that certain equipment used in the development of Hydros-TA was impaired and recorded an impairment charge of $0.4 million, reducing the carrying value of the assets to $0.1 million, which was their fair value at that time.

Interest expense

Interest expense is attributable to our debt facility with SVB and non-cash amortization of debt discounts and final interest payments. Interest expense was $0.5 million and $1.0 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in interest expense of $(0.5) million was primarily attributable to higher expense for the six months ended June 30, 2015 that included expense for discount amortization on our convertible promissory notes.

Loss on extinguishment of convertible promissory notes

Loss on extinguishment of convertible promissory notes was $0 million and ($3.2) million for the six months ended June 30, 2016 and 2015, respectively.  The decrease in expense occurred as a result of the conversion of the convertible promissory notes into common shares in connection with the IPO.

Other income (expense), net

Other income (expense), net was $0.0 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in income of $(0.6) million resulted primarily from changes in fair value of the Company’s derivative liability and convertible preferred stock warrant liability that were recorded during 2015.

Liquidity and Capital Resources

We have not generated any revenue from product sales and have incurred losses since our inception in 2004. As of June 30, 2016, we had an accumulated deficit of $86.6 million. We anticipate that we will continue to incur losses for the foreseeable future.

Since our inception and prior to our initial public offering, we funded our operations principally through the receipt of funds from private placements of our equity, the issuance of convertible promissory notes and borrowings under our loan and security agreement with SVB. As of June 30, 2016, we had cash and cash equivalents of $36.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

Indebtedness

In October 2011, we entered into a loan and security agreement with SVB that provided for us to borrow $3.0 million. In September 2014, we entered into a fourth amendment to the loan and security agreement to provide for a new loan of $4.5 million and repayment in full of amounts owing under the prior loans, with net proceeds to us of $0.5 million. We also issued a warrant to purchase 18,709 shares of Series B convertible preferred stock. The interest rate is 3.95% per annum and the loan is repayable in thirty-six equal monthly installments, following a nine month interest-only period. The amendment provided for an extension of the interest-only period by an additional nine months, to April 1, 2016, which became effective upon the completion of our initial public offering.  In June 2016, we repaid the loan in full, as well as the final interest payment and various fees.  The total payment was $4.6 million, and the Loan and Security Agreement has terminated.  There are no remaining aggregated annual payments under the Loan and Security Agreement as of June 30, 2016.

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

Cash Flows

The following table shows a summary of our cash flows for each of the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	($ in thousands)
Cash flows used in operating activities	$(12,344)	$(10,490)
Cash flows used in investing activities	(62)	(259)
Cash flows provided by/(used in) financing activities	(4,498)	72,233
Net increase/(decrease) in cash and cash equivalents	$(16,904)	$61,484

Operating Activities. Operating activities used $12.3 million of cash in the six months ended June 30, 2016. The cash flow used in operating activities resulted primarily from our net loss of $14.0 million for the period, offset by net non-cash charges of $2.0 million and net cash used by changes in our operating assets and liabilities of $0.4 million. Our non-cash charges consisted primarily of $0.7 million related to stock-based compensation expense and impairment of assets of $1.5 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $1.3 million decrease in our accounts payable, a $0.4 million decrease in accruals and a decrease in prepaid expenses of $0.4 million.

Operating activities used $10.5 million of cash in the six months ended June 30, 2015. The cash flow used in operating activities resulted primarily from our net loss of $14.2 million for the period, offset by net non-cash charges of $3.8 million and net cash provided by changes in our operating assets and liabilities of $0.1 million. Our non-cash charges consisted primarily of $0.5 million related to a decrease in the fair value of the preferred stock warrant liability and derivative liability, $0.2 million related to stock-based compensation expense and $0.8 million related to the amortization of the convertible promissory notes discount. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $0.8 million increase in our accounts payable and a $0.1 million increase in accruals, offset by a decrease in prepaid expenses of $0.9 million.

Investing activities. Net cash used in investing activities was $0.1 million and $0.3 million in the six months ended June 30, 2016 and 2015, respectively. Net cash used in investing activities consisted primarily of cash paid to purchase property and equipment, offset by the proceeds from the sale of property and equipment in June 2016.

Financing activities. Net cash provided by or used in financing activities was $(4.5) million and $72.2 million in the six months ended June 30, 2016 and 2015, respectively. Net cash used in financing activities in the six months ended June 30, 2016 consisted of the payment of loans payable of $4.5 million.  Net cash provided by financing activities in the six months ended June 30, 2015 consisted of the receipt of $69.5 million from the initial public offering, $4.0 million from the issuance of the Notes and $0.1 million from the issuance of common stock related to option exercise, partially offset by $1.4 million in deferred costs associated with our IPO.

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

Our future capital requirements will depend on many factors, including:

•	our ability to identify and consummate the transaction with KalVista, or an alternative strategic transaction for the company; including the timing and operational costs thereof;
•	our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements;
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

Contractual Obligations and Commitments

There are no long-term debt payments or operating lease obligations as of June 30, 2016.  A liability for unrecognized tax benefits related to various federal and state income tax matters is $0.8 million at June 30, 2016. The timing of the settlement of these amounts was not reasonably estimable at June 30, 2016. We do not expect payment of amounts related to the unrecognized tax benefits within the next twelve months.

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

The Share Purchase Agreement contains certain termination rights for both the Company and KalVista, and further provides that, upon termination of the Share Purchase Agreement under specified circumstances, we may be required to pay KalVista a termination fee of $3.0 million and/or to reimburse certain expenses incurred by KalVista in an amount up to $1.0 million.

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

As of June 30, 2016, our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10.0% change in interest rates on June 30, 2016 would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Principal Accounting Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to Our Business

Our strategic transaction with KalVista may not be consummated or may not deliver the anticipated benefits we expect.

In March 2016, we engaged a financial and strategic advisor, Wedbush PacGrow, to advise us on strategic alternatives. In April 2016, we announced that we had suspended further clinical development of Hydros-TA and that we were actively pursuing a strategic transaction, including a merger or acquisition of the Company. In June 2016, we entered into a definitive Share Purchase Agreement with KalVista pursuant to which the shareholders of KalVista will become the majority owners of Carbylan. We are devoting substantially all of our time and resources to consummating this transaction, however, there can be no assurance that such activities will result in the consummation of this transaction or that such transaction will deliver the anticipated benefits or enhance shareholder value.

Prior to April 2016, our business was almost entirely dependent on the success of Hydros-TA, and we have suspended further clinical development of Hydros-TA and we have now devoted all of our resources in pursuit of our strategic transaction with KalVista, which, makes it difficult to assess our future viability as a standalone entity.

Prior to April 2016, we invested substantially all of our efforts and financial resources in the research and development of Hydros-TA. Hydros-TA is a new approach to treating osteoarthritis, or OA, pain in the knee by using a combination therapy treatment.

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

In April 2016, we announced that we had suspended further clinical development of Hydros-TA and that we were actively pursuing a strategic transaction, including a merger or acquisition of the Company. In addition in April 2016, we approved a restructuring plan effective as of April 15, 2016 resulting in a reduction in force affecting 14 of our 17 employees, including two executive officers.  The restructuring plan was intended to reduce operational costs to preserve capital and streamline our operations as we pursue a strategic transaction. The positions impacted were across all of our departments.

In June 2016, we entered into a definitive Share Purchase Agreement with KalVista pursuant to which the shareholders of KalVista will become the majority owners of Carbylan.

There can be no assurance that the definitive share purchase agreement with KalVista will be consummated. In addition, there can be no assurance that any transaction, involving our company and/or assets, that is consummated would enhance shareholder value. There also can be no assurance that we will conduct drug development activities in the future.

Our net losses for the six months ended June 30, 2016 and 2015 were $14.0 million and $14.2 million, respectively. As of June 30, 2016, we had an accumulated deficit of $86.6 million. Our history of net losses and our expectation of future losses, together with our limited operating history, may make it difficult to evaluate our business as a standalone entity and predict our future performance.

If we do not successfully consummate the strategic transaction with KalVista, or an alternative transaction, we will require substantial additional funding and may need to curtail operations if we have insufficient capital.

To date, we have not generated any revenue from product sales, and we do not know when, or if, we will generate any revenue from product sales. While we have entered into a definitive share purchase agreement with KalVista, our operating plan may change or the ability to consummation of a transaction may be delayed or may not occur at all.

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

If the strategic transaction with KalVista is not consummated and we decide to continue our historical business operations, we may require substantial additional funding to operate.

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

If we do not successfully consummate the strategic transaction with KalVista, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that we can successfully consummate the definitive share purchase agreement with KalVista.  If the transaction is not completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations in preparation for the consummation of the transaction with KalVista.  Further, the Share Purchase Agreement with KalVista contains certain termination rights for each party, and provides that, upon termination under specified circumstances, we may be required to pay KalVista a termination fee of $3.0 million and/or to reimburse certain expenses incurred by KalVista in an amount up to $1.0 million which would further decrease our available cash resources.  If our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) regulatory and clinical obligations remaining under our COR1.1 trial; (ii) obligations under our employment and separation agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; and (iii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business.  As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

If we fail to continue to meet all applicable NASDAQ Global Market requirements and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is listed on The NASDAQ Global Market. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital, a minimum price per share and continued business operations so that we are not characterized as a “public shell company.” On March 16, 2016, we received a deficiency letter from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that, for the preceding 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(a)(1). On June 13, 2016, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market advising us that we have regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1); however, our stock price has again fallen below the minimum $1.00 per share requirement and on July 28, 2016, we received a new deficiency letter from NASDAQ notifying us again that, for the preceding 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(a)(1). If we fail to continue to meet all applicable NASDAQ Global Market requirements, NASDAQ may determine to delist our common stock from The NASDAQ Global Market. If our common stock is delisted for any reason, it could reduce the value of our common stock and its liquidity.

We are substantially dependent on our remaining employees to facilitate the consummation of a strategic transaction.

Our ability to successfully complete a strategic transaction depends in large part on our ability to retain our remaining personnel, particularly David M. Renzi, our president and chief executive officer, Marcee M. Maroney, our vice president of clinical affairs, and John McKune our vice president of finance. In order to retain these employees, our Board of Directors approved an Executive Retention Bonus Plan in April 2016, which provides for cash retention bonuses to the remaining eligible executive officers who continue employment with the Company through the earlier to occur of (i) the closing of a change in control, including the transaction with KalVista, and (ii) March 8, 2017. However, despite our efforts to retain these members of our management, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to consummate a strategic transaction, as well as fulfill our reporting obligations as a public company.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. A third-party defendant may also request post grant review or inter partes review by the USPTO of any patent we assert. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation, including the Leahy-Smith America Invents Act signed into law on September 16, 2011. That Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and new venues and opportunities for competitors to challenge patent portfolios. Because of that Act, the U.S. patent system is now a “first to file” system, which may make it more difficult to obtain patent protection for inventions and increase the uncertainties and costs surrounding the prosecution of our or our collaboration partners’ patent applications and the enforcement or defense of our or our collaboration partners’ issued patents, all of which could materially adversely affect our business, results of operations and financial condition.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•	announcement related to the transaction with KalVista;
•	departures of key personnel;
•	communications or notifications from NASDAQ regarding the potential delisting of our common stock as a result of a failure to meet the NASDAQ listing requirements;
•	announcements relating to collaboration partnerships or other strategic transactions undertaken by us;
•	any intellectual property infringement actions in which we may become involved;
•	changes in financial estimates or recommendations by securities analysts;
•	trading volume of our common stock;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future; and
•	general economic and market conditions and overall fluctuations in the United States equity markets.

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

We completed our initial public offering in April 2015. Prior to that, there had been no public market for shares of our common stock. Following our initial public offering, the trading volume of our common stock on The NASDAQ Global Market has been limited, and an active public market for our shares may not develop or, if it develops, be sustained. We cannot predict the extent in which investor interest in our company will lead to the development of, or sustain an active trading market on The NASDAQ Global Market or otherwise or how liquid that market might become. The lack of an active market may impair our stockholders’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable. An inactive market may also impair our ability to raise capital by selling shares.

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

As of June 30, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 67% of our outstanding voting stock. Therefore these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval, including the approval of any merger, sale of assets, or other major corporate transaction, as well as the elections of directors and amendments of our organizational documents.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. We experienced an ownership change in December 2005 that limited our use of approximately $0.3 million of the NOLs available to us for federal income tax purposes as of June 30, 2016. If we undergo additional ownership changes (some of which changes may be outside our control), including the transaction with KalVista, our ability to utilize our NOLs could be further limited by Section 382 of the Code. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs. See the risk factors described above under “—Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS
Exhibits

2.1* (1)

Share Purchase Agreement, dated as of June 15, 2016, by and among Carbylan Therapeutics, Inc., KalVista Pharmaceuticals Ltd., the shareholders of KalVista Pharmaceuticals Ltd., and, solely for purposes of being bound by certain provisions therein and solely in such person’s capacity as the Seller Representative, Andrew Crockett

2.2 (2)	Support Agreement, dated as of June 15, 2016, by and among KalVista Pharmaceuticals Ltd. and certain stockholders and optionholders of Carbylan Therapeutics, Inc.

2.3 (3)

Form of Lock-up Agreement entered into by Carbylan Therapeutics, Inc. and certain stockholders and optionholders of Carbylan Therapeutics, Inc. and certain shareholders of KalVista Pharmaceuticals Ltd.

10.1 (4)	Carbylan Therapeutics, Inc. Executive Retention Bonus Plan, effective April 15, 2016.

10.2 (5)	Amended and Restated Offer Letter Agreement with John McKune, effective April 15, 2016.

10.3 (6)	Transition and Separation Agreement with David Gravett, dated April 19, 2016

10.4 (7)	Separation Agreement with Premchandran Ramiya, Ph.D., dated April 19, 2016

10.5 (8)	Registration Rights Agreement, dated as of June 15, 2016, by and among Carbylan Therapeutics, Inc. and the shareholders of KalVista Pharmaceuticals Ltd.

10.6 (9)	Lease Termination Agreement by and between Carbylan Therapeutics, Inc. and BMR-Pacific Research Center LP

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Accounting Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*

All schedules and exhibits to the Share Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon its request.

(1)Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2016.

(2)Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2016.

(3) Filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2016.

(4) Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2016.

(5)Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2016.

(6)Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016.

(7)Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016.

(8)Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2016.

(9)Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carbylan Therapeutics, Inc.

Date: August 12, 2016	By:	/s/ David M. Renzi
David M. Renzi President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2016	By:	/s/ John McKune
John McKune Vice President, Finance and Principal Accounting Officer (Principal Financial Officer)