Form 10-Q
period 2016-09-30
Carbylan Therapeutics, Inc.
filed 2016-11-08
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission File No. 001-36830

CARBYLAN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0915291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39899 Balentine Drive, Suite 200, Newark, California	94560
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2016, 2016, the registrant had 26,344,104 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Carbylan Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$35,208	$53,723
Prepaid expenses and other current assets	605	1,222
Total current assets	35,813	54,945
Property and equipment, net	—	805
Restricted cash	50	50
Other assets	—	991
Total assets	$35,863	$56,791
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$431	$1,460
Accrued expenses	1,431	1,327
Loan payable	—	1,455
Deferred licensing revenue	29	29
Total current liabilities	1,891	4,271
Loans payable, net of current portion	—	3,154
Deferred licensing revenue, net of current portion	35	56
Total liabilities	1,926	7,481
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of September 30, 2016 and December 31, 2015: no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of September 30, 2016 and December 31, 2015: 26,344,104 shares issued and outstanding as of September 30, 2016 and 26,322,494 shares issued and outstanding as of December 31, 2015	27	27
Additional paid-in capital	122,873	121,904
Accumulated deficit	(88,963)	(72,621)
Total stockholders’ equity	33,937	49,310
Total liabilities and stockholders’ equity	$35,863	$56,791

The accompanying notes are an integral part of these unaudited condensed financial statements.

Carbylan Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
License Revenue	$7	$7	$21	$21
Operating Expenses:
Research and development	332	3,533	4,812	11,939
General and administrative	2,080	1,373	6,226	3,549
Restructuring and lease termination charges	—	—	3,420	—
Impairment of long-lived assets	—	—	1,460	—
Total operating expenses	2,412	4,906	15,918	15,488
Loss from Operations	(2,405)	(4,899)	(15,897)	(15,467)
Other Income (expense):
Interest income	19	2	50	4
Interest expense	—	(95)	(493)	(1,100)
Loss on extinguishment of convertible promissory notes	—	—	—	(3,177)
Other income (expense), net	1	1	(2)	553
Net Loss and Comprehensive Loss	$(2,385)	$(4,991)	$(16,342)	$(19,187)
Net loss per share to common stockholders, basic and diluted	$(0.09)	$(0.19)	$(0.62)	$(1.15)	(1)
Weighted average common shares outstanding, basic and diluted	26,343,108	26,322,494	26,338,238	16,642,715	(1)

(1) Revised from a net loss of $1.12 per share to common stockholders, basic and diluted, and 17,203,279 weighted average common shares outstanding, basic and diluted, as previously reported for the nine months ended September 30, 2015.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Carbylan Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(16,342)	$(19,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34	98
Gain on sale of property and equipment	(23)	—
Stock based compensation expense	962	444
Change in fair value of preferred stock warrant liability and derivative liability	—	(520)
Non-cash interest expense	58	192
Amortization of loan and convertible promissory notes discount	83	773
Loss on extinguishment of loans payable	(250)	—
Loss on extinguishment of convertible promissory notes	—	3,177
Impairment of long-lived assets	1,460	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	945	(881)
Other assets	59	(39)
Accounts payable	(1,029)	503
Accrued expenses	104	(335)
Deferred licensing revenue	(21)	(21)
Net cash used in operating activities	(13,960)	(15,796)
Cash Flows from Investing Activities
Purchase of property and equipment	(245)	(280)
Sale of property and equipment	183	-
Net cash used in investing activities	(62)	(280)
Cash Flows from Financing Activities
Proceeds from issuance of common stock upon exercise of options, net	7	149
Proceeds from issuance of common stock, net	—	67,908
Proceeds from convertible promissory notes	—	4,000
Repayment of loan payable	(4,500)	—
Net cash provided by (used in) financing activities	(4,493)	72,057
Net increase (decrease) in cash and cash equivalents	(18,515)	55,981
Cash and cash equivalents at beginning of period	53,723	3,897
Cash and cash equivalents at end of period	$35,208	$59,878
Supplemental Cash Flow Information
Cash paid for interest	$606	$45
Supplemental Disclosures of Non-cash Investing Activities
Transfer of long-term deposits to property and equipment	$824	$—
Supplemental Disclosures of Non-cash Financing Activities
Conversion of preferred stock warrants to common stock warrants	$—	$347
Conversion of preferred stock to common stock	$—	$39,556
Derivative related to convertible promissory notes at issuance	$—	$1,196
Beneficial conversion feature for convertible promissory notes	$—	$519

The accompanying notes are an integral part of these unaudited condensed financial statements.

Notes to the Condensed Financial Statements (unaudited)

1.	Formation and Business of the Company

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

Since commencing operations and until April 2016, the Company has devoted substantially all of its efforts to identifying and developing product candidates for therapeutic markets, recruiting personnel and raising capital. The Company has devoted predominantly all of its resources to the preclinical and clinical development of, and manufacturing capabilities for, Hydros-TA. The Company has never been profitable and has not yet commenced commercial operations. At September 30, 2016, the Company had an accumulated deficit of approximately $89.0 million.

In February 2016, the Company announced topline results of its COR1.1 trial, a Phase 3 clinical trial comparing treatment with Hydros-TA to treatment with Hydros and with TA, on a standalone basis. Hydros-TA met the first of its two primary endpoints but did not meet its second primary endpoint. In March 2016, the Company engaged a financial and strategic advisor, Wedbush PacGrow, to advise it on strategic alternatives.  In April 2016, the Company announced that it had suspended further clinical development of Hydros-TA and that it was actively pursuing a strategic transaction, including a merger or acquisition of the Company.  In April 2016, the board of directors approved a restructuring plan effective as of April 15, 2016 resulting in a reduction in force affecting 14 of the Company’s 17 employees, including two executive officers. The restructuring plan was intended to reduce operational costs to preserve capital and streamline the Company’s operations as it pursues a strategic transaction.  As a result of the restructuring plan, the Company incurred one-time cash severance payments of approximately $0.3 million and an aggregate of $0.7 million in severance expenses, including the severance payments to the two executive officers. The charges associated with the restructuring plan were recorded in the quarter ended June 30, 2016.

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

In June 2016, the Company repaid in full its outstanding loan with Silicon Valley Bank pursuant to its Loan and Security Agreement originally entered into in October 2011, as well as the final interest payment and various fees.  The total payment was $4.6 million, and the Loan and Security Agreement has terminated.  There are no remaining aggregated annual payments under the Loan and Security Agreement as of September 30, 2016. (See Note 6.)

In July 2016, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market notifying the Company that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(a)(1) (the “Rule”). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until January 24, 2017, to regain compliance with the Rule. If, at any time before January 24, 2017, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under Listing Rule 5810(c)(3)(A), the Staff would provide written notification to the Company that it complies with the Rule.

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

On April 14, 2015, the Company filed its Amended and Restated Certificate of Incorporation, authorizing 105,000,000 shares of capital stock, including 100,000,000 shares of authorized common stock and 5,000,000 shares of authorized undesignated preferred stock.  Both the common stock and preferred stock have a par value of $0.001 per share. There are no shares of preferred stock outstanding at September 30, 2016.

2.Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented herein.  The unaudited interim financial statements have been prepared on the same basis as the annual financial statements. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2016, or for any other future annual or interim period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K filed on March 30, 2016 with the SEC.

Use of Estimates

The preparation of the interim condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to impairment of long-lived assets, restructuring, lease termination charges, common stock, stock-based compensation expense, warrant liabilities, accruals, derivative liability, deferred tax valuation allowance and revenue recognition. Management bases its estimates on historical experience or on various other assumptions, including information received from its service providers, which it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. The original effective date of this guidance for public entities was for annual reporting period beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), to defer the effective date of this guidance by one year, to the annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU 2016-08); and iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10).  In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients, to address certain narrow aspects of the guidance including collectability criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts.  This issuance does not change the core principle of the guidance in the initial topic issued in May 2014.  The Company does not anticipate an early adoption of Topic 606, and is currently evaluating the impact of the adoption of this guidance upon the financial statements, including which transition method it will select.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments (Topic 230). This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues.  The areas identified include: debt prepayment of extinguishment; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions and application of the predominance principle with respect to separately identifiable cash flows.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact on its financial statements upon the adoption of this guidance.

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

The fair value of the derivative of the September 2014 and February 2015 convertible promissory notes (see Note 7) was recorded as a derivative liability instrument that is measured at fair value at each reporting period. In connection with the initial public offering, the convertible promissory notes were converted in to shares of common stock, and the derivative liability is therefore not present at September 30, 2016. At March 31, 2015, the Company remeasured the fair value of the derivative for the September 2014 and February 2015 convertible promissory notes by estimating the fair value of the convertible promissory notes with and without the conversion derivative. To calculate the fair value of the convertible promissory notes without the conversion derivative, the Company estimated the present value of the expected cash payments at an assumed discount rate. To calculate the fair value of the convertible promissory notes with the conversion feature, the Company calculated the present value of the convertible promissory notes upon conversion at an initial public offering, and the present value of the convertible promissory notes at an equity financing. The Company applied a probability of occurrence to all of the conversion scenarios and estimated a weighted value of the notes with the conversion feature. The difference between the fair value of the convertible promissory notes with and without the conversion features is the fair value of the derivative. In April 2015, the Company completed the initial public offering, and there was no further re-measurement of derivative.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring and non-recurring basis:

	Fair Value Measurements as of September 30, 2016 (in thousands)
	Quoted Price in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$34,057	$—	$—	$34,057
Certificate of deposit	—	50	—	50
	$34,057	$50	$—	$34,107

	Fair Value Measurements as of December 31, 2015 (in thousands)
	Quoted Price in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$53,625	$—	$—	$53,625
Certificate of deposit	—	50	—	50
	$53,625	$50	$—	$53,675

(1)	Included in cash and cash equivalents in the Company’s condensed balance sheet.

4.	Balance Sheet Components

Property and Equipment, Net

The following table represents the components of property and equipment (in thousands):

	September 30,	December 31,
	2016	2015
Computer equipment	$-	$30
Lab equipment	-	697
Furniture and fixtures	-	21
Machinery and equipment	-	262
Leasehold improvements	-	55
Construction in progress	-	368
	-	1,433
Less: Accumulated depreciation and amortization	-	(628)
Total property and equipment, net	$-	$805

Depreciation expense for the nine months ended September 30, 2016 and 2015, was $34,000, and $98,000, respectively.

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

Accrued Liabilities

(in thousands)

	September 30,	December 31,
	2016	2015
Accrued payroll and related expenses	$365	$727
Accrued legal expenses	486	77
Accrued research and clinical trial expenses	21	338
Accrued professional services	555	185
Other accrued expenses	4	-
	$1,431	$1,327

5.	Commitments and Contingencies

Operating Lease

The Company leased its facilities in Palo Alto, California under a noncancelable operating lease which expired May 2016.   The terms of the lease agreement required the Company to provide a security deposit of $69,000. The security deposit was included in other assets on the accompanying condensed balance sheets.  In June 2016, the Company vacated these premises, and in July 2016, the security deposit was returned to the Company.  The Company had a sub-lease agreement with a tenant for approximately thirty-seven percent of the square footage of the corporate headquarters. Under this agreement, the Company received $16,000 per month as rental income which is accounted for as a reduction of rent expense. The sub-lease agreement expired on February 29, 2016.

 On July 13, 2015, the Company entered into a lease for an 18,704 square foot facility located in Newark, California (the “Newark Lease”), with office, R&D and laboratory space. Under the Newark Lease, the landlord provided an allowance of $599,000 to fund certain improvements to the facility. The Newark Lease had an initial term of approximately six and a half years, with a monthly rental rate starting at $2.65 per square foot in the first year of the lease, escalating each year by 3.0%. The annual rent obligation was expected to be approximately $599,000 for the first year of the lease. The Company was responsible for certain other costs, such as insurance, taxes, utilities, maintenance and repairs, a property management fee, and reimbursement of certain expenses related to maintenance of common areas. The Company delivered a security deposit of approximately $149,000 in connection with the execution of the Newark Lease, and this amount was recorded in other assets on the condensed balance sheets, until it was returned to the Company in July 2016. In March 2016, the Company determined that it would not occupy the Newark Lease facility and recorded an asset impairment charge consisting primarily of leasehold improvements of approximately $1.1 million.  In June 2016, the Company entered in to a lease termination agreement with the lessor and agreed to the termination of the lease and to surrender the leased premises by June 30, 2016.  The Company paid a one-time termination fee of $2.45 million on June 27, 2016 and surrendered the premises.

As of September 30, 2016, there are no aggregate future minimum lease payments since there are no current operating leases.

Gross rent expense for the three months ended September 30, 2016 and 2015 was $0 and $110,000, respectively. The rental expense is reduced by the sublease rental income amounts of $0 and $50,000, respectively, for the three months ended September 30, 2016 and 2015.  Gross rent expense for the nine months ended September 30, 2016 and 2015 was $507,000 and $328,000, respectively. The rental expense is reduced by the sublease rental income amounts of $37,000 and $147,000, respectively, for the nine months ended September 30, 2016 and 2015.

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

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that a liability has been incurred and that future expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at September 30, 2016.

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

In June 2016, the Company repaid the loan in full, as well as the final interest payment and various fees.  The total payment was $4.6 million of accrued interest, the final balloon payment and principal, and the Loan and Security Agreement has terminated.  There are no remaining aggregated annual payments under the Loan and Security Agreement as of September 30, 2016.

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

The fair value of the convertible preferred stock warrant liability was remeasured as of each reporting period end. As of March 31, 2015 (the last reporting period end prior to the initial public offering), the Company remeasured the fair value of the convertible preferred stock warrant liability using a Black-Scholes option-pricing method with the following assumptions: the Company’s initial public offering price of $5.00 per share, a weighted average remaining life of 6.5 years, an expected volatility of 58.3%, a weighted average risk-free interest rate of 1.55% and no expected dividend. The Company evaluated the down-round protection provisions of the warrant agreements by using a Monte Carlo simulation model and determined that the impact of such provisions was immaterial to the fair value of the warrants at each reporting period. The assumptions are further described as follows:

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

As of September 30, 2016 the Company’s Amended and Restated Certificate of Incorporation, as amended, has authorized 100,000,000 shares of common stock at $0.001 par value.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the holders of the Series A and B convertible preferred stock. As of September 30, 2016, no dividends have been declared.

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

As of September 30, 2016, options for 1,420,806 shares have been issued under the 2015 Equity Plan. The number of shares available for issuance under the Company’s 2015 Equity Plan will be increased on the first day of each fiscal year beginning in 2016, by an amount equal to the lessor of (1) 1,200,000 shares of stock and (2) four percent (4%) of the outstanding shares of stock on the last day of the immediately preceding year. The maximum number of shares of the Company’s common stock that may be delivered in satisfaction of awards under the 2015 Equity Plan is 2,585,833 shares, inclusive of 750,000 shares authorized upon creation of the 2015 Plan and 1,053,299 shares added January 1, 2016.

Stock Option Modifications

On April 12, 2016, the Company’s Board of Directors approved a restructuring plan effective as of April 15, 2016 and resulting in a reduction in force of the Company’s employees.  As part of the reduction in force, the Company terminated the employment of an executive officer and retained his services as a consultant to the Company through October 15, 2016.  The executive officer’s option awards continued to vest during the consulting period.  Though vesting ceased October 15, 2016, all options awarded to the executive remain outstanding until the earliest to occur of (1) the consummation of a change of control, (ii) March 8, 2017 and (iii) the original expiration date of the stock option.  After the earliest to occur of such dates, all of the stock options will terminate to the extent still outstanding. If a change in control occurs prior to the termination of the stock options, the vesting will accelerate for 100% of the executive’s then-unvested stock options.  The incremental fair value that is attributable to the modified options was insignificant.

The Company terminated the employment of another executive as part of the reduction in force described in the preceding paragraph.  The executive received accelerated vesting of his option awards that would have vested during the six month period following April 15, 2016.  The incremental fair value of the modified awards was insignificant.

As of September 30, 2016, the Company had 2,165,554 shares issuable upon exercise of outstanding option awards.

Total stock-based compensation expense related to options and awards granted was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and Development	$65	$86	$273	$96
General and administrative	217	203	689	348
Total	$282	$289	$962	$444

11.	Related Party Transactions

In September 2014 and February 2015, the Company issued the Notes to several related parties that own more than 10% of the Company’s capital stock (see Note 7). Upon completion of the initial public offering, those Notes were converted in to shares of the Company’s common stock.

12.	Income Taxes

The Company’s effective tax rate is 0% for income tax for the three and nine months ended September 30, 2016 and the Company expects that its effective tax rate for the full year 2016 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

The gross amount of unrecognized tax benefits as of September 30, 2016 is approximately $0.8 million related to the reserve on R&D credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. The Company does not expect any material changes in the next twelve months in unrecognized tax benefits.

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

13.	Legal Proceedings

On September 26, 2016, a purported stockholder class action complaint was filed in the Superior Court of the State of California in and for the County of Alameda (the “Superior Court”) against the Company, the members of the board of directors of the Company, as well as against KalVista, Wedbush Securities Inc. (“Wedbush”) and certain unknown employees of Wedbush, entitled Laidlaw v. Carbylan Therapeutics, Inc., et al. Case No. RG16832665. The complaint alleges that the members of the Company’s board of directors and/or the Company breached their fiduciary duties of care, good faith, loyalty and/or disclosure in connection with the Share Purchase Agreement, dated as of June 15, 2016, by and among the Company, KalVista, and the shareholders of KalVista, and that KalVista and Wedbush aided and abetted such breaches of fiduciary duties. The complaint seeks to enjoin and/or rescind any transaction with KalVista as well as certain other equitable relief, unspecified damages and attorneys’ fees and costs. As of September 30, 2016, the Company has established an accrued liability of $0.3 million in regards to this claim.

On October 31, 2016, the Superior Court approved a voluntary dismissal of the purported stockholder class action complaint (See Note 14).

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

14.Subsequent Events

On October 31, 2016, the Superior Court of the State of California in and for the County of Alameda approved a voluntary dismissal of the purported stockholder class action complaint filed in the Court on September 26, 2016 against certain members of the board of directors and certain executives of Carbylan Therapeutics, Inc., as well as against KalVista Pharmaceuticals Ltd., Wedbush Securities Inc. and certain unknown employees of Wedbush, entitled Laidlaw v. Carbylan Therapeutics, Inc., et al., Case No. RG16832665. Prior to the court approval of the voluntary dismissal, the parties agreed to a settlement and release of all claims by the named stockholders of the Company. In connection with the settlement, the Company agreed to pay the negotiated plaintiffs’ attorneys’ fee of $0.3 million.

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

In March 2016, we engaged a financial and strategic advisor, Wedbush PacGrow, to advise us on strategic alternatives.  Wedbush PacGrow has provided a range of advisory services aimed to enhance shareholder value.  In April 2016, we announced that we had suspended further clinical development of Hydros-TA and that we were actively pursuing a strategic transaction, including a merger or acquisition of the Company. In connection with this decision, we recorded a $1.5 million asset impairment charge in the nine months ended September 30, 2016 related to our determination in March 2016 not to occupy our recently leased facility in Newark and impairment of certain assets related to Hydros-TA.

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

As of September 30, 2016, we had an accumulated deficit of $89.0 million and have incurred net losses of approximately $16.3 million and $19.2 million in the nine months ended September 30, 2016 and 2015, respectively.

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

The following table summarizes our research and development expenses by functional area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Clinical development	$97	$859	$1,370	$3,443
Regulatory	9	381	420	1,226
Preclinical R&D	11	272	307	1,441
Personnel related	153	837	1,254	2,039
Manufacturing	62	1,184	1,461	3,790
Total research and development expenses	$332	$3,533	$4,812	$11,939

General and administrative expenses. General and administrative expenses consist of personnel costs, travel expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. General and administrative expenses are expensed as incurred.

For the three months ended September 30, 2016 and 2015 our general and administrative expenses totaled approximately $2.1 million and $1.4 million, respectively.  For the nine months ended September 30, 2016 and 2015, our general and administrative expenses totaled approximately $6.2 million and $3.5 million, respectively. In June 2016, we entered into a definitive Share Purchase Agreement, with KalVista and have implemented operating cost reductions to reduce cash burn as we pursue a strategic transaction.

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

Income Taxes

The Company’s effective tax rate is 0% for income tax for the three and nine months ended September 30, 2016 and the Company expects that its effective tax rate for the full year 2016 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
	2016	2015
	(in thousands, except share and per share amounts)
License Revenue	$7	$7
Operating Expenses:
Research and development	332	3,533
General and administrative	2,080	1,373
Total operating expenses	2,412	4,906
Loss from Operations	(2,405)	(4,899)
Other Income (expense):
Interest income	19	2
Interest expense	-	(95)
Other income (expense), net	1	1
Total other income (expense)	20	(92)
Net Loss and Comprehensive Loss	$(2,385)	$(4,991)
Net loss per share to common stockholders, basic and diluted	$(0.09)	$(0.19)
Weighted average common shares outstanding, basic and diluted	26,343,108	26,322,494

License revenue

Revenues from the deferred upfront payments related to our license agreement for the three months ended September 30, 2016 and 2015 were $7,000 in each period.

Research and development expenses

Research and development expenses were $0.3 million and $3.5 million for the three months ended September 30, 2016 and 2015, respectively. The decrease in research and development expenses period over period of $3.2 million, or (91%), was due to the following:

•	a decrease in regulatory and clinical expenses of $1.1 million primarily related to the decreased use of outside services and wind up of activity in the COR1.1 clinical trial;
•	a decrease in manufacturing related expenses of $1.1 million, primarily related to our decision to suspend further development of Hydros-TA and wind up activity for the COR 1.1 clinical trial;
•	a decrease in preclinical research and development expenses of $0.3 million primarily related to our decision to suspend further development of Hydros-TA; and
•	a decrease in personnel related costs of $0.7 million primarily related to the reduction in personnel and associated costs, including stock-based compensation expense.

General and administrative expenses

General and administrative expenses were $2.1 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively. The increase in general and administrative expenses period over period of $0.7 million, or 51%, was primarily due to increased expenditures on outside services associated with being a public company and the pursuit of a strategic transaction, including liabilities accrued in connection with the purported stockholder class action claim, as well as payroll and related expenses, including stock-based compensation and the accrual of $0.2 million for the retention bonus to be paid to two executive officers upon the close of the Share Purchase Agreement with KalVista.

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

Interest expense

Interest expense is attributable to our debt facility with SVB and non-cash amortization of debt discounts and final interest payments. Interest expense was $0.0 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively. The decrease in interest expense of $(0.1) million was primarily attributable to repayment in full of outstanding debt in June 2016.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands, except share and per share amounts)
License Revenue	$21	$21
Operating Expenses:
Research and development	4,812	11,939
General and administrative	6,226	3,549
Restructuring and lease termination charges	3,420	-
Impairment charges	1,460	-
Total operating expenses	15,918	15,488
Loss from Operations	(15,897)	(15,467)
Other Income (expense):
Interest income	50	4
Interest expense	(493)	(1,100)
Loss on extinguishment of convertible promissory notes	-	(3,177)
Other income (expense), net	(2)	553
Total other income (expense)	(445)	(3,720)
Net Loss and Comprehensive Loss	$(16,342)	$(19,187)
Net loss per share to common stockholders, basic and diluted	$(0.62)	$(1.15)
Weighted average common shares outstanding, basic and diluted	26,338,238	16,642,715

License revenue

Revenues from the deferred upfront payments related to our license agreement for the nine months ended September 30, 2016 and 2015 were $21,000 in each period.

Research and development expenses

Research and development expenses were $4.8 million and $11.9 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in research and development expenses period over period of $7.1 million, or (60%), was primarily due to the following:

•	a decrease in regulatory and clinical expenses of $2.9 million primarily related to our decision to suspend further development of Hydros-TA and wind up of activity in the COR1.1 clinical trial;
•	a decrease in manufacturing related expenses of $2.3 million, primarily related to the declining activity for the COR 1.1 clinical trial and;
•	a decrease in preclinical research and development expenses of $1.1 million primarily related to our decision to suspend further development of Hydros-TA; and
•	a decrease in personnel related costs of $0.8 million primarily related to the reduction in personnel and associated costs, including stock-based compensation expense.

General and administrative expenses

General and administrative expenses were $6.2 million and $3.5 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in general and administrative expenses period over period of $2.7 million, or 75%, was primarily due to increased expenditures on insurance and outside services associated with being a public company and with the pursuit of a strategic transaction, including liabilities accrued in connection with the purported stockholder class action claim, as well as payroll and related expenses, including stock-based compensation and the accrual of $0.2 million for the retention bonus to be paid to two executive officers upon the close of the Share Purchase Agreement with KalVista.

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

Interest expense

Interest expense is attributable to our debt facility with SVB and non-cash amortization of debt discounts and final interest payments. Interest expense was $0.5 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in interest expense of $(0.6) million was primarily attributable to higher expense for the nine months ended September 30, 2015 that included expense for discount amortization on our convertible promissory notes.

Loss on extinguishment of convertible promissory notes

Loss on extinguishment of convertible promissory notes was $0 million and ($3.2) million for the nine months ended September 30, 2016 and 2015, respectively.  The decrease in expense occurred as a result of the conversion of the convertible promissory notes into common shares in connection with the IPO.

Other income (expense), net

Other income (expense), net was $0.0 million and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in income of $(0.6) million resulted primarily from changes in fair value of the Company’s derivative liability and convertible preferred stock warrant liability that were recorded during 2015.

Liquidity and Capital Resources

We have not generated any revenue from product sales and have incurred losses since our inception in 2004. As of September 30, 2016, we had an accumulated deficit of $89.0 million. We anticipate that we will continue to incur losses for the foreseeable future.

Since our inception and prior to our initial public offering, we funded our operations principally through the receipt of funds from private placements of our equity, the issuance of convertible promissory notes and borrowings under our loan and security agreement with SVB. As of September 30, 2016, we had cash and cash equivalents of $35.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

Indebtedness

In October 2011, we entered into a loan and security agreement with SVB that provided for us to borrow $3.0 million. In September 2014, we entered into a fourth amendment to the loan and security agreement to provide for a new loan of $4.5 million and repayment in full of amounts owing under the prior loans, with net proceeds to us of $0.5 million. We also issued a warrant to purchase 18,709 shares of Series B convertible preferred stock. The interest rate is 3.95% per annum and the loan is repayable in thirty-six equal monthly installments, following a nine month interest-only period. The amendment provided for an extension of the interest-only period by an additional nine months, to April 1, 2016, which became effective upon the completion of our initial public offering.  In June 2016, we repaid the loan in full, as well as the final interest payment and various fees.  The total payment was $4.6 million, and the Loan and Security Agreement has terminated.  There are no remaining aggregated annual payments under the Loan and Security Agreement as of September 30, 2016.

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

Cash Flows

The following table shows a summary of our cash flows for each of the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	( in thousands)
Cash flows used in operating activities	$(13,960)	$(15,796)
Cash flows used in investing activities	(62)	(280)
Cash flows provided by/(used in) financing activities	(4,493)	72,057
Net increase/(decrease) in cash and cash equivalents	$(18,515)	$55,981

Operating Activities. Operating activities used $14.0 million of cash in the nine months ended September 30, 2016. The cash flow used in operating activities resulted primarily from our net loss of $16.3 million for the period, offset by net non-cash charges of $2.3 million and net cash used by changes in our operating assets and liabilities of $0.1 million. Our non-cash charges consisted primarily of $1.0 million related to stock-based compensation expense and impairment of assets of $1.5 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $1.0 million decrease in our accounts payable, a $0.1 million increase in accruals and a decrease in prepaid expenses of $0.9 million.

Operating activities used $15.8 million of cash in the nine months ended September 30, 2015. The cash flow used in operating activities resulted primarily from our net loss of $19.2 million for the period, offset by net non-cash charges of $4.2 million and net cash provided by changes in our operating assets and liabilities of $0.8 million. Our non-cash charges consisted primarily of $0.5 million related to a decrease in the fair value of the preferred stock warrant liability and derivative liability, $0.4 million related to stock-based compensation expense, $0.8 million related to the amortization of the convertible promissory notes discount and $3.2 million related to the loss on conversion of convertible promissory notes.  Net cash provided by changes in our operating assets and liabilities consisted primarily of a $0.5 million increase in our accounts payable and a $0.3 million decrease in accruals, offset by a decrease in prepaid expenses of $0.9 million.

Investing activities. Net cash used in investing activities was $0.1 million and $0.3 million in the nine months ended September 30, 2016 and 2015, respectively. Net cash used in investing activities consisted primarily of cash paid to purchase property and equipment, offset by the proceeds from the sale of property and equipment in June 2016.

Financing activities. Net cash provided by or used in financing activities was $(4.5) million and $72.1 million in the nine months ended September 30, 2016 and 2015, respectively. Net cash used in financing activities in the nine months ended September 30, 2016 consisted of the payment of loans payable of $4.5 million.  Net cash provided by financing activities in the nine months ended September 30, 2015 consisted of the receipt of $69.5 million from the initial public offering, $4.0 million from the issuance of the Notes and $0.1 million from the issuance of common stock related to option exercise, partially offset by $1.4 million in deferred costs associated with our IPO.

Future Funding Requirements

We do not have any products approved for sale, and we have not generated any revenue from product sales since our inception and do not expect to generate any revenue from the sale of products in the near future. Our revenue to date has been generated from license revenue pursuant to our agreement with Jingfeng.

We have implemented operating cost reductions to reduce overall cash burn as we pursue a strategic transaction which is ongoing. We anticipate that our research and development expenses will continue to decrease as we complete the windup of our clinical affairs, however, we anticipate general and administrative expenses will increase in the future as a result of expenses related to our strategic transaction activities.

We believe that with our existing cash and cash equivalents, we will be able to fund our operating expenses and capital requirements for at least the next 12 months. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•

our ability to identify and consummate the transaction with KalVista, or identify and consummate an alternative strategic transaction for the company, including the timing and operational costs thereof;

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

Contractual Obligations and Commitments

There are no long-term debt payments or operating lease obligations as of September 30, 2016.  A liability for unrecognized tax benefits related to various federal and state income tax matters is $0.8 million at September 30, 2016. The timing of the settlement of these amounts was not reasonably estimable at September 30, 2016. We do not expect payment of amounts related to the unrecognized tax benefits within the next twelve months.

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

As of September 30, 2016, our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10.0% change in interest rates on September 30, 2016 would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Principal Accounting Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On September 26, 2016, a purported stockholder class action complaint was filed in the Superior Court of the State of California in and for the County of Alameda (the “Superior Court”) against us, the members of the our board of directors, as well as against KalVista, Wedbush Securities Inc. (“Wedbush”) and certain unknown employees of Wedbush, entitled Laidlaw v. Carbylan Therapeutics, Inc., et al. Case No. RG16832665. The complaint alleges that the members of our board of directors and/or Carbylan breached their fiduciary duties of care, good faith, loyalty and/or disclosure in connection with the Share Purchase Agreement, dated as of June 15, 2016, by and among Carbylan, KalVista, and the shareholders of KalVista, and that KalVista and Wedbush aided and abetted such breaches of fiduciary duties. The complaint seeks to enjoin and/or rescind any transaction with KalVista as well as certain other equitable relief, unspecified damages and attorneys’ fees and costs.

On October 31, 2016, the Superior Court approved a voluntary dismissal of the purported stockholder class action complaint.

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

Our net losses for the nine months ended September 30, 2016 and 2015 were $16.3 million and $19.2 million, respectively. As of September 30, 2016, we had an accumulated deficit of $89.0 million. Our history of net losses and our expectation of future losses, together with our limited operating history, may make it difficult to evaluate our business as a standalone entity and predict our future performance.

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

We were the subject of a purported class action lawsuit, and additional litigation may be brought against us in the future.

In September 2016, a purported stockholder class action complaint was filed in the Superior Court of the State of California in and for the County of Alameda against us, the members of the our board of directors, as well as against KalVista, Wedbush and certain unknown employees of Wedbush. The complaint alleged that the members of our board of directors and/or Carbylan breached their fiduciary duties of care, good faith, loyalty and/or disclosure in connection with the Share Purchase Agreement, dated as of June 15, 2016, by and among Carbylan, KalVista, and the shareholders of KalVista, and that KalVista and Wedbush aided and abetted such breaches of fiduciary duties. The complaint sought to enjoin and/or rescind any transaction with KalVista as well as certain other equitable relief, unspecified damages and attorneys’ fees and costs. On October 31, 2016, the Superior Court approved a voluntary dismissal of the purported stockholder class action complain. However, we cannot assure you that additional claims alleging the same or similar facts will not be filed. Any litigation could result in substantial costs and a diversion of management’s attention and resources, and potentially delay the consummation of the strategic transaction with KalVista.

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

There can be no assurance that we can successfully consummate the definitive share purchase agreement with KalVista.  If the transaction is not completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations in preparation for the consummation of the transaction with KalVista.  Further, the Share Purchase Agreement with KalVista contains certain termination rights for each party, and provides that, upon termination under specified circumstances, we may be required to pay KalVista a termination fee of $3.0 million and/or to reimburse certain expenses incurred by KalVista in an amount up to $1.0 million which would further decrease our available cash resources.  If our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) regulatory and clinical obligations remaining under our COR1.1 trial; (ii) obligations under our employment and separation agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; and (iii) litigation against us, and other various claims and legal actions arising in the ordinary course of business.  As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to additional litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

If we fail to continue to meet all applicable NASDAQ Global Market requirements and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is listed on The NASDAQ Global Market. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital, a minimum price per share and continued business operations so that we are not characterized as a “public shell company.” In July 2016, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market notifying the Company that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(a)(1) (the “Rule”). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until January 24, 2017, to regain compliance with the Rule. If, at any time before January 24, 2017, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under Listing Rule 5810(c)(3)(A), the Staff would provide written notification to the Company that it complies with the Rule.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•	announcement related to the transaction with KalVista, including filed litigation or threatened claims in connection with the transaction;
•	departures of key personnel;
•	communications or notifications from NASDAQ regarding the potential delisting of our common stock as a result of a failure to meet the NASDAQ listing requirements;
•	announcements relating to collaboration partnerships or other strategic transactions undertaken by us;
•	any intellectual property infringement actions in which we may become involved;
•	changes in financial estimates or recommendations by securities analysts;
•	trading volume of our common stock;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future; and
•	general economic and market conditions and overall fluctuations in the United States equity markets.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that may have been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer.  Further, in connection with the transaction with KalVista a purported stockholder class action complaint was filed against us, KalVista, Wedbush and members of the respective management and board of directors, claiming among other things, breaches of fiduciary duty.  While we have settled this lawsuit, we cannot assure you that additional lawsuits alleging the same or similar facts will not be filed. If any of our stockholders were to bring additional lawsuits against us, we will incur substantial costs defending these claims and the attention of our management will be diverted to dealing with such complaints, which will harm our financial position. Any adverse determination in litigation could also subject us to significant liabilities

An active, liquid and orderly market for our common stock may not develop or be sustained.

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

As of September 30, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 59% of our outstanding voting stock. Therefore these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval, including the approval of any merger, sale of assets, or other major corporate transaction, as well as the elections of directors and amendments of our organizational documents.

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

Carbylan Therapeutics, Inc.

Date: November 8, 2016	By:	/s/ David M. Renzi
David M. Renzi President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2016	By:	/s/ John McKune
John McKune Vice President, Finance and Principal Accounting Officer (Principal Financial Officer)