Form 10-Q
period 2017-01-31
KalVista Pharmaceuticals, Inc.
filed 2017-03-16
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission File No. 001-36830

KALVISTA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0915291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Kendall Square Building 200, Suite 2203 Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

857-999-0075

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

As of February 28, 2017, the registrant had 9,713,042 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	January 31,	April 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$33,498	$21,764
Research and development tax credit receivable	2,840	1,883
Grants receivable	398	356
Prepaid expenses and other current assets	1,217	668
Total current assets	37,953	24,671
Property and equipment, net	97	74
Total assets	$38,050	$24,745
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$755	$1,135
Accrued expenses	2,446	2,114
Total current liabilities	3,201	3,249
Commitments and contingencies (Note 5)
Redeemable Convertible Preferred Stock, $0.0016 par value
Shares issued and outstanding: None at January 31, 2017 and 24,322,898 at April 30, 2016	—	58,608
Stockholders’ equity (deficit)
Ordinary shares, $0.0016 par value
Shares issued and outstanding: None at January 31, 2017 and 2,167,367 at April 30, 2016	—	3
Common stock, $0.001 par value;
Shares authorized: 100,000,000 at January 31, 2017
Shares issued and outstanding: 9,713,042 at January 31, 2017 and none at April 30, 2016	10	—
Additional paid-in capital	89,399	212
Accumulated deficit	(51,653)	(37,252)
Accumulated other comprehensive loss	(2,907)	(75)
Total stockholders’ equity (deficit)	34,849	(37,112)
Total liabilities and stockholders’ equity	$38,050	$24,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Grant income	$248	$348	$1,390	$1,850
Operating Expenses:
Research and development	3,339	3,622	9,670	10,111
General and administrative	5,026	541	8,973	1,525
Total operating expenses	8,365	4,163	18,643	11,636
Operating Loss	(8,117)	(3,815)	(17,253)	(9,786)
Other income (expense):
Interest income	7	20	31	31
Foreign currency exchange gain (loss)	(195)	1,297	1,511	2,196
Other income	661	546	1,310	1,304
Total other income (expense)	473	1,863	2,852	3,531
Net loss	$(7,644)	$(1,952)	$(14,401)	$(6,255)
Other comprehensive income (loss):
Currency translation adjustments	166	(3,622)	(2,832)	(4,529)
Comprehensive loss	$(7,478)	$(5,574)	$(17,233)	$(10,784)
Net loss per share to common stockholders, basic and diluted	$(1.03)	$(4.85)	$(5.50)	$(16.05)
Weighted average common shares outstanding, basic and diluted	7,657,874	630,921	3,013,073	576,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

(Unaudited)

	Series B		Series A										Accumulated
	Convertible Preferred		Convertible Preferred								Additional		Other	Total
	Stock		Stock		Total Preferred Stock		Ordinary Shares		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at April 30, 2015	—	$—	15,900,000	$25,606	15,900,000	$25,606	1,302,367	$2	—	$—	$94	$(25,816)	$2,165	$(23,555)
Issuance of Series B preferred shares, net of issuance	—	—	—	—	—	—	—	—	—	—	—	—	—	—
costs of approximately $186,000	8,422,898	33,002	—	—	8,422,898	33,002	—	—	—	—	—	—	—	—
Issuance of ordinary shares	—	—	—	—	—	—	865,000	1	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	118	—	—	118
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,436)	—	(11,436)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—		(2,240)	(2,240)
Balance at April 30, 2016	8,422,898	33,002	15,900,000	25,606	24,322,898	58,608	2,167,367	3	—	—	212	(37,252)	(75)	(37,112)
Issuance of ordinary shares							396,719	2						2
Carbylan transaction	(8,422,898)	(33,002)	(15,900,000)	(25,606)	(24,322,898)	(58,608)	(2,564,086)	(5)	9,713,042	10	88,959			88,964
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	228	—	—	228
Net loss	—	—	—	—	—	—	—	—	—	—	—	(14,401)	—	(14,401)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—		(2,832)	(2,832)
Balance at January 31, 2017	—	$—	—	$—	—	$—	—	$—	9,713,042	$10	$89,399	$(51,653)	$(2,907)	$34,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended
	January 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(14,401)	$(6,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29	26
Stock-based compensation	228	16
Foreign currency remeasurement gain	(1,464)	(2,230)
Changes in operating assets and liabilities:
Research and development tax credit receivable	(1,303)	(1,309)
Prepaid expenses and other current assets	(689)	(389)
Grants receivable	36	(53)
Accounts payable	(1,957)	(203)
Accrued expenses	(1,560)	(371)
Net cash used in operating activities	(21,081)	(10,768)
Cash Flows from Investing Activities
Cash acquired in transaction	34,139	—
Acquisition of property and equipment	(67)	(9)
Net cash provided by (used in) investing activities	34,072	(9)
Cash Flows from Financing Activities
Proceeds from issuance of redeemable convertible preferred stock	—	33,002
Proceeds from issuance of common stock, net	2	—
Net cash provided by financing activities	2	33,002
Effect of exchange rate changes on cash	(1,259)	(583)
Net increase in cash and cash equivalents	11,734	21,642
Cash and cash equivalents at beginning of period	21,764	2,526
Cash and cash equivalents at end of period	$33,498	$24,168

Supplemental Disclosures of Non-cash Financing Activities
Conversion of preferred stock to common stock	$58,608	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	The Company

KalVista Pharmaceuticals, Inc. (the “Company” or “KalVista”) is a clinical-stage pharmaceutical company focused on the discovery, development, and commercialization of small molecule serine protease inhibitors as new treatments for diseases with significant unmet need.  The Company’s initial focus is on developing a portfolio of oral inhibitors of plasma kallikrein for two indications: hereditary angioedema, or HAE, and diabetic macular edema or DME.  The first oral program, KVD818, is currently in Phase I clinical testing and additional programs are in preclinical development.  KalVista also has developed an intravitreally administered plasma kallikrein inhibitor for DME that has completed a Phase I clinical trial and is anticipated to commence Phase II testing later in 2017.  The Company’s headquarters is located in Cambridge, Massachusetts.

On November 21, 2016, KalVista Pharmaceuticals Limited (“KalVista Limited”) completed a share purchase transaction with Carbylan Therapeutics Inc. (“Carbylan”) in an all-stock transaction whereby immediately following the transaction Carbylan’s equity holders owned 19% and KalVista Limited’s equity holders owned 81% of the combined company, respectively (see Note 3).  As a result, Carbylan issued approximately eight million shares of common stock to the stockholders of KalVista Limited in exchange for their common shares of KalVista Limited. The combined company was renamed KalVista Pharmaceuticals, Inc. following the transaction.  Following the completion of the transaction, the business being conducted by the Company became primarily the business conducted by KalVista Limited, which is a clinical-stage pharmaceutical company focused on the discovery and development of small molecule protease inhibitors.

KalVista has devoted substantially all of its efforts to research and development, including clinical trials of its product candidates. The Company has not completed the development of any product candidates.  Pharmaceutical drug product candidates, like those being developed by the Company, require approvals from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies prior to commercial sales. There can be no assurance that any product candidates will receive the necessary approvals and any failure to receive approval or delay in approval may have a material adverse impact on the business and financial statements of the Company.  The Company has never been profitable and has not yet commenced commercial operations.  KalVista is subject to a number of risks and uncertainties similar to those of other life science companies developing new products, including, among others, the risks related to the necessity to obtain adequate additional financing, to successfully develop product candidates, to obtain regulatory approval of product candidates, to comply with government regulations, to successfully commercialize its potential products, to the protection of proprietary technology and to the dependence on key individuals.

The Company has funded its operations primarily through the issuance of preferred stock and grant income. As of January 31, 2017, KalVista had an accumulated deficit of $51.7 million and $33.5 million of cash and cash equivalents.  The Company’s working capital, including cash obtained through the share purchase transaction with Carbylan, is anticipated to fund the Company’s operations for at least the next twelve months from the date these interim condensed consolidated financial statements are issued. Accordingly, the unaudited interim condensed consolidated financial statements have been prepared on a going concern basis.

2.	Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows. There were no adjustments other than normal recurring adjustments.  The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. These unaudited interim condensed consolidated financial results are not necessarily indicative of the results to be expected for the year ending April 30, 2017, or for any other future annual or interim period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended April 30, 2016 and the related notes thereto included in the Company’s Form 8K/A filed on November 23, 2016 with the Securities and Exchange Commission. KalVista was determined to be the accounting acquirer in the reverse acquisition with Carbylan, therefore all prior periods are those of KalVista Pharmaceuticals Limited.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the Great Britain Pound Sterling.  Assets and liabilities of the foreign subsidiary are translated using the exchange rate existing on each respective balance sheet date. Revenues and expenses are translated using the monthly average exchange rates prevailing throughout the year. The translation adjustments resulting from this process are included as the only component of the accumulated other comprehensive loss.

Segment Reporting

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions.

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and money market accounts. Cash equivalents are carried at cost which approximates fair value due to their short-term nature. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

The Company maintains its cash and cash equivalent balances with financial institutions that management believes are creditworthy. The Company’s cash and cash equivalent accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk of cash and cash equivalents.

Research and Development

Research and development costs consist primarily of clinical trial expenses, salaries and related expenses for personnel, and fees paid to outside consultants and outside service providers, including costs associated with licensing, milestone and grant revenue. Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company maintains performance incentive plans under which stock options may be granted to employees and non-employees. The Company accounts for stock-based compensation arrangements at fair value.

The Company’s determination of the fair value of stock options on the date of grant utilizes the Black-Scholes option-pricing model, and is impacted by its common stock price as well as assumptions regarding a number of subjective variables. These variables include the expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends.

The fair value is recognized over the period during which an optionee is required to provide services (usually the vesting period), on a straight-line basis. Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Net Loss per Share Attributable to Common Stockholders

Basic and diluted net income (loss) per share is presented in conformity with the two-class method required for participating securities. Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Net income (loss) attributable to common shareholders is determined by allocating undistributed earnings between holders of common and convertible preferred shares, based on the contractual dividend rights contained in our preferred share agreement. Where there is an undistributed loss, no amount is allocated to the convertible preferred shares. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options or the conversion of preferred stock.

 Potential dilutive common share equivalents consist of:

	January 31,
	2017	2016
Preferred Stock	—	7,080,395
Stock Options	120,127	73,640

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. As a result, there is no difference between the Company’s basic and diluted loss per share for the periods presented.

Basic and diluted net loss per share	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Net loss	$(7,644)	$(1,952)	$(14,401)	$(6,255)
Less: dividend on Series A	(91)	(477)	(935)	(1,469)
Less: dividend on Series B	(120)	(630)	(1,237)	(1,521)
Loss available to common shareholders for the purpose of calculating basic and diluted net loss per share	$(7,855)	$(3,059)	$(16,573)	$(9,245)
Weighted average common shares, basic and diluted	7,657,874	630,921	3,013,073	576,181
Net loss per share, basic and diluted	$(1.03)	$(4.85)	$(5.50)	$(16.05)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods) and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company expects to adopt the updated standard in the first quarter of fiscal 2018. The Company has not yet selected a transition method, and is currently evaluating the effect that the updated standard will have on the financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements—Going Concern, on disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the impact of this standard on its financial statements.

In February 2016, the FASB issued new lease accounting guidance in Accounting Standards Update No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting, however, remains largely unchanged. In addition, the new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The new lease guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted, however, the Company does not intend to early adopt. The Company also believes that adoption of this new guidance will not have a material impact on the financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation –Stock Compensation (Topic 718) (“ASU 2016-09”) to require changes to several areas of employee share-based payment accounting in an effort to simplify share-based reporting. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that the adoption of this guidance may have on the Company’s financial statements.

3.	Share Purchase Transaction

On November 21, 2016, KalVista Pharmaceuticals Limited (“KalVista Limited”) completed a share purchase transaction with Carbylan Therapeutics Inc. (“Carbylan”) in an all-stock transaction whereby immediately following the transaction Carbylan’s equity holders owned 19% and KalVista Limited’s equity holders owned 81% of the combined company, respectively. As a result, Carbylan issued approximately eight million shares of common stock to the stockholders of KalVista Limited in exchange for all shares of KalVista Limited.  Carbylan was a clinical-stage specialty pharmaceutical company focusing on the development of Hydros-TA, its proprietary, intra-articular injectable product candidate to treat pain associated with osteoarthritis of the knee.  The combined company was renamed KalVista Pharmaceuticals, Inc. following the transaction.  For accounting purposes, KalVista Limited is considered to be acquiring Carbylan in the transaction, which was determined based upon the terms of the Share Purchase Agreement and other factors including: (i) KalVista Limited security holders own approximately 81% of the voting interests of the combined company immediately following the closing of the transaction; (ii) directors appointed by KalVista Limited hold a majority of board seats in the combined company; and (iii) KalVista Limited management hold all of the key positions in the management of the combined company. As the accounting acquirer, KalVista Limited’s assets and liabilities will be recorded at their pre-combination carrying amounts and the historical operations that are reflected in the financial statements are those of KalVista Limited.  The Company incurred $1.2 million and $2.9 million of expenses for the three and nine months ended January 31, 2017, respectively, related to severance, legal and other professional services in connection with the transaction.

The Company’s consolidated financial statements reflect Carbylan’s results of operations beginning after November 21, 2016.  The results of operations subsequent to November 21, 2016 have not been significant.

The following table sets forth the unaudited pro forma results of operations of KalVista for the three month and year to date periods ended January 31, 2017 and 2016 as if KalVista Limited had acquired Carbylan at May 1, 2015. The pro forma information contains the combined results of actual operations for those periods.  The pro forma amounts have been adjusted to eliminate costs that are nonrecurring and directly attributable to the transaction, including expenses of $3.4 million and $8.4 million for the three and nine months ended January 31, 2017, respectively, related to severance and change in control obligations, directors and officers tail insurance coverage, and legal and other professional service expenses.  These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Total revenues	$252	$355	$1,408	$1,872
Net loss	(9,564)	(7,035)	(19,963)	(21,862)

KalVista has concluded that the transaction represents a business combination pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations.  Under the acquisition method of accounting, the total purchase price is allocated to the acquired tangible and intangible assets and assumed liabilities of Carbylan based on their estimated fair values as of the transaction closing date.  Carbylan had no significant commercial operations and its only significant pre-combination net assets were cash and cash equivalents, accounts payable and accrued expenses which were already recognized at fair value. Pursuant to this reverse acquisition, the Company recorded the shares of common stock held by Carbylan shareholders at the fair value of Carbylan’s net monetary assets received at November 21, 2016 as these values were considered a more reliable indicator of fair value than the trading value of the shares.  No goodwill or intangible assets were recorded in the transaction.

The preliminary allocation of the total purchase price to the acquired assets and liabilities assumed of Carbylan based on the fair values as of November 21, 2016 is as follows (in thousands):

Cash and cash equivalents	$34,139
Prepaid expenses and other current assets	70
Accounts payable, accrued expenses and other liabilities	(3,881)
Net assets acquired	$30,328

In connection with the share purchase transaction in November 2016, the Company modified certain options previously granted to purchase shares of KalVista Limited to instead purchase shares of KalVista Pharmaceuticals, Inc.  The Company assessed the modification and determined there was no compensation expense to record related to the modification.

4.	Accrued Expenses

Accrued expenses consisted of the following as of (in thousands):

	January 31,	April 30,
	2017	2016
Accrued payroll and related expenses	$672	$967
Accrued research and clinical trial expenses	959	1,059
Accrued professional services	349	59
Other accrued expenses	466	29
	$2,446	$2,114

5.	Commitments and Contingencies

Commitments

The Company is party to several operating leases for office and laboratory space in Cambridge, Massachusetts and Salisbury, United Kingdom that expire at various times in 2017.  The Company pays approximately $20,000 per month for its Cambridge spaces under a lease that expires in April 2017, at which time it can be renewed or cancelled with 30 days’ notice.  The Company pays approximately $11,000 per month for its Salisbury spaces under a lease that expires in November 2017.  The Company is currently evaluating alternatives for both United States and United Kingdom locations to better accommodate existing operations and future growth and anticipates entering into arrangements for new offices and laboratory locations during 2017.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that such expenditures can be reasonably estimated. There are no contingent liabilities requiring accrual at January 31, 2017.

As a result of the terms of grant income received in prior years, upon successful regulatory approval and following the first commercial sale of certain products, the Company will be required to pay royalty fees of up to $1 million within 90 days of the first commercial sale of the product subject to certain limitations and follow on payments depending upon commercial success and type of product. Given the stage of development of the current pipeline of products it is not possible to predict with certainty the amount or timing of any such liability.

6.	Grant Income

Grant income is recognized through two agreements. The first agreement is with the Technology Strategy Board (TSB), a United Kingdom government organization. The Company recognizes revenue for reimbursements of research and development costs as the services are performed up to an agreed upon threshold. The Company records these reimbursements as revenue and not as a reduction of research and development expenses, as the Company has the risks and rewards as the principal in the research and development activities. Any services performed and not yet collected upon are shown as a receivable. During the three months ended January 31, 2017 and 2016, revenue recognized through the TSB grant amounted to $235,000 and $313,000, respectively, and amounted to $1.1 million and $1.4 million for the nine months ended January 31, 2017 and 2016, respectively.

The second agreement is with the JDRF, a non-profit organization. The Company applies the milestone method of accounting to recognize revenue from milestone payments when earned, as evidenced by written acknowledgement from the grantor and other persuasive evidence that the milestone has been achieved and the payment is non-refundable, provided that the milestone event is substantive. A milestone event is defined as an event (i) that can only be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance; (ii) for which there is substantive uncertainty at the inception of the arrangement that the event will be achieved; and (iii) that would result in additional payments being due to the Company. Events for which the occurrence is either contingent solely upon the passage of time or the result of a counterparty’s performance are not considered to be milestone events. A milestone event is substantive if all of the following conditions are met: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone, or the enhancement of the value to the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (ii) the consideration relates solely to past performance; and (iii) the consideration is reasonable relative to all the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

The Company assesses whether a milestone is substantive at the inception of the arrangement. If a milestone is deemed non-substantive, the Company accounts for that milestone payment in accordance with the multiple element arrangements guidance and recognizes revenue consistent with the related units of accounting for the arrangement over the related performance period.

The Company has one contract in process with JDRF accounted for under the milestone method. Milestones may include, for example, the successful completions of clinical trials, development of certain reports, and different review/approval processes. All milestones under the contract in process were deemed substantive based on the fact that the payments are commensurate with the Company’s efforts to achieve the milestone event and the milestones are related to past performance and are non-refundable. During the three months ended January 31, 2017 and 2016, revenue recognized through the achievement of multiple milestones amounted to $0 and $0, respectively, and amounted to $194,000 and $293,000 for the nine months ended January 31, 2017 and 2016, respectively. The last milestone in the JDRF contract was met in May 2016 and no additional revenue is due from this contract.  There are no performance, cancellation, termination or refund provisions in the arrangement that contain material financial consequences to the Company.

The Company evaluates the terms of sponsored research agreement grants and federal grants to assess the Company’s obligations and if the Company’s obligations are satisfied by the passage of time, revenue is recognized as described above. For grants with refund provisions, the Company reviews the grant to determine the likelihood of repayment. If the likelihood of repayment of the grant is determined to be remote, the grant is recognized as revenue. If the probability of repayment is determined to be more than remote, the Company records the grant as a deferred revenue liability, until such time that the grant requirements have been satisfied.

7.	Income Taxes

The Company generated a net loss for the three and nine months ended January 31, 2017 and incurred no tax expense for the three and nine months ended January 31, 2017.  The Company’s effective tax rate is 0% for income tax for the three and nine months ended January 31, 2017 and the Company expects that its effective tax rate for the full fiscal 2017 year will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

The Company has substantial net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes.  Our ability to utilize our net operating losses is limited due to changes in our ownership as defined by Section 382 of the Internal Revenue Code (the “Code”).  Under the provisions of Sections 382 and 383 of the Code, a change of control, as defined in the Code, imposes an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes that can be used to reduce future tax liabilities.  We determined that an ownership change occurred as a result of the Company’s acquisition in November 2016.  As a result of the November 2016 ownership change, the Company will be limited to utilizing approximately $278,000 of pre-ownership change U.S. federal and California NOLs annually for each of the next 20 years, thereby limiting pre-ownership change net operating loss carryovers to only $5.5 million for both U.S. federal and California purposes.  Furthermore, none of the Company’s federal R&D credit carryforwards will be available due to the Section 383 limitations.  Because California R&D credit carryforwards never expire, none of the California R&D credit carryforwards will expire unutilized, but all of the pre-ownership change California R&D credit carryforwards will be subject to a $24,000 annual limitation.

The Company files tax returns in the United Kingdom as well as U.S. Federal and State of California and Massachusetts tax returns. The Company is not currently subject to any income tax examinations. Since the Company’s inception, the Company has incurred losses from operations, which generally allows all tax years to remain open.

Uncertain Tax Positions

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination.  The gross amount of unrecognized tax benefits as of January 31, 2017 is approximately $333,000 related to the unrecognized tax benefit on R&D credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

The Company recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made. The interest and penalties are recognized as other expense and not tax expense. The Company currently has no interest and penalties related to uncertain tax positions.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our definitive proxy statement filed October 28, 2016 and our Form 8-K/A filed December 20, 2016, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “KalVista” refer to KalVista Pharmaceuticals, Inc.

Overview

We are a pharmaceuticals company focused on the discovery, development and commercialization of small molecule serine protease inhibitors as new treatments for diseases with significant unmet needs.

Our initial focus is on inhibitors of plasma kallikrein, which is an important component of the body’s inflammatory response, and which in excess can lead to increased vascular permeability, edema and inflammation. We are developing a proprietary portfolio of novel, small molecule plasma kallikrein inhibitors initially targeting hereditary angioedema (HAE) and diabetic macular edema (DME). The first of this planned portfolio of programs, KVD818, is currently in a Phase 1 first-in-human study that commenced in the second half of 2016.  Our most advanced program, an intravitreally administered plasma kallikrein inhibitor known as KVD001, has successfully completed its first-in-human study in patients with DME and is being prepared for Phase II studies later in 2017.

Recent Developments

On November 21, 2016, KalVista Pharmaceuticals Ltd. (“KalVista Limited”) completed a share purchase transaction with Carbylan Therapeutics Inc. (“Carbylan”) in an all-stock transaction whereby, immediately following the transaction, Carbylan’s equity holders owned 19% and KalVista Limited’s equity holders owned 81% of the combined company, respectively. As a result, Carbylan issued approximately eight million shares of common stock to the stockholders of KalVista Limited in exchange for their common shares of KalVista Limited. The combined company was renamed KalVista Pharmaceuticals, Inc. following the transaction.  For accounting purposes, KalVista Limited is considered to be acquiring Carbylan in the transaction, which was determined based upon the terms of the Share Purchase Agreement and other factors including: (i) KalVista Limited security holders own approximately 81% of the voting interests of the combined company immediately following the closing of the transaction; (ii) directors appointed by KalVista Limited hold a majority of board seats in the combined company; and (iii) KalVista Limited management hold all of the key positions in the management of the combined company. As the accounting acquirer, KalVista Limited’s assets and liabilities will be recorded at their pre combination carrying amounts and the historical operations that are reflected in the financial statements are those of KalVista Limited.  The Company’s consolidated financial statements reflect Carbylan’s results of operations beginning after November 21, 2016.  Carbylan has no ongoing operations so the impact of the share purchase transaction on the Company is not significant except for the equity issued and the cash acquired in the transaction.

Grant Income

We have received grant income to support our research and development activities from two main sources; JDRF, a charitable organization based in New York and the Technology Strategy Board (“TSB”), the U.K. Government’s Biomedical Catalyst funding initiative. Through January 31, 2017 JDRF has provided $2.2 million in milestone-based financial support to advance the intravitreal drug program but this program has concluded and no further receipts are expected.  Under the terms of a grant approved in the second calendar quarter of 2015, the TSB will provide a total amount of $7.3 million over the lifetime of the agreements between us and the TSB, to accelerate the development of the oral drug program, of which $5.8 million was received or was due to be received as of January 31, 2017.

Research and Development Expenses

Research and development expenses primarily consist of costs associated with our research activities, including the preclinical and clinical development of product candidates. We contract with clinical research organizations to manage our clinical trials under agreed upon budgets for each study, with oversight by our clinical program managers. We account for all goods and services, including non-refundable advance payments, as expenses, and all research and development costs are expensed as incurred.

We expect to continue to incur substantial expenses related to development activities for the foreseeable future as we conduct clinical development, manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates.

Completion dates and costs for clinical development programs as well as our research program can vary significantly for each current and future product candidate and are difficult to predict. As a result, we cannot estimate with any degree of certainty the costs associated with development of our product candidates at this point in time. We anticipate making determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of early research programs, results of ongoing and future clinical trials, our ability to enter into collaborative agreements with respect to programs or potential product candidates, as well as ongoing assessments as to each current or future product candidate’s commercial potential.

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with general management, obtaining and maintaining our patent portfolio, professional fees for accounting, auditing, consulting and legal services, and general overhead expenses.

We expect ongoing general and administrative expenses to increase in the future as we expand our operating activities, maintain and expand the patent portfolio and incur additional costs associated with the management of a public company and maintaining compliance with exchange listing and SEC requirements. These potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.

Other Income

Other income consists of bank interest, research and development tax credits from the U.K. government’s tax incentive programs set up to encourage research and development in the United Kingdom and realized and unrealized exchange rate gains/losses on cash held in foreign currencies.

Income Taxes

We historically have incurred net losses and have no corporation tax liabilities. Under the U.K. government’s research and development tax incentive scheme, we have surrendered tax losses in exchange for research and development tax credits in accordance with the relevant tax legislation.

Results of Operations

Comparison of three months ended January 31, 2017 and 2016

The following table sets forth the key components of our results of operations for the three months ended January 31, 2017 and 2016 (in thousands):

	Three Months Ended
	January 31,		Increase
	2017	2016	(decrease)
Income
Grant Income	$248	$348	$(100)
Operating expenses
Research and development expenses	3,339	3,622	(283)
General and administrative expenses	5,026	541	4,485
Other income (expense)
Interest, exchange rate gain (loss) and other income	473	1,863	(1,390)

Grant Income. Grant income was $248,000 in the three months ended January 31, 2017 compared to $348,000 for the same period in 2016. In the three months ended January 31, 2017, $235,000 was received from the principal TSB grant. In the three months ended January 31, 2016, $313,000 was received from the principal TSB grant and the balance from other grant sources. Under the terms of a grant approved in May 2015, the TSB will provide a total amount of $7.3 million over the lifetime of the agreements between the Company and the TSB, to accelerate the development of the oral drug program, of which $5.8 million was received or was due to be received as of January 31, 2017.

Research and Development Expenses. Research and development expenses were $3.3 million for the three months ended January 31, 2017 compared to $3.6 million for the same period in 2016, primarily due to a change in the USD to GBP currency translation rate. On a constant currency basis, total spending was similar as reductions in spending in our intravitreal and oral programs were offset by an increase in spending on our additional earlier stage oral programs and unallocated and internal research and development expenses related to earlier stage development activities.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	January 31,
	2017	2016
Intravitreal	$80	$1,108
Oral	528	766
Additional oral programs	854	488
Unallocated and internal research and development	1,877	1,260
Total	$3,339	$3,622

Expenses for the intravitreal program declined for the three months ended January 31, 2017 compared to the same period in 2016 due to completion of toxicology studies that were required to support clinical development.  Expenses for the oral program continued at a similar level in the three months ended January 31, 2017 compared to the same period in 2016 as a result of the combined effect of the completion of toxicology studies and the ongoing costs of the clinical study.

The additional oral programs expenses in the three months ended January 31, 2017 increased to $854,000 from $488,000 in the same period in 2016 due to expenses incurred in connection with the progression of multiple candidates through discovery characterization, initial scale-up manufacture and entry into early toxicology assessment. Unallocated and internal research and development expenses for the three months ended January 31, 2017 increased to $1.8 million compared to $1.3 million for the same period in 2016 due to an increase in early stage discovery activities.  We anticipate that research and development spending will continue at or near the current rate as multiple candidates are assessed in discovery and early development.

General and Administrative Expenses. General and administrative expenses were $5.0 million for the three months ended January 31, 2017 which was $4.5 million higher compared to $0.5 million for the same period in 2016. The increase in general and administrative expenses for the three months ended January 31, 2017 was substantially due to $3.2 million of professional fees and regulatory costs associated with the Carbylan transaction completed in November 2016 as well as $0.7 million of severance costs and $0.5 million of other expenses as we expand the management team and other key positions, and incur costs associated with operations as a public company. We anticipate that ongoing general and administrative expenses should be lower than the current period, though they will increase over time compared to the 2016 period as we increase our headcount and operating activities and incur expenses associated with being a public company.

Other Income. Other income was $0.5 million for the three months ended January 31, 2017 compared to $1.9 million for the same period in 2016. The decrease in the three months ended January 31, 2017 was primarily due to a decrease in foreign currency exchange rate gains from cash held in USD accounts in the Company’s U.K. entity.

Comparison of the nine months ended January 31, 2017 and 2016

The following table sets forth the key components of our results of operations for the nine months ended January 31, 2017 and 2016 (in thousands):

	Nine Months Ended
	January 31,		Increase
	2017	2016	(decrease)
Income
Grant Income	$1,390	$1,850	$(460)
Operating expenses
Research and development expenses	9,670	10,111	(441)
General and administrative expenses	8,973	1,525	7,448
Other income (expense)
Interest, exchange rate gain (loss) and other income	2,852	3,531	(679)

Grant Income. Grant income decreased to $1.4  million in the nine months ended January 31, 2017 from $1.9 million for the same period in 2016. In the nine months ended January 31, 2017, $1.1 million was received from the principal TSB grant and $194,000 was received from the JDRF. In the nine months ended January 31, 2016, $1.4 million was received from the principal TSB grant, $293,000 was received from the JDRF and the balance from other grant sources. Under the terms of a grant approved in the second calendar nine months of 2015, the TSB will provide a total amount of $7.3 million over the lifetime of the agreements between us and the TSB, to accelerate the development of the oral drug program, of which $5.8 million was received or was due to be received at the end of the nine months ended January 31, 2017.

Research and Development Expenses. Research and development expenses were $9.7 million for the nine months ended January 31, 2017 compared to $10.1 million for the same period in 2016. The decrease is primarily due to a change in the USD to GBP currency translation rate of approximately $1.2 million, as total expenses increased on a constant currency basis, with reductions in spending on the intravitreal program offset by increases in our oral program, additional earlier stage oral programs, and unallocated and internal research and development expenses.  Research and development expenses by major programs or categories were as follows (in thousands):

	Nine Months Ended
	January 31,
	2017	2016
Intravitreal	$488	$3,153
Oral	2,592	2,490
Additional oral programs	2,210	1,421
Unallocated and internal research and development	4,380	3,047
Total	$9,670	$10,111

Expenses for the intravitreal program declined during the nine months ended January 31, 2017 to $488,000 compared to $3.2 million for the same period in 2016 due to completion of a Phase I clinical trial and toxicology studies. Expenses for the oral program were similar in the nine months ended January 31, 2017 compared to the same period in 2016 due to a combination of spending on toxicology studies and the ongoing clinical study.  The additional oral programs expenses increased in the nine months ended January 31, 2017 to $2.2 million compared to $1.4 million for the same period in 2016 due to advancement of more program candidates to scale up chemistry and early toxicology studies. Unallocated and internal research and development expenses increased to $4.4 million in the nine months ended January 31, 2017 compared to $3.0 million for the same period in 2016 due to an increase in early stage discovery activities intended to generate additional future program candidates.

We anticipate that research and development spending will continue at or near the current rate as multiple candidates are assessed in discovery and early development.

General and Administrative Expenses. General and administrative expenses were $9.0 million for the nine months ended January 31, 2017 which was $7.5 million higher than the $1.5 million for the same period in 2016. The increase in general and administrative expenses for the nine months ended January 31, 2017 was due to $5.6 million of additional professional fees and regulatory costs associated with the Carbylan transaction completed in November 2016 as well as $0.7 million of severance expenses and $0.7 million of additional payroll costs related to expansion of the management team and other costs associated with operations as a public company. We anticipate that ongoing general and administrative expenses will continue to increase over time as we increase headcount and operating activities and incur expenses associated with being a public company.

Other Income. Other income was $2.9 million for the nine months ended January 31, 2017 compared to $3.5 million for the same period in 2016. The decrease in the nine months ended January 31, 2017 was due to an increase in foreign currency exchange rate gains on the GBP equivalent value of cash held in USD and on the conversion of cash held in USD accounts in the Company’s U.K. entity.

Liquidity and Capital Resources

We have incurred losses since inception and cash outflows from operating activities for the three and nine months ended January 31, 2017 and 2016. Since inception through January 31, 2017, we have received investment funding totaling $58.6 million, grant income of $8.4 million and have an accumulated deficit and accumulated other comprehensive loss of $54.6 million in total. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the research and development efforts on our product candidates, hire additional staff, including clinical, scientific, operational, financial and management personnel, and incur additional costs associated with being a public company. We have funded operations primarily through private placement offerings of equity securities and through the receipt of grant income from two main sources, the JDRF and the TSB.

We plan to continue to fund research and development and other operating expenses, and the associated losses from operations, through working capital obtained on completion of the Carbylan share purchase transaction, which resulted in net cash of approximately $34.1 million, future issuances of debt and/or equity securities and potential collaborations or strategic partnerships with other entities. Capital raises from issuances of convertible debt and equity securities could result in additional dilution to stockholders. Incurrence of debt could result in debt service obligations and operating and financing covenants that may restrict operations. We can provide no assurance that financing will be available in the amounts anticipated to be required or on acceptable terms, if at all. If we are not able to secure adequate additional working capital when it becomes needed, we may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned research programs. Any of these actions could materially harm our business and prospects.

Cash Flows

The following table shows a summary of the net cash flow activity for the nine months ended January 31, 2017 and 2016:

	Nine Months Ended
	January 31,
	2017	2016
	( in thousands)
Cash flows used in operating activities	$(21,081)	$(10,768)
Cash flows provided by (used in) investing activities	34,072	(9)
Cash flows provided by financing activities	2	33,002
Effect of exchange rate changes on cash	(1,259)	(583)
Net increase in cash and cash equivalents	$11,734	$21,642

Net cash used in operating activities

Net cash used in operating activities of $21.1 million for the nine months ended January 31, 2017 consisted primarily of a net loss of $14.4 million, adverse working capital movements resulting from an increase in the research and development tax credit receivable of $1.3 million in addition to adverse net working capital movement in receivables and payables and other accrued and prepaid expenses of $4.2 million. Cash used in operating activities of $10.8 million for the nine months ended January 31, 2016 consisted of a net loss of $6.3 million, adverse working capital movements resulting from an increase in the research and development tax credit receivable of $1.3 million and a foreign currency re-measurement gain of $2.2 million in addition to adverse net working capital movement in receivables and payables and other accrued and prepaid expenses of $1.0 million.

Net cash provided by investing activities

Net cash provided by investing activities for the nine months ended January 31, 2017 consisted of the net cash acquired in the share purchase transaction between KalVista Limited and Carbylan of $34.1 million.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended January 31, 2016 consisted of net proceeds from the issuance of $33.0 million of Series B preferred stock.

Operating Capital Requirements

To date, we have not generated any sales revenues and we do not have any products that have been approved for commercialization. We do not expect to generate significant revenue unless and until we obtain regulatory approval for, and commercialize, one of our current or future product candidates. We anticipate that we will continue to incur losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, product candidates, and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. As a result of the completion of the Carbylan share purchase transaction in November 2016, we expect to incur additional costs associated with operating as a public company. We currently anticipate that, based upon our operating plans, existing capital resources and the additional funding secured through the transaction, we have sufficient funding to operate for at least the next twelve to eighteen months.

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity or debt financings, collaborations, strategic partnerships or licensing arrangements. To the extent that additional capital is raised through the sale of stock or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these newly issued securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct business. Additional fundraising through collaborations, strategic partnerships or licensing arrangements with third parties may require us to relinquish valuable rights to product candidates, including its other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and commercialize its other product candidates even if we would otherwise prefer to develop and commercialize such product candidates internally.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. There are no long term debt payments or long term operating lease obligations as of January 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

Preclinical and Clinical Trial Accruals

We base our accrued expenses related to clinical trials on estimates of patient enrollment and related expenses at clinical investigator sites as well as estimates for services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical trials on our behalf. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us and based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.

If we do not identify costs that we have begun to incur, or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. To date, there have been no material adjustments to our estimates at any balance sheet date.

Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  Given our history of losses, we currently provide a full valuation allowance on our net deferred tax assets.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 2, Summary of Significant Accounting Policies and Basis of Presentation within our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We have exposure to market risk in interest income sensitivity, which is affected by changes in the general level of interest rates. However, because of the short-term nature of the bank deposit arrangements and the very low interest rates prevailing in the United Kingdom and the United States, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

Foreign Exchange Rate Risk

We maintain cash balances in both US Dollars (“USD”) and British Pound Sterling (“GBP”) to fund ongoing operations.  Cash and cash equivalents as of January 31, 2017 was $33.5 million and consisted of readily available checking and bank deposit accounts held primarily in both USD and GBP. As of January 31, 2017, 95% of cash and cash equivalents were held in USD and 5% in GBP. We currently incur significant expense primarily in GBP and convert USD as needed to fund those expenses. We do not believe our cash and cash equivalents are exposed to significant exchange rate risk, though we do not currently engage in exchange rate hedging or other similar activities.  A 10% change in the exchange rate would result in a net gain or loss of approximately $0.4 million.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on the results of operations for any periods presented herein.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management previously identified and reported two material weaknesses in internal control over financial reporting that existed at April 30, 2016. As further discussed below, certain controls were implemented since April 30, 2016, however, sufficient time has not elapsed to evidence the effectiveness of these controls at January 31, 2017.  Based on the evaluation of our disclosure controls and procedures as of January 31, 2017 and the material weaknesses identified, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at January 31, 2017.

Changes in Internal Controls over Financial Reporting

During the quarter ended January 31, 2017, management continued to implement additional controls to enhance the operating effectiveness of internal control over financial reporting.  In addition to the controls discussed below, the Company hired additional accounting personnel to supplement existing staff.  The new accounting personnel provided additional oversight and monitoring of the financial close and reporting process.

As previously reported, a material weakness was identified as of April 30, 2016 related to controls over the measurement of fair value of equity-based awards. At such time there was no active market for our common stock.  Upon completion of the Carbylan transaction on November 21, 2016, the Company’s common stock is publicly traded and the valuation of the stock underlying new awards is readily determinable from the quoted price of the Company’s common stock.  In addition, the Company implemented a software tool to improve tracking of equity awards. The new software, when fully implemented, will allow for more effective controls over processing and oversight of the measurement and recording of stock-based compensation.

In addition, a material weakness was identified as of April 30, 2016 with respect to ineffective design and operation of controls to ensure that operating expenses were recorded in the correct period.  During the quarter ended, management implemented additional controls related to approval of expenditures and ensuring that goods and services were received at or near the end of the period were properly identified and recorded.

While these controls were implemented in the quarter ended January 31, 2017, management has concluded that there was insufficient time elapsed to allow for the operation of the controls to occur with enough frequency such that there was sufficient evidence of design and operating effectiveness.

The implementation of these controls, as well as the additional personnel, have materially affected our internal control over financial reporting during the quarter ended January 31, 2017 and are intended to remediate the material weaknesses previously identified.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A.	RISK FACTORS

Except for the historical information in this report on Form 10-Q, the matters contained in this report include forward-looking statements that involve risks and uncertainties. Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. These factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors may have a material adverse effect upon our business, results of operations and financial condition.

You should consider carefully the risk factors, together with all of the other information included in our definitive proxy statement filed on October 28, 2016. Each of these risk factors could adversely affect our business, results of operations and financial condition as well as adversely affect the value of an investment in our common stock.

There have been no material changes in our risk factors from those disclosed in our definitive proxy statement and our Form 8-K/A filed December 20, 2016 other than the following updates.

The vote by citizens of the United Kingdom to leave the European Union in a process referred to as “Brexit” may lead to economic and regulatory changes in that country that could affect our operations and financial position.

The majority of KalVista’s scientific operations are based in the United Kingdom, and the Company has historically received significant funding through U.K. government sources and tax credits. In the year ended April 30, 2016 we recognized $1.8 million in revenue from a U.K. government grant program, and an additional $2 million in income through a U.K. government program that allows companies to surrender tax losses in exchange for a cash payment related to a portion of their research and development expenditures for the year.  We also have conducted, and expect to continue to conduct, a number of our clinical trials in the U.K. under the EU regulatory regime.

The process and outcome of Brexit is inherently unpredictable at this time and could impact the economy and regulatory regime of the U.K. in a number of negative ways.  To the extent that those changes reduce government funding sources, increase the cost and complexity of executing clinical trials, change regulations applicable to pharmaceuticals discovery and development, or otherwise make our U.K. operations more costly or less efficient, it could have a material adverse effect on our overall business and financial position.

KalVista has incurred significant losses since its inception. KalVista expects to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, KalVista has incurred significant operating losses as it focuses on its discovery efforts and developing its product candidates. KalVista has recently initiated clinical development of its lead product candidates, KVD818, for the treatment of HAE, and KVD001, for the treatment of DME, and expects that it will be many years, if ever, before KalVista has a product candidate ready for commercialization. To date, KalVista has financed its operations primarily through private placements of its preferred stock. KalVista expects to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses KalVista incurs may fluctuate significantly from quarter to quarter. KalVista anticipates that its expenses will increase substantially if and as KalVista:

•	continues clinical development of its product candidates;

•	seeks to identify additional product candidates;

•	acquires or in-licenses other products and technologies or enters into collaboration arrangements with regards to product discovery;

•	initiates clinical trials for its product candidates;

•	seeks marketing approvals for its product candidates that successfully complete clinical trials;

•	establishes a sales, marketing and distribution infrastructure to commercialize any products for which it may obtain marketing approval;

•	maintains, expands and protects its intellectual property portfolio;

•	hires additional personnel;

•	adds operational, financial and management information systems and personnel, including personnel to support its product development and planned future commercialization efforts; and

•	incurs increased costs as a result of operating as a public company.

To become and remain profitable, KalVista must develop and eventually commercialize a product or products with significant market potential. This will require it to be successful in a range of challenging activities, including completing clinical trials of its product candidates, obtaining marketing approval for these product candidates and manufacturing, marketing and selling those products for which KalVista may obtain marketing approval. KalVista may never succeed in these activities and, even if it does, may never generate revenues that are significant or large enough to achieve profitability. If KalVista does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis. KalVista’s failure to become and remain profitable would decrease the value of the company and could impair its ability to raise capital, maintain its discovery and preclinical development efforts, expand its business or continue its operations and may require it to raise additional capital that may dilute the ownership interest of common stockholders. A decline in the value of KalVista could also cause stockholders to lose all or part of their investment.

KalVista’s short operating history may make it difficult to evaluate the success of its business to date and to assess its future viability.

KalVista is an early stage clinical development company and its operations to date have been limited to organizing and staffing the company, business planning, raising capital, acquiring and developing the technology, identifying potential product candidates, undertaking preclinical studies and early stage clinical studies of its most advanced product candidates, KVD001, which KalVista is planning to advance into Phase 2 clinical trials, and KVD818, which recently initiated its Phase 1 clinical trial. KalVista has not yet demonstrated its ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on its behalf, or conduct sales and marketing activities necessary for successful product commercialization. It takes an average of about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about KalVista’s future success or viability based on its short operating history to date may not be as accurate as they could be if KalVista had a longer operating history.

In addition, as a new business, KalVista may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. KalVista will need to transition from a company with a research focus to a company capable of supporting commercial activities. KalVista may not be successful in such a transition.

KalVista will need substantial additional funding. If KalVista is unable to raise capital when needed, it would be compelled to delay, reduce or eliminate its product development programs or commercialization efforts.

KalVista expects its expenses to increase in parallel with its ongoing activities, particularly as it continues its discovery and preclinical development collaborations to identify new clinical candidates and initiate clinical trials of, and seek marketing approval for, its product candidates. In addition, if KalVista obtains marketing approval for any of its product candidates, KalVista expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, KalVista will need to obtain substantial additional funding in connection with its continuing operations. If KalVista is unable to raise capital when needed or on attractive terms, KalVista would be forced to delay, reduce or eliminate its discovery and preclinical development programs or any future commercialization efforts.

Raising additional capital may cause dilution to KalVista’s stockholders, restrict its operations or require it to relinquish rights to its technologies or product candidates.

Until such time, if ever, as KalVista can generate substantial product revenues, KalVista expects to finance its cash needs through a combination of equity offerings and debt financings. KalVista does not have any committed external source of funds. To the extent that KalVista raises additional capital through the sale of equity or convertible debt securities, the ownership interest of common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

KalVista cannot be certain that additional funding will be available on acceptable terms, or at all. If KalVista is unable to raise additional funds when needed, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts.

Risks Related to the Discovery and Development of KalVista’s Product Candidates

KalVista is very early in its development efforts and has only two drug candidates, KVD001 and KVD818, in clinical development. If KalVista or its collaborators are unable to successfully develop and commercialize KVD001 or KVD818, or one of KalVista’s related compounds, or if it experiences significant delays in doing so, the business will be materially harmed.

KalVista currently does not have any products that have gained regulatory approval. KalVista has invested substantially all of its efforts and financial resources in identifying potential drug candidates and funding its preclinical and clinical studies. KalVista’s ability to generate product revenues, which it does not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of KVD001, KVD818 and additional similar product candidates. As a result, the business is substantially dependent on KalVista’s ability to complete the development of and obtain regulatory approval for KVD001 and KVD818.

KalVista has not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute its business plan, KalVista will need to successfully:

•	execute KVD001 and KVD818 development activities;

•	move other product candidates into development;

•	obtain required regulatory approvals for the development and commercialization of KVD001, KVD818 or other product candidates;

•	maintain, leverage and expand its intellectual property portfolio;

•	build and maintain robust sales, distribution and marketing capabilities, either on its own or in collaboration with strategic partners;

•	gain market acceptance for KVD001, KVD818 and other product candidates;

•	develop and maintain any strategic relationships KalVista elects to enter into; and

•	manage its spending as costs and expenses increase due to drug discovery, preclinical development, clinical trials, regulatory approvals and commercialization.

If KalVista is unsuccessful in accomplishing these objectives, KalVista may not be able to successfully develop and commercialize KVD001, KVD818 or other product candidates, and its business will suffer.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. KalVista may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of its product candidates.

KalVista has only recently commenced clinical development of its lead product candidates KVD001 and KVD818 and the risk of failure for all of its product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, KalVista must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of its product candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

Further, the results of preclinical studies and early clinical trials of its product candidates may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of KalVista’s product candidates will prove effective or safe in humans or will receive regulatory approval.

KalVista may experience delays in its clinical trials and it does not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the Medicines & Healthcare products Regulatory Agency (the “MHRA”), the U.K. regulatory authority, or U.S. Food and Drug Administration (the “FDA”) will not put any of its product candidates on clinical hold in the future. KalVista may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent its ability to receive marketing approval or commercialize its product candidates. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the MHRA, FDA or a comparable foreign regulatory authority on a trial design that KalVista wants to execute;

•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical study;

•	delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	inability, delay, or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;

•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;

•	delay or failure in having subjects complete a trial or return for post-treatment follow-up;

•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

•

lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical studies and increased expenses associated with the services of its clinical research organizations (“CROs”) and other third parties;

•

clinical trials of its product candidates may produce negative or inconclusive results, and KalVista may decide, or regulators may require it, to conduct additional clinical trials or abandon product development programs;

•

the number of patients required for clinical trials of its product candidates may be larger than KalVista anticipates, enrollment in these clinical trials may be slower than it anticipates or participants may drop out of these clinical trials at a higher rate than it anticipates;

•	KalVista may experience delays or difficulties in the enrollment of patients that its product candidates are designed to target;

•	its third party contractors may fail to comply with regulatory requirements or meet their contractual obligations to it in a timely manner, or at all;

•	KalVista may have difficulty partnering with experienced CROs that can identify patients that its product candidates are designed to target and run its clinical trials effectively;

•

regulators or institutional review boards (“IRBs”) may require that KalVista or its investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of its product candidates may be greater than KalVista anticipates;

•	the supply or quality of its product candidates or other materials necessary to conduct clinical trials of its product candidates may be insufficient or inadequate; or

•	there may be changes in governmental regulations or administrative actions.

If KalVista is required to conduct additional clinical trials or other testing of its product candidates beyond those that it currently contemplates, if KalVista is unable to successfully complete clinical trials of its product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, KalVista may:

•	be delayed in obtaining marketing approval for its product candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•

obtain approval with labeling that includes significant use or distribution restrictions or safety warnings that would reduce the potential market for its products or inhibit its ability to successfully commercialize its products;

•	be subject to additional post-marketing restrictions and/or testing requirements; or

•	have the product removed from the market after obtaining marketing approval.

KalVista’s product development costs will also increase if it experiences delays in testing or marketing approvals. KalVista does not know whether any of its preclinical studies or clinical trials will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which KalVista may have the exclusive right to commercialize its product candidates or allow its competitors to bring products to market before it does and impair its ability to successfully commercialize its product candidates and may harm its business and results of operations.

If KalVista experiences delays or difficulties in the enrollment of patients in clinical trials, its receipt of necessary regulatory approvals could be delayed or prevented and expenses for development of its product candidates could increase.

KalVista may not be able to initiate or continue clinical trials for its product candidates if KalVista is unable to locate and enroll a sufficient number of eligible patients to participate in these trials to demonstrate safety and efficacy. KalVista has just initiated the first clinical trials with KVD818 and plans to initiate the second clinical trials with KVD001 in the future, and it does not know whether the planned or ongoing clinical trial will enroll subjects in a timely fashion, require redesign of essential trial elements or be completed on its projected schedule. In particular, because KalVista is focused on patients with HAE, which is a rare disease, its ability to enroll eligible patients in trials may be limited or may result in slower enrollment than KalVista anticipates. In addition, competitors have ongoing clinical trials for product candidates that treat the same indications as its product candidates, and patients who would otherwise be eligible for its clinical trials may instead enroll in clinical trials of its competitors’ product candidates. KalVista’s inability to enroll a sufficient number of patients for its clinical trials would result in significant delays and could require it to abandon one or more clinical trials altogether.

Patient enrollment is affected by other factors including:

•	the eligibility criteria for the study in question;

•	the perceived risks and benefits of the product candidate under study;

•	the efforts to facilitate timely enrollment in clinical trials;

•

the inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same disease indication;

•	the patient referral practices of physicians;

•	the proximity and availability of clinical trial sites for prospective patients;

•	ambiguous or negative interim results of its clinical trials, or results that are inconsistent with earlier results;

•

feedback from the MHRA, FDA, IRBs, data safety monitoring boards, or a comparable foreign regulatory authority, or results from earlier stage or concurrent preclinical and clinical studies, that might require modifications to the protocol;

•

decisions by the MHRA, FDA, IRBs, a comparable foreign regulatory authority or KalVista, or recommendations by data safety monitoring boards, to suspend or terminate clinical trials at any time for safety issues or for any other reason; and

•	unacceptable risk-benefit profile or unforeseen safety issues or adverse effects.

Enrollment delays in KalVista’s clinical trials may result in increased development costs for its product candidates, which would cause the value of its company to decline and limit its ability to obtain additional financing.

If serious adverse events or unacceptable side effects are identified during the development of its product candidates, KalVista may need to abandon or limit its development of some of its product candidates.

If its product candidates are associated with undesirable effects in preclinical or clinical trials or have characteristics that are unexpected, KalVista may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. There are risks inherent in the intravitreal administration of drugs like KVD001 (such as intraocular inflammation or pressure, sterile and culture positive endophthalmitis, corneal decomposition, retinal detachment, and retinal tear), which can cause injury to the eye and other complications. For example, two drug-related adverse events were reported in the Phase 1 clinical trial of KVD001 and both events were also considered related to study procedures. The first of these was a case of eye inflammation considered of mild intensity and possibly related to study drug and study procedure. The second was a case of increased intraocular pressure considered of severe intensity and related to study procedure and probably related to study drug. However, additional or more severe side effects may be identified through further clinical studies. These or other drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may harm its business, financial condition and prospects significantly.

Risks Related to Regulatory Approval of KalVista’s Product Candidates and Other Legal Compliance Matters

If KalVista is not able to obtain, or if there are delays in obtaining, required regulatory approvals, it will not be able to commercialize its product candidates, and its ability to generate revenue will be materially impaired.

KalVista’s product candidates must be approved by the FDA pursuant to a new drug application (“NDA”) in the United States and by the European Medicines Agency (the “EMA”) and similar regulatory authorities outside the United States prior to commercialization. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent KalVista from commercializing the product candidate. KalVista has not received approval to market any of its product candidates from regulatory authorities in any jurisdiction. KalVista has no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third party CROs to assist it in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. KalVista’s product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude its obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that its data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

Any marketing approval KalVista ultimately obtains may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

If KalVista experiences delays in obtaining approval or if it fails to obtain approval of its product candidates, the commercial prospects for its product candidates may be harmed and its ability to generate revenues will be materially impaired.

KalVista may seek orphan drug exclusivity for some of its product candidates, and KalVista may be unsuccessful.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a disease with a patient population of fewer than 200,000 individuals in the United States.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug for the same indication during the period of exclusivity. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective, if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if KalVista obtains orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a different drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

A fast track designation by the FDA, even if granted for any of KalVista’s product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that its product candidates will receive marketing approval.

KalVista does not currently have fast track designation for any of its product candidates but may seek such designation. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation. Even if KalVista believes a particular product candidate is eligible for this designation, it cannot assure that the FDA would decide to grant it. Even if it does receive fast track designation, KalVista may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from its clinical development program. Many drugs that have received fast track designation have failed to obtain drug approval.

A breakthrough therapy designation by the FDA, even if granted for any of KalVista’s product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that its product candidates will receive marketing approval.

KalVista does not currently have breakthrough therapy designation for any of its product candidates but may seek such designation. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if KalVista believes, after completing early clinical trials, that one of its product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of its product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

Failure to obtain marketing approval in international jurisdictions would prevent KalVista’s product candidates from being marketed abroad.

In order to market and sell its products in the European Union and many other jurisdictions, KalVista or its third party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain MHRA or FDA approval. The regulatory approval process outside the United Kingdom and United States generally includes all of the risks associated with obtaining, respectively, MHRA or FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. KalVista or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the MHRA or FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. KalVista may not be able to file for marketing approvals and may not receive necessary approvals to commercialize its products in any market.

Any product candidate for which KalVista obtains marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and KalVista may be subject to penalties if it fails to comply with regulatory requirements or if it experiences unanticipated problems with its products, when and if any of them are approved.

KalVista’s product candidates and the activities associated with their development and commercialization, including their testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the MHRA, FDA and other regulatory authorities. In the United States, these requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (“cGMP”) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authority, requirements regarding the distribution of samples to physicians and recordkeeping.

The FDA, or other regulatory authorities, may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products and if KalVista promotes its products beyond their approved indications, it may be subject to enforcement action for off-label promotion. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with KalVista’s products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on the labeling or marketing of a product;
•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that it submits;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of its products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.

Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Recently enacted and future legislation may increase the difficulty and cost for KalVista to obtain marketing approval of and commercialize its product candidates and affect the prices KalVista may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of its product candidates, restrict or regulate post-approval activities and affect its ability to profitably sell any product candidates for which KalVista obtains marketing approval.

For example, in 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, (collectively, the “PPACA”). Among the provisions of the PPACA of importance to its potential product candidates are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding.

KalVista expects that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that it receives for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent KalVista from being able to generate revenue, attain profitability, or commercialize its products.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. KalVista cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of its product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject KalVista to more stringent product labeling and post-marketing testing and other requirements.

Governments outside the United States tend to impose strict price controls, which may adversely affect KalVista’s revenues, if any.

In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, KalVista may be required to conduct a clinical trial that compares the cost-effectiveness of its product candidate to other available therapies. If reimbursement of its products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, its business could be harmed, possibly materially.

If KalVista fails to comply with environmental, health and safety laws and regulations, it could become subject to fines or penalties or incur costs that could harm its business.

KalVista is subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. KalVista’s operations involve the use of hazardous and flammable materials, including chemicals and biological materials. KalVista’s operations also produce hazardous waste products. KalVista generally contracts with third parties for the disposal of these materials and wastes. KalVista cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from its use of hazardous materials, KalVista could be held liable for any resulting damages, and any liability could exceed its resources. KalVista also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although KalVista maintain workers’ compensation insurance to cover it for costs and expenses it may incur due to injuries to its employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. KalVista does not maintain insurance for environmental liability or toxic tort claims that may be asserted against it in connection with its storage or disposal of biological, hazardous or radioactive materials.

In addition, KalVista may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair its discovery, preclinical development or production efforts. KalVista’s failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Risks Related to the Commercialization of KalVista’s Product Candidates

Even if any of its product candidates receives marketing approval, KalVista may fail to achieve the degree of market acceptance by physicians, patients, third party payors and others in the medical community necessary for commercial success.

If any of its product candidates receives marketing approval, KalVista may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical community. In addition, physicians, patients and third party payors may prefer other novel products to KalVista’s. If its product candidates do not achieve an adequate level of acceptance, KalVista may not generate significant product revenues and KalVista may not become profitable. The degree of market acceptance of KalVista’s product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety and potential advantages and disadvantages compared to alternative treatments;

•	the ability to offer its products for sale at competitive prices;

•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of its marketing and distribution support;

•	the availability of third party coverage and adequate reimbursement, including patient cost-sharing programs such as copays and deductibles;

•	the ability to develop or partner with third-party collaborators to develop companion diagnostics;

•	the prevalence and severity of any side effects; and

•	any restrictions on the use of its products together with other medications.

KalVista currently has no marketing and sales force. If KalVista is unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell its product candidates, KalVista may not be able to effectively market and sell its product candidates, if approved, or generate product revenues.

KalVista currently does not have a marketing or sales team for the marketing, sales and distribution of any of its product candidates that are able to obtain regulatory approval. In order to commercialize any product candidates, KalVista must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and KalVista may not be successful in doing so. If its product candidates receive regulatory approval, KalVista intends to establish an internal sales and marketing team with technical expertise and supporting distribution capabilities to commercialize its product candidates, which will be expensive and time consuming and will require significant attention of its executive officers to manage. Any failure or delay in the development of its internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of its products that KalVista obtains approval to market. With respect to the commercialization of all or certain of its product candidates, KalVista may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment its own sales force and distribution systems or in lieu of its own sales force and distribution systems. If KalVista is unable to enter into such arrangements when needed on acceptable terms or at all, KalVista may not be able to successfully commercialize any of its product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If KalVista is not successful in commercializing its product candidates, either on its own or through collaborations with one or more third parties, its future product revenue will suffer and KalVista may incur significant additional losses.

KalVista faces substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than KalVista does.

The development and commercialization of new drug products is highly competitive. KalVista faces competition with respect to its current product candidates, and will face competition with respect to any product candidates that KalVista may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which KalVista is developing its product candidates. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to KalVista’s approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Specifically, there are a large number of companies developing or marketing treatments for hereditary angioedema and diabetic macular edema, including many major pharmaceutical and biotechnology companies.

In HAE, KalVista expects to face competition from several FDA-approved therapeutics, including Cinryze, marketed by Shire in the United States and Europe for the prevention of angioedema attacks in adults and adolescents; Firazyr, marketed by Shire in the United States, Europe and certain other geographic territories for the treatment of acute angioedema attacks in adult patients; Kalbitor, an injectable plasma kallikrein inhibitor marketed by Shire for the resolution of acute attacks in adolescent and adult HAE patients; Berinert, marketed by CSL Behring for the treatment of acute abdominal, facial or laryngeal attacks of HAE in adults and adolescents; and Ruconest, marketed by Pharming Group in Europe and Salix Pharmaceuticals in the United States for the treatment of acute angioedema attacks in adult patients. KalVista is also aware of companies, including Shire, Biocryst Pharmaceuticals, and Global Blood Therapeutics that are engaged in the clinical development of other product candidates, including a plasma kallikrein monoclonal antibody and oral plasma kallikrein inhibitors for the treatment of HAE patients.

In DME, KalVista expects to face competition from several FDA-approved therapeutics, including anti-VEGF therapies Lucentis, marketed by Roche and Novartis, Eylea, marketed by Regeneron, and off label use of Avastin from Roche. KalVista also faces competition from various corticoid steroids including extended release formulations lluvien, marketed by Alimera, and Ozurdex, marketed by Allergan. KalVista also expects to compete with generic corticosteroids such as acetonide, fluocinolone, and dexamethasone. KalVista is also aware of a number of other companies who have product candidates in early clinical trials including Novartis, GlaxoSmithKline, Boehringer Ingelheim, Roche, Regeneron, Ohr Pharmaceutical, Aerpio Therapeutics, and Allegro Ophthalmics although KalVista is not aware that any of these therapies target plasma kallikrein.

KalVista’s commercial opportunity could be reduced or eliminated if its competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that KalVista may develop. In addition, its ability to compete may be affected in many cases by insurers or other third party payors seeking to encourage the use of generic products. Generic products are expected to become available over the coming years, potentially creating pricing pressure. If its product candidates achieve marketing approval, KalVista expects that they will be priced at a significant premium over competitive generic products.

Many of the companies against which KalVista is competing or against which KalVista may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than KalVista does. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of its competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with KalVista in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, KalVista’s programs.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit KalVista’s ability to market those products and decrease its ability to generate revenue.

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of KalVista’s product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of KalVista’s product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, KalVista may not be able to successfully commercialize its product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow KalVista to establish or maintain pricing sufficient to realize a sufficient return on its investment.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as KalVista’s, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and KalVista believes the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of its product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that KalVista is able to charge for its product candidates. Accordingly, in markets outside the United States, the reimbursement for its products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for KalVista’s product candidates. KalVista expects to experience pricing pressures in connection with the sale of any of its product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market.

In addition, many private payors contract with commercial vendors who sell software that provide guidelines that attempt to limit utilization of, and therefore reimbursement for, certain products deemed to provide limited benefit to existing alternatives. Such organizations may set guidelines that limit reimbursement or utilization of its products.

Product liability lawsuits against KalVista could cause it to incur substantial liabilities and to limit commercialization of any products that KalVista may develop.

KalVista faces an inherent risk of product liability exposure related to the testing of its product candidates in human clinical trials and will face an even greater risk if it commercially sells any products that it may develop. If KalVista cannot successfully defend against claims that its product candidates or products caused injuries, it will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that KalVista may develop;

•	injury to its reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue;

•	reduced resources of its management to pursue its business strategy; and

•	the inability to commercialize any products that KalVista may develop.

KalVista currently holds $8,000,000 in product liability insurance coverage in the aggregate, with a per incident limit of $8,000,000, which may not be adequate to cover all liabilities that KalVista may incur. KalVista may need to increase its insurance coverage as it expands its clinical trials or if it commences commercialization of its product candidates. Insurance coverage is increasingly expensive. KalVista may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to KalVista’s Dependence on Third Parties

Future discovery and preclinical development collaborations may be important to KalVista. If KalVista is unable to maintain these collaborations, or if these collaborations are not successful, its business could be adversely affected.

For some of its product candidates, KalVista may in the future determine to collaborate with pharmaceutical and biotechnology companies for development of products. KalVista faces significant competition in seeking appropriate collaborators. KalVista’s ability to reach a definitive agreement for any collaboration will depend, among other things, upon its assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If KalVista is unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, KalVista may have to curtail the development of a product candidate, reduce or delay its development program or one or more of its other development programs, delay its potential development schedule or reduce the scope of research activities, or increase its expenditures and undertake discovery or preclinical development activities at its own expense. If it fails to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development activities, KalVista may not be able to further develop its product candidates or continue to develop its product candidates and its business may be materially and adversely affected.

Future collaborations KalVista may enter into may involve the following risks:

•	collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not perform their obligations as expected;

•	changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, may divert resources or create competing priorities;

•

collaborators may delay discovery and preclinical development, provide insufficient funding for product development of targets selected by KalVista, stop or abandon discovery and preclinical development for a product candidate, repeat or conduct new discovery and preclinical development for a product candidate;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with KalVista’s products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed than KalVista’s products;

•

product candidates discovered in collaboration with KalVista may be viewed by its collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the development of its product candidates;

•

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the discovery, preclinical development or commercialization of product candidates, might lead to additional responsibilities for KalVista with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•

collaborators may not properly maintain or defend its intellectual property rights or intellectual property rights licensed to KalVista or may use its proprietary information in such a way as to invite litigation that could jeopardize or invalidate its intellectual property or proprietary information or expose KalVista to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose KalVista to litigation and potential liability; and

•

collaborations may be terminated for the convenience of the collaborator and, if terminated, KalVista could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Additionally, subject to its contractual obligations to KalVista, if a collaborator is involved in a business combination, the collaborator might deemphasize or terminate the development of any of KalVista’s product candidates. If one of KalVista’s collaborators terminates its agreement with KalVista, it may find KalVista more difficult to attract new collaborators and KalVista’s perception in the business and financial communities could be adversely affected.

If KalVista’s collaborations do not result in the successful development of products or product candidates, product candidates could be delayed and KalVista may need additional resources to develop product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this proxy statement also apply to the activities of its collaborators.

KalVista contracts with third parties for the manufacture of its product candidates for preclinical and clinical testing and expects to continue to do so for commercialization. This reliance on third parties increases the risk that KalVista will not have sufficient quantities of its product candidates or products at an acceptable cost and quality, which could delay, prevent or impair its development or commercialization efforts.

KalVista does not own or operate facilities for the manufacture of its product candidates, and it does not have any manufacturing personnel. KalVista currently has no plans to build its own clinical or commercial scale manufacturing capabilities. KalVista relies, and expects to continue to rely, on third parties for the manufacture of its product candidates for preclinical and clinical testing. KalVista will rely on third parties as well for commercial manufacture if any of its product candidates receive marketing approval. KalVista reviews the manufacturing process for each of its candidates and assesses the risk to supply and, as appropriate, establishes multiple manufacturers and/or establishes stock levels to support future activities and does not believe it is currently substantially dependent on any one third party. Despite the drug substance and product risk management, this reliance on third parties presents a risk that KalVista will not have sufficient quantities of its product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair its development or commercialization efforts.

Any performance failure on the part of its existing or future manufacturers of drug substance or drug products could delay clinical development or marketing approval. KalVista does not currently have arrangements in place for redundant supply. If current suppliers cannot supply KalVista with its Phase 2 requirements as agreed, KalVista may be required to identify alternative manufacturers, which would lead it to incur added costs and delays in identifying and qualifying any such replacement.

The formulation used in early studies is not a final formulation for commercialization. Additional, changes may be required by the FDA or other regulatory authorities on specifications and storage conditions. These may require additional studies, and may delay its clinical trials.

KalVista expects to rely on third party manufacturers or third party collaborators for the manufacture of commercial supply of any other product candidates for which its collaborators or it obtains marketing approval.

KalVista also expect to rely on other third parties to store and distribute drug supplies for its clinical trials. Any performance failure on the part of its distributors could delay clinical development or marketing approval of its product candidates or commercialization of its products, producing additional losses and depriving it of potential product revenue.

KalVista may be unable to establish any agreements with third party manufacturers or to do so on acceptable terms. Even if KalVista is able to establish agreements with third party manufacturers, reliance on third party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible misappropriation of its proprietary information, including its trade secrets and know-how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for KalVista.

Third party manufacturers may not be able to comply with cGMP, regulations or similar regulatory requirements outside the United States. KalVista’s failure, or the failure of its third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on KalVista, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of its products.

KalVista’s product candidates and any products that KalVista may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for KalVista.

KalVista’s current and anticipated future dependence upon others for the manufacture of its product candidates or products may adversely affect its future profit margins and its ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Risks Related to KalVista’s Intellectual Property

If KalVista is unable to obtain and maintain intellectual property protection for its technology and products or if the scope of the intellectual property protection obtained is not sufficiently broad, its competitors could develop and commercialize technology and products similar or identical to KalVista’s, and its ability to successfully commercialize its technology and products may be impaired.

KalVista’s success depends in large part on its ability to obtain and maintain patent protection in the European Union, the United States and other countries with respect to its proprietary technology and products. KalVista seeks to protect its proprietary position by filing patent applications in the United States and abroad related to its novel technologies and product candidates. This patent portfolio includes issued patents and pending patent applications covering compositions of matter and methods of use.

The patent prosecution process is expensive and time-consuming, and KalVista may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. KalVista may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. It is also possible that KalVista will fail to identify patentable aspects of its discovery and preclinical development output before it is too late to obtain patent protection. Moreover, in some circumstances, it may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that KalVista licenses from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of its business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect its rights to the same extent as the laws of the United States. For example, India and China do not allow patents for methods of treating the human body. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, KalVista cannot know with certainty whether it was the first to make the inventions claimed in its owned or licensed patents or pending patent applications, or that it was the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of its patent rights are highly uncertain. KalVista’s pending and future patent applications may not result in patents being issued which protect its technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the European Union, the United States and other countries may diminish the value of its patents or narrow the scope of its patent protection.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of its patent applications and the enforcement or defense of its issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of KalVista’s business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of its patent applications and the enforcement or defense of its issued patents, all of which could have a material adverse effect on its business and financial condition.

Moreover, KalVista may be subject to a third party preissuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging its patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, its patent rights, allow third parties to commercialize its technology or products and compete directly with KalVista, without payment to it, or result in its inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by its patents and patent applications is threatened, it could dissuade companies from collaborating with KalVista to license, develop or commercialize current or future product candidates.

Even if KalVista’s owned and licensed patent applications issue as patents, they may not issue in a form that will provide it with any meaningful protection, prevent competitors from competing with it or otherwise provide it with any competitive advantage. KalVista’s competitors may be able to circumvent its owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and its owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit KalVista’s ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of KalVista’s technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, KalVista’s owned and licensed patent portfolio may not provide it with sufficient rights to exclude others from commercializing products similar or identical to KalVista’s.

The risks described elsewhere pertaining to its patents and other intellectual property rights also apply to the intellectual property rights that KalVista licenses, and any failure to obtain, maintain and enforce these rights could have a material adverse effect on its business. In some cases KalVista may not have control over the prosecution, maintenance or enforcement of the patents that it licenses, and its licensors may fail to take the steps that KalVista believes are necessary or desirable in order to obtain, maintain and enforce the licensed patents. Any inability on KalVista’s part to protect adequately its intellectual property may have a material adverse effect on its business, operating results and financial position.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and patent protection for KalVista’s programs could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. KalVista has systems in place to remind it to pay these fees, and it employs an outside firm and relies on its outside counsel to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. KalVista employs reputable law firms and other professionals to help it comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, KalVista’s competitors might be able to enter the market and this circumstance would have a material adverse effect on its business.

KalVista may become involved in lawsuits to protect or enforce its patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Because competition in KalVista’s industry is intense, competitors may infringe or otherwise violate its issued patents, patents of its licensors or other intellectual property. To counter infringement or unauthorized use, KalVista may be required to file infringement claims, which can be expensive and time consuming. Any claims KalVista asserts against perceived infringers could provoke these parties to assert counterclaims against it alleging that KalVista infringes their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of KalVista’s is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that its patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of its patents at risk of being invalidated or interpreted narrowly. KalVista may also elect to enter into license agreements in order to settle patent infringement claims or to resolve disputes prior to litigation, and any such license agreements may require KalVista to pay royalties and other fees that could be significant. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of its confidential information could be compromised by disclosure.

KalVista may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights, that are important or necessary to the development of KalVista’s products. It may be necessary for KalVista to use the patented or proprietary technology of third parties to commercialize its products, in which case it would be required to obtain a license from these third parties on commercially reasonable terms, or its business could be harmed, possibly materially. Although KalVista believes that licenses to these patents are available from these third parties on commercially reasonable terms, if it was not able to obtain a license, or were not able to obtain a license on commercially reasonable terms, its business could be harmed, possibly materially.

Third parties may initiate legal proceedings alleging that KalVista is infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of its business.

KalVista’s commercial success depends upon its ability, and the ability of its collaborators, to develop, manufacture, market and sell its product candidates and use its proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. KalVista may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to its products and technology, including interference or derivation proceedings before the USPTO. Third parties may assert infringement claims against KalVista based on existing patents or patents that may be granted in the future.

If KalVista is found to infringe a third party’s intellectual property rights, KalVista could be required to obtain a license from such third party to continue developing and marketing its products and technology. However, KalVista may not be able to obtain any required license on commercially reasonable terms or at all. Even if KalVista was able to obtain a license, it could be non-exclusive, thereby giving its competitors access to the same technologies licensed to it. KalVista could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, KalVista could be found liable for monetary damages, including treble damages and attorneys’ fees if KalVista is found to have willfully infringed a patent. A finding of infringement could prevent KalVista from commercializing its product candidates or force it to cease some of its business operations, which could materially harm its business. Claims that KalVista has misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on its business.

If KalVista is unable to protect the confidentiality of its trade secrets, its business and competitive position would be harmed.

In addition to seeking patents for some of its technology and product candidates, KalVista also relies on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain its competitive position. KalVista seeks to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as its employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. KalVista seeks to protect its confidential proprietary information, in part, by entering into confidentiality and invention or patent assignment agreements with its employees and consultants, however, it cannot be certain that such agreements have been entered into with all relevant parties. Moreover, to the extent KalVista enters into such agreements, any of these parties may breach the agreements and disclose its proprietary information, including its trade secrets, and KalVista may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of its trade secrets were to be lawfully obtained or independently developed by a competitor, KalVista would have no right to prevent them, or those to whom they communicate them, from using that technology or information to compete with KalVista. If any of its trade secrets were to be disclosed to or independently developed by a competitor, KalVista’s competitive position would be harmed.

Risks Related to Employee Matters, Managing Growth and Macroeconomic Conditions

KalVista’s future success depends on its ability to retain key executives and to attract, retain and motivate qualified personnel.

KalVista is highly dependent on the research and development, clinical and business development expertise of T. Andrew Crockett, its co-founder and Chief Executive Officer, Christopher Yea, Ph.D., its Chief Development Officer, and Edward Feener, Ph.D., its co-founder and Chief Scientific Officer, as well as the other principal members of its management, scientific and clinical team. Although KalVista has entered into employment letter agreements with its executive officers, each of them may terminate their employment with it at any time. KalVista does not maintain “key person” insurance for any of its executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing, sales and marketing personnel will also be critical to KalVista’s success. The loss of the services of its executive officers or other key employees could impede the achievement of KalVista’s research, development and commercialization objectives and seriously harm KalVista’s ability to successfully implement its business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in KalVista’s industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and KalVista may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. KalVista also experiences competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, KalVista relies on consultants and advisors, including scientific and clinical advisors, to assist it in formulating its discovery and preclinical development and commercialization strategy. KalVista’s consultants and advisors may be employed by employers other than KalVista and may have commitments under consulting or advisory contracts with other entities that may limit their availability to provide services to KalVista. If KalVista is unable to continue to attract and retain high quality personnel, its ability to pursue its growth strategy will be limited.

KalVista expects to expand its development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, KalVista may encounter difficulties in managing its growth, which could disrupt its operations.

KalVista expects to experience significant growth in the number of its employees and the scope of its operations, particularly in the areas of drug development, regulatory affairs and, if any of its product candidates receives marketing approval, sales, marketing and distribution. To manage its anticipated future growth, KalVista must continue to implement and improve its managerial, operational and financial systems, expand its facilities and continue to recruit and train additional qualified personnel. Due to its limited financial resources and the limited experience of its management team in managing a company with such anticipated growth, KalVista may not be able to effectively manage the expansion of its operations or recruit and train additional qualified personnel. The expansion of its operations may lead to significant costs and may divert its management and business development resources. Any inability to manage growth could delay the execution of its business plans or disrupt its operations.

Unfavorable global economic conditions could adversely affect KalVista’s business, financial condition or results of operations.

KalVista’s results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to its business, including, its ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, where the United Kingdom’s vote to leave the European Union has created additional economic uncertainty. A weak or declining economy could also strain its suppliers, possibly resulting in supply disruption. Any of the foregoing could harm its business and KalVista cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact its business.

KalVista’s business and operations would suffer in the event of system failures.

Despite the implementation of security measures, its internal computer systems and those of its CROs, collaborators and third-parties on whom KalVista relies are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Furthermore, KalVista has little or no control over the security measures and computer systems of its third-party collaborators. While KalVista and, to its knowledge, its third party collaborators have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in its operations or its third party collaborators, it could result in a material disruption of its drug development programs. For example, the loss of research data could delay development of its product candidates and the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in its regulatory approval efforts and KalVista may incur substantial costs to attempt to recover or reproduce the data. If any disruption or security breach resulted in a loss of or damage to its data or applications, or inappropriate disclosure of confidential or proprietary information, KalVista could incur liability and/or the further development of its product candidates could be delayed.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

On March 14, 2017, the Company entered into new executive officer employment agreement (the “Employment Agreement”), with the following executive officers:

•	Thomas Andrew Crockett, the Company’s Chief Executive Officer; and

•	Benjamin L. Palleiko, the Company’s Chief Financial Officer.

The Employment Agreements provide for an annual base salary of $450,000 for Mr. Crockett and $340,000 for Mr. Palleiko, as well as eligibility to receive (i) an annual target bonus equal to up to 50% for Mr. Crockett and 35% for Mr. Palleiko’s respective base salaries; (ii) eligibility to receive future equity awards; and (iii) standard employee benefits, including, medical benefits, paid vacation disability insurance and life insurance.

Upon termination by the Company without Cause (as defined in the Employment Agreement) or by Mr. Crockett and Mr. Palleiko with Good Reason (as defined in the Employment Agreement), each of Mr. Crockett and Mr. Palleiko is entitled to receive, in addition to payment of any accrued obligations (such as earned but unpaid salary, unreimbursed expenses, unpaid bonuses and accrued and unused vacation), (i) a lump sum cash payment equal to 15-months of his respective base salary for Mr. Crockett and 9-months of his respective base salary for Mr. Palleiko; and (ii) reimbursement for continuation coverage under COBRA for 15-months for Mr. Crockett and 9-months for Mr. Palleiko.

If within two years immediately following the consummation of a Change in Control (as defined in the Employment Agreement), Mr. Crockett or Mr. Palleiko terminates his employment for Good Reason or the Company (or successor thereto) terminates his employment without Cause, then Mr. Crockett or Mr. Palleiko, as applicable, will receive, in addition to the payment of any accrued obligations, (i) a lump sum cash payment equal to 21-months of his respective base salary for Mr. Crockett and 15-months of his respective base salary for Mr. Palleiko; (ii) lump sum payment equal to their full target bonus for the fiscal year in which such termination of employment occurs; (iii) reimbursement for continuation coverage under COBRA for 21-months for Mr. Crockett (with months 19-21 consisting of a taxable lump sum cash bonus) and 15-months for Mr. Palleiko and (iv) full vesting and exercisability (to the extent applicable) of all outstanding unvested equity-based awards.

Such benefits receivable upon a termination are subject to the executive officer releasing all claims against the Company. Mr. Crockett and Mr. Palleiko also entered into an Employee Confidentially, Invention Assignment and Non-Compete Agreement that prohibits each of them from competing with the Company and soliciting the Company’s employees or other third parties that have a relationship with the Company for one year following their termination of employment for any reason.

The foregoing description of the Employment Agreement is a summary, is not complete, and is qualified in its entirety by the term and conditions of the actual Employment Agreement, which is filed as Exhibit 10.1 and 10.2 hereto.

Item 6.	EXHIBITS

Exhibits

10.1	Employment Agreement between the Registrant and T. Andrew Crockett, dated March 14, 2017

10.2	Employment Agreement between the Registrant and Benjamin L. Palleiko, dated March 14, 2017

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KalVista Pharmaceuticals, Inc.

Date: March 16, 2017	By:	/s/ T. Andrew Crockett
T. Andrew Crockett Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2017	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Financial Officer (Principal Financial and Accounting Officer)