Form 10-K
period 2017-04-30
KalVista Pharmaceuticals, Inc.
filed 2017-07-27
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-36830

KalVista Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	20-0915291
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Kendall Square Building 200, Suite 2203 Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 999-0075

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of common stock held by non-affiliates of the registrant calculated based on the closing price of $7.34 (as adjusted to reflect the 1 for 14 reverse split that occurred on November 21, 2016) of the registrant’s common stock as reported on The NASDAQ Global Market on October 31, 2016, the last business day of the registrant’s most recently completed second quarter, was $11,607,447.

The number of shares of Registrant’s Common Stock outstanding as of July 1, 2017 was 9,713,042.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended April 30, 2017, is incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, timing and results of preclinical and clinical development activities, and potential regulatory approval and commercialization of product candidates. In some cases, forward looking-statements may be identified by terminology such as “believe,” “may,” “will,” “should,” “predict,” “goal,” “strategy,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions and variations thereof. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

As used in this Annual Report on Form 10-K, the terms “KalVista,” “the Company,” “we,” “us,” and “our” refer to KalVista Pharmaceuticals, Inc. and, where appropriate, its consolidated subsidiary, unless the context indicates otherwise.

Item 1. Business.

Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of small molecule protease inhibitors. Our first product candidates are inhibitors of plasma kallikrein being developed for two indications: hereditary angioedema (“HAE”) and diabetic macular edema (“DME”). We apply our insights into the chemistry of proteases and, with our current programs, the biology of the plasma kallikrein system, to develop molecules with properties such as selectivity, potency and bioavailability that we believe will make them successful treatments for disease.

There is good evidence that inhibition of plasma kallikrein is able to treat HAE. Currently marketed therapies are all administered by injection and we anticipate considerable potential for orally delivered, small molecule treatments. In the case of DME, we are initially developing a plasma kallikrein inhibitor which is administered directly into the eye but anticipate ultimate development of orally delivered drugs. To achieve these aims we are advancing several proprietary product candidates into clinical trials. We began a first-in-human clinical trial of our first oral HAE candidate, KVD818, in the third calendar quarter of 2016 and plan to advance our lead DME candidate for intravitreal injection, KVD001, to Phase 2 trials later this year. We are currently progressing additional oral HAE candidates through preclinical studies and plan to take at least one of those into the clinic in 2017 and an additional program in 2018, in keeping with our strategy of developing a portfolio of molecules to yield a best-in-class therapy.

HAE is a rare and potentially life-threatening condition with symptoms that include episodes of debilitating and often painful swelling in the skin, gastrointestinal tract or airways. Prior clinical studies, including those for another currently marketed therapy have shown that inhibition of plasma kallikrein is a proven target in the treatment of HAE. A conveniently administered oral product could provide an opportunity to capture a significant portion of the current market and expand it to patients with less frequent HAE attacks.

We believe that HAE is a clinical indication and market that can be served by a focused commercial organization because there are a limited number of primary prescribers and active patient-focused disease organizations for this rare disease, which has a prevalence of between approximately 1 in 50,000 and 1 in 65,000 people. We intend to develop a portfolio of orally-delivered molecules, with the goal of providing a best-in-class therapeutic for this indication. For this reason, we anticipate advancing multiple molecules to early stage clinical trials, only selecting those that will be advanced further once we have sufficient data to allow comparisons of the molecules based upon a matrix of key criteria that we believe best reflect the unmet needs of patients with this disease.

DME is the leading cause of moderate vision loss in most developed countries and diabetes, the underlying cause of DME, is the leading cause of blindness among adults aged 20 to 74 years old, according to 2014 statistics published by the Center for Disease and Prevention. Our DME program is initially focused on the development of an intravitreally administered small molecule plasma kallikrein inhibitor. We believe intravitreal plasma kallikrein inhibitors may be an effective complementary therapy to vascular endothelial growth factor (“VEGF“) inhibitors and further improve visual acuity and decrease macular thickening. Preclinical pharmacokinetic studies have shown that direct injection into the eye delivers a high drug concentration at the desired site of action. The drug concentration is maintained for a prolonged period with a low systemic exposure, potentially supporting an extended dosing schedule. With our most advanced compound, KVD001, we have successfully completed a first-in-human trial in patients with DME and are planning for a multiple injection Phase 2 trial that we intend to commence later in 2017. In addition to KVD001, we also plan to develop an oral plasma kallikrein inhibitor to treat DME. An oral treatment may provide the opportunity to reduce treatment burden, treat patients earlier in disease development, and provide a convenient and readily accessible treatment option for DME.

Strategy

Key elements of our strategy include:

•

Apply our deep scientific expertise in the area of serine proteases to develop novel oral therapies for indications with high unmet need. Our core scientific team has decades of experience working on protease inhibitors and developing compounds with high potency, selectivity and bioavailability. We have assembled a team of chemists and biologists who have demonstrated the ability to design and formulate multiple drug candidate programs from a broad variety of chemical classes, as indicated by our extensive intellectual property portfolio. Our initial focus is specifically on development of plasma kallikrein inhibitors for HAE and DME; however, we believe our scientific capabilities also can be applied to other proteases to develop therapies for diseases with high unmet need and orphan indications.

•

Advance multiple HAE product candidates into clinical development. We intend to develop a best-in-class oral therapy for HAE and, to accomplish that goal, we plan to bring multiple drug candidates into clinical trials and compare their performance before determining which program, or programs, to advance to late stage development. Our first oral candidate, KVD818, is currently in Phase 1 clinical trials. We are conducting preclinical development of multiple additional drug candidates and plan to continue to advance those that meet our strict internal development criteria. We anticipate bringing one additional candidate into clinical development this year and at least one additional candidate in 2018.

•

Continue to advance our intravitreal DME program and develop an oral therapy. KVD001, our first product candidate to treat DME, has already been advanced into clinical trials and is anticipated to begin a Phase 2 trial later in 2017. We also intend to develop an oral therapy for this indication, which we believe could dramatically improve the standard of care for patients, since all current therapies are currently delivered by injection into the eye.

•

Grow our capabilities internally as well as through strategic partnerships. We intend to retain ownership and control of our pipeline programs to key milestones. For certain indications that can be addressed by a focused organization, such as HAE, we may determine to keep all program rights and develop capabilities such as sales and marketing capabilities. For programs that address larger markets or require greater infrastructure or resources, such as DME, we may seek a partner that can provide those capabilities. Decisions on whether, and when, to engage in partnerships or collaborations will be based upon our evaluations of the relative risks and rewards of those collaborations at each point in the development cycle.

Plasma Kallikrein in HAE and DME

Plasma kallikrein is a serine protease enzyme that is a key early mediator of inflammation and edema or swelling. The body modulates the inflammatory effects of plasma kallikrein through a circulating inhibitor protein called C1-esterase inhibitor (“C1-INH”). Patients with HAE have genetic mutations that lead to either a deficiency or non-functioning of C1-INH, which results in an inability to control activated plasma kallikrein in affected tissues. This excessive activation leads to inflammation, edema, and pain.

Published laboratory work has shown that the eye is also a site of increased plasma kallikrein in DME. In diabetic patients, the retina is one of a few tissues in which edema develops. Under normal circumstances the eye is protected from the diffusion of plasma proteins by an effective barrier. In diabetes this barrier becomes less effective and allows plasma kallikrein to enter the eye. While C1-INH will also be able to enter by the same route, animal models of DME have shown that the concentration of C1-INH in the vitreous fluid is insufficient to fully suppress the effects of plasma kallikrein on retinal edema. Over time, this edema leads to retinal damage that causes blindness.

Hereditary Angioedema

Disease Overview

HAE is a rare and potentially life-threatening genetic condition that occurs in between about 1 in 50,000 to 1 in 65,000 people, according to multiple population-based epidemiological investigations. Excessive plasma kallikrein activation not sufficiently controlled by C1 inhibition leads to the typical HAE attack. HAE attacks include episodes of intense swelling or edema usually in the skin, gastrointestinal tract or airways. They often lead to temporary disfiguration of various body parts including the hands, feet, face, body trunk, and genitals. In addition, patients often have bouts of excruciating abdominal pain, nausea and vomiting that is caused by swelling in the intestinal wall. Airway swelling is particularly dangerous and can lead to death by asphyxiation.

Most attacks occur spontaneously, with no apparent reason. However, anxiety, stress, minor trauma, surgery, or illnesses such as colds are often cited as prodromal events. Trauma to the oral cavity caused by dental procedures makes HAE patients particularly vulnerable to airway attacks. The frequency of HAE attacks is highly variable, with some patients having attacks several times per week and others very infrequently. Although life-threatening airway swelling is rare, at least half of HAE patients have experienced at least one such attack and airway attacks remain a major cause of mortality in HAE patients. The severity of attacks is unpredictable and not related to their underlying frequency. A patient with only one attack per year can nevertheless be at risk of suffering a laryngeal attack.

HAE is caused primarily by genetic defects or mutations in the gene that regulates C1inhibition and is an autosomal dominant disease meaning that a defect in only one copy of the gene leads to symptoms and that it occurs at similar rates in both males and females. While HAE can result through inheritance of a defective C1-INH gene from a parent, a number of cases also arise from novel mutations.

C1-INH is a natural plasma-borne peptide that functions as an inhibitor of multiple serine proteases in both the complement and kallikrein kinin systems. C1-INH is the predominant physiological inhibitor of plasma kallikrein, and thereby suppresses the generation of bradykinin, a potent hormone produced by plasma kallikrein, that activates its receptors on blood vessels to increase vascular leakage. Uncontrolled plasma kallikrein activity leads to the tissue inflammation and edema that are the hallmarks of HAE. As such, plasma kallikrein is a clinically validated target for HAE and previous studies have demonstrated that plasma kallikrein inhibition can both treat and prevent HAE attacks.

Current Treatments and Market opportunities

There are a number of marketed therapeutics for HAE which provide evidence that inhibition of plasma kallikrein activity will give therapeutic benefit in HAE. Most relevant is ecallantide (Kalbitor®) which is a small protein inhibitor of plasma kallikrein that is approved for acute attacks of HAE. While effective, ecallantide has been associated with cases of anaphylaxis and its approval by the U.S. Food and Drug Administration (“FDA”) includes a black box warning limiting its administration to healthcare professionals. Other therapies employ C1-INH replacement to control plasma kallikrein levels. Cinryze® and Berinert® are purified from human plasma, whereas Ruconest® is a recombinant product. Icatibant (Firazyr®) is a synthetic peptide-based antagonist that blocks the activity of bradykinin. All of these products are administered by injection, which is typically less convenient for patients and has the potential to reduce to compliance. We believe that a safe and effective oral agent has the potential to transform treatment for this disease. We also believe that opportunities exist for both acute and prophylaxis treatments, and intend to consider all of our programs as potential therapies in both segments of the market.  For this reason, we plan to evaluate multiple formulations and profiles of our programs as part of our clinical development strategy.

Our Portfolio of HAE Programs

KVD818 is the first of our portfolio of orally available plasma kallikrein inhibitors to progress to clinical testing. In common with other candidates it is a potent and selective inhibitor of human plasma kallikrein that displays properties which we believe support its investigation in early clinical trials to assess its suitability to progress to trials in HAE patients. We are currently studying KVD818 in a first-in-human study in the UK that has explored multiple doses and formulations.  To date, we have demonstrated that KVD818 achieves exposures in subjects and has been generally well-tolerated. We plan to continue to explore the properties of KVD818 to support decisions on further development as well as to enhance our knowledge of HAE therapy and inform our portfolio strategy.

We are developing additional program candidates in order to expand the universe of properties and increase the likelihood of delivery of a best-in-class treatment for HAE. The first of these additional product candidates is KVD900. Consistent with our strategy of progressing multiple candidates, we are preparing this molecule for clinical testing and plan to have enabled the first-in-human study before the end of the year. KVD900 is a potent inhibitor of plasma kallikrein displaying 50% inhibition with a concentration of 6nM, and shows very high selectivity against related proteases as shown in Table 1 below. Of particular note is that it is >6000 fold selective against tissue kallikrein (also called tissue kallikrein 1 or KLK1). This enzyme shares the same substrate as plasma kallikren and has been linked to effects on cardiac safety, making selectivity against it an important element of our design process.

Enzyme (Human)	Fold selectivity
Tissue Kallikrein	>6000
Factor XIa	>6000
Factor XIIa	>6000
Plasmin	>6000
Thrombin	>6000
Trypsin	>6000

Table 1: Selectivity of KVD900 against human proteases related to plasma kallikrein.

In ongoing preclinical safety studies, KVD900 is rapidly and highly absorbed. In rats, plasma concentrations up to 30,000-fold IC50 have been obtained within one hour following dosing and maintained well above IC50 for at least 24 hours. In addition, in non-animal safety studies to date, KVD900 has shown a profile consistent with progression to clinical studies. For example, the potential for a compound to affect, or be affected by, the dosing of another drug (drug-drug interaction), can be investigated by looking at its impact on the enzymes responsible for metabolizing drugs. In these assays against cytochrome P450 enzymes, KVD900 is >1000 fold less potent than it is against plasma kallikrein.

Manufacture of KVD900 has been completed at the multi-kilogram scale to support preclinical and clinical testing and multiple formulations have been developed, manufactured and dosed to primates establishing the feasibility of manufacture of clinically acceptable dose forms. These dose forms are designed to enable variable dosing regimens.

In parallel with progression of KVD900, we are not only focused on expansion of our proprietary compound portfolio but also our profiling techniques to enable a collection of molecules differentiated by both chemical structure and properties, maximizing the chance of discovering and progressing best-in-class treatments for HAE. Our scientific team has demonstrated the ability to consistently generate new candidate molecules, enabling a rigorous selection process that only advances programs that meet strict internal criteria. As part of this effort, we have developed assays that provide proprietary insights into inhibition of plasma kallikrein, supporting selection of product candidates at an earlier stage that may have a higher likelihood of demonstrating clinical success. A number of these earlier candidates are being profiled for progression to scale-up manufacture and entry into formal safety studies.

Diabetic Macular Edema

Disease Overview

DME occurs as a result of diabetes and is caused by the breakdown of the endothelial barrier function in the retina, resulting in the accumulation of fluid in the macula. This leads to edematous thickening of the macula region of the retina and loss of visual acuity, potentially leading to blindness. DME is a major complication associated with diabetes, affecting an estimated 26% of type 1 diabetic patients after 14 years of the disease, and an estimated 29% within their lifetime; 17% of type 1 diabetic patients were estimated to develop clinically significant macular edema within their lifetime. Approximately 900,000 patients in the United States have active DME and are at serious risk of vision loss, according to a study published in 2015.

The current standard of care for DME in the United States is therapy directed against VEGF, a hypoxia-induced protein that stimulates the growth of blood vessels in the retina. FDA approved anti-VEGF therapies for DME are ranibizumab (Lucentis®) and aflibercept (Eylea®). Both of these products are administered via intravitreal injection at roughly monthly intervals. In addition to these two products, a large fraction of patients is treated with bevacizumab (Avastin®), another therapy that works through the same mechanism of binding to VEGF but has not been approved for ophthalmic use. Bevacizumab is priced based on its application in oncology and off-label use by retinal specialists typically results in treatment at a fraction of the cost seen with both ranibizumab and aflibercept. Patients are also treated with laser therapy in some circumstances.

A number of other drug therapies are used to treat DME, including corticosteroid anti-inflammatories such as triamcinolone acetonide, fluocinolone, and dexamethasone. These drugs also are administered via intravitreal injection. Sustained release versions of fluocinolone (Illuvien®) and dexamethasone (Ozurdex®) have recently been approved for use in DME, substantially reducing the number of injections required to obtain and maintain clinical responses. These novel corticosteroid formulations led to 15-letter improvements in visual acuity in approximately 20-30% of patients. Corticosteroid treatment, however, is associated with a dramatic increase in cataract formation and a rise in intraocular pressure, reducing the attractiveness of these agents as potential therapies in many patients.

In a recent large, multi-center clinical trial in DME patients, anti-VEGF therapy led to approximately 20% of patients improving their visual acuity by 15 letters or more after a median of 9 or 10 intravitreal injections, leaving a significant portion of the patients with inadequate control of their disease. Further, in one study conducted for an approved VEGF inhibitor, 40% of patients displayed no visual improvement following anti-VEGF therapy after months of treatment. Unfortunately, even for those patients that do initially respond well to anti-VEGF therapy, their disease recurs within several months of treatment cessation, thus requiring extended rounds of intravitreal injections to achieve and maintain a clinical response.

Research into the biology underlying DME led by our scientific team has identified plasma kallikrein as a potential novel target for this indication. They found that plasma kallikrein levels were higher in vitreous fluid from DME patients compared to patients without diabetic retinopathy. They further found that targeted disruption of the gene for plasma prekallikrein or the administration of a small molecule plasma kallikrein inhibitor led to decreases in retinal thickening in animal retinopathy models. We believe that inhibition of plasma kallikrein provides an opportunity to address DME through a novel mechanism that is independent of the current pathways targeted by anti-VEGF and steroid therapies.

Our DME Development Activities

Our first potential DME therapy is KVD001.  KVD001 is a potent inhibitor of human plasma kallikrein with an IC50 of approximately 10nM and a high degree of selectivity against a broad range of other proteases.  We have developed KVD001 for intravitreal injection because trials using this delivery modality will provide a relatively early and direct proof of concept for its product candidate since the molecule is delivered directly to the site of edema. Since other products such as anti-VEGF therapies are also delivered intravitreally, we believe this will be accepted by both physicians and patients and will not lead to any competitive disadvantages. Another inherent advantage of intravitreal administration is that there is very limited systemic exposure, thus reducing potential systemic safety concerns.

We have completed an open-label single ascending dose Phase 1 trial of KVD001 in 14 DME patients, all of whom had previously received anti-VEGF treatment. This trial investigated three doses of KVD001: 1, 3, and 10 µg/eye. While this trial was not powered to show statistically significant improvements in visual acuity, a pooled analysis of all patients and all doses demonstrates a trend toward improvement over time, with the mean change in visual acuity following a single dose of KDV001 of approximately four letters at 84 days following treatment. No adverse events were considered related to study drug at the low (n=3 patients) or high (n=8 patients) doses. At the mid-dose (n=3 patients) two adverse events were considered related to the study drug although both events were also considered related to study procedures. Those study procedures consist of intravitreal injection, which includes inherent risks such as intraocular inflammation, sterile and culture positive endophthalmitis, corneal decomposition, retinal detachment, and retinal tear. The first of these adverse events was a case of eye inflammation considered of mild intensity and possibly related to study drug and study procedure. The second was a case of increased intraocular pressure considered of severe intensity and related to study procedure and probably related to study drug. These results represent the first investigation of clinical application of plasma kallikrein inhibitors in DME and are an encouraging sign of the potential of KVD001, and plasma kallikrein inhibitors in general, in this indication.

Following this study, we conducted further preclinical testing to enable multiple monthly injections of KVD001, as well as allow concurrent treatment with both KVD001 and anti-VEGF therapies. We believe the ability to provide patients with multiple injections and longer duration of treatment may further enhance efficacy beyond that observed in the single dose Phase 1 trial. We are currently planning a Phase 2 trial of KVD001 administered by intravitreal injection in DME patients that will consist of four injections over a period of three months, and will include a control group. We intend to select patients who have previously been treated with anti-VEGF therapies but have experienced insufficient response. The primary outcome will be an increase in visual acuity following the final injection. We anticipate this trial will last approximately 12 months and currently plan to launch the trial later in 2017.

Potential for Systemic Delivery

In parallel with the clinical development of its intravitreal product candidate KVD001, we intend to identify and advance plasma kallikrein inhibitors as oral therapies for DME. We believe that a safe and effective oral therapy has the potential to transform the treatment of DME which to-date has been dominated by drug therapies that must be injected intravitreally. Future trials in DME with oral kallikrein inhibitors may focus on the treatment of earlier stage disease, a stage at which intravitreal injections are not a desirable solution due to their inherently invasive nature and consequent risk of adverse reactions.

Competition

In HAE, we expect to face competition from several FDA-approved therapeutics, including Cinryze, marketed by Shire in the United States and Europe for the prevention of angioedema attacks in adults and adolescents; Firazyr, marketed by Shire in the United States, Europe and certain other geographic territories for the treatment of acute angioedema attacks in adult patients; Kalbitor, an injectable plasma kallikrein inhibitor marketed by Shire for the resolution of acute attacks in adolescent and adult HAE patients; Berinert and Haegarda, marketed by CSL Behring for the prophylaxis and treatment of acute abdominal, facial or laryngeal attacks of HAE in adults and adolescents; and Ruconest, marketed by Pharming Group for the treatment of acute angioedema attacks in adult patients. We are also aware of companies that are engaged in the clinical development of other product candidates, including a plasma kallikrein monoclonal antibody (SHP643, from Shire) and an oral plasma kallikrein inhibitor (BCX7353, from Biocryst Pharmaceuticals ) for the treatment of HAE patients.

In DME, we expect to face competition from several FDA-approved therapeutics, including anti-VEGF therapies Lucentis, marketed by Roche and Novartis, Eylea, marketed by Regeneron, and off label use of Avastin from Roche. We also face competition from various corticoid steroids including extended release formulations lluvien, marketed by Alimera, and Ozurdex, marketed by Allergan. We further expect to compete with generic corticosteroids such as acetonide, fluocinolone, and dexamethasone and we are aware of a number of other companies that have product candidates in early clinical trials, including Novartis, GlaxoSmithKline, Boehringer Ingelheim, Roche, Regeneron, Ohr Pharmaceutical, Aerpio Therapeutics, Verseon, Thrombogenics and Allegro Ophthalmics. Verseon and Thrombogenics are also developing plasma kallikrein inhibitors for the treatment of DME by either topical administration (Verseon) or intravitreal injection (Thrombogenics).

Intellectual Property

Our success substantially depends on our ability to obtain and maintain patents and other forms of intellectual property rights for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of April 30, 2017, we are the owner of five U.S. patents expiring between 2023 and 2034, absent any extensions, as well as four pending U.S. patent applications and five pending U.S. provisional applications. Any patents issuing from the foregoing owned or licensed U.S. applications are expected to expire in 2034, absent any adjustments or extensions. As of April 30, 2017, we owned a total of 89 pending foreign applications and 89 patents in multiple jurisdictions. Any issued patents, or those issuing from these foreign patent applications, are expected to expire between 2023 and 2037, absent any adjustments or extensions. As of April 30, 2017, we also controlled three pending international applications that, if issued, are expected to expire in 2035, absent any adjustments or extensions. The chemical structures of KVD001 and KVD818 are included in composition of matter applications.

KVD001 is covered by U.S. patents and patent applications covering composition of matter, methods of treatment, solid form and clinical formulations. The anticipated expiration dates of these patents, or patents arising from applications, range from 2032 to 2034, absent any adjustments or extensions.

Our portfolio of oral plasma kallikrein inhibitors, including KVD818 and KVD900, is covered by U.S. patent applications and pending international applications covering composition of matter and methods of treatment and any patents arising from those applications are expected to expire between 2034 to 2035, absent any adjustments or extensions. New U.S. provisional applications directed to solid forms and further compositions of matter were filed in 2016 and 2017.

In addition, we own a portfolio of patents and patent applications not related to the former Carbylan Therapeutics product candidates following the share purchase transaction with KalVista Pharmaceuticals Limited. As of April 30, 2017, this included seven granted U.S. patents expiring between 2028 and 2032, as well as three pending U.S. patent applications which would be expected to expire between 2030 and 2034. Also as of April 30, 2017, this portfolio included 22 pending foreign applications and 31 foreign granted patents.

Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

We also use other forms of protection, such as trademark, copyright and trade secret protection for our intellectual property, particularly where we do not believe patent protection is appropriate or obtainable. We require our employees, consultants, contractors and other advisors to execute nondisclosure and assignment of invention agreements upon commencement of their respective employment or engagement. In addition, we also require confidentiality or service agreements from third parties that receive confidential information or materials.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the United Kingdom and European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

FDA approval process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending new drug applications (“NDA”), warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an Investigational New Drug (“IND”), which must become effective before clinical testing may commence in the United States, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA approval requirements prior to marketing a pharmaceutical product typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Preclinical studies include evaluation of product chemistry, formulation and manufacturing process, as well as toxicity studies in animals to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices and good manufacturing practice (“cGMP”). The results of preclinical testing are submitted to the FDA as part of an IND along with the information on product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the initial IND is “opened” (i.e. effective). For the initial IND submission, a 30-day waiting period after the submission of the IND is required prior to the commencement of the clinical trial in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. For subsequent clinical trial protocols submitted to the IND, there is no mandated review time for FDA. Clinical trials involve the administration of the investigational drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice (“GCP”), an international standard designed to protect the rights, safety and well-being of trial subjects and to ensure the integrity of the clinical trial data generated; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (“IRB”), for approval prior to the start of the clinical trial. An IRB may also order the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the product is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, optimization of the dose, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit risk relationship of the drug and to provide adequate information for the labeling of the product. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the trial is a large multicenter trial demonstrating internal consistency and a statistically persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical and clinical data, including pharmacology and toxicology results, and the results of other testing and a compilation of data relating to the product’s chemistry, manufacture, and controls. The cost of preparing and submitting a NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and once approved, the NDA is also subject to annual product and establishment user fees. These fees are typically increased annually. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug products are reviewed within ten months of the date the FDA files the NDA; most applications for priority review drugs are reviewed within six months of the date the FDA files the NDA. Priority review can be applied to a drug that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction, the FDA will issue an approval letter. The FDA has committed to reviewing such additional data in two or six months depending on the type of information included. An approval letter authorizes commercial marketing of the drug with specific prescribing information for the indication being supported. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) if it is considered that additional measures are needed to ensure that the benefits of the drug outweigh the potential risks. REMS can include the use of medication guides and communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, a condition of the NDA approval may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy.

Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Foreign clinical studies to support an NDA

The FDA will accept as support for marketing approval of a product (NDA) well-designed, well-conducted, clinical studies conducted outside of the United States if the studies have been conducted in accordance with the exact same standards of GCP, as required in the United States, and the protocol was submitted to the IND. FDA may validate the data from the study through an onsite inspection, if necessary. Clinical studies conducted outside the United States are subject to the same rigorous regulatory controls as the United States (see  “— Europe / rest of world government regulation” below).

A sponsor or applicant who wishes to rely on a non-IND foreign clinical study to support an IND must submit the following supporting information to the FDA to demonstrate that the study conformed to GCP:

•	the investigator’s qualifications;
•	a description of the research facilities;
•	a detailed summary of the protocol and study results and, if requested, case records or additional background data;
•	a description of the drug substance and drug product, including the components, formulation, specifications, and, if available, the bioavailability of the drug product;
•	information showing that the study is adequate and well controlled;
•	the name and address of the independent ethics committee that reviewed the study and a statement that the independent ethics committee meets the required definition;
•	a summary of the independent ethics committee’s decision to approve or modify and approve the study, or to provide a favorable opinion;
•	a description of how informed consent was obtained;
•	a description of what incentives, if any, were provided to subjects to participate;
•	a description of how the sponsors monitored the study and ensured that the study was consistent with the protocol;
•	a description of how investigators were trained to comply with GCP and to conduct the study in accordance with the study protocol; and
•	a statement on whether written commitments by investigators to comply with GCP and the protocol were obtained.

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drug products intended to treat a rare disease or condition. This is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a product available in the United States for such disease or condition will be recovered from sales of the product.

A request for orphan drug designation must be submitted and approved prior to submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug product and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process of an NDA. The first NDA applicant to receive FDA approval for a drug product containing a particular active moiety to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market a drug product containing the same active moiety for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A product is clinically superior if it is safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a drug product containing a different active moiety for the same disease or condition, or the same drug product for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA user fee.

Disclosure of clinical trial information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Pediatric information

Under the Pediatric Research Equity Act (“PREA”) NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug product is safe and effective. A Pediatric Submission Plan (“PSP”) must be submitted to FDA for review at the latest 60 days following the End of Phase 2 meeting. The PSP will include a full pediatric clinical development plan, or a request for full or partial waiver, or a deferral, for conducting pediatric clinical trial data. The FDA reviews and approves the PSP, or will request amendments to the plan. Unless otherwise required by regulation, PREA does not apply to any drug product for an indication for which orphan designation has been granted.

Post-approval requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug product manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if we encounter problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Other U.S. healthcare laws and compliance requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services (“CMS”), other divisions of the U.S. Department of Health and Human Services (such as the Office of Inspector General), the U.S. Department of Justice (“DOJ”), and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act (“HIPAA”), and similar state laws, each as amended, as applicable.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, (“ACA”), to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti- Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below).

The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Federal false claims and false statement laws, including the federal False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal healthcare programs, including Medicare and Medicaid, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus generally non-reimbursable, uses.

HIPAA created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, the ACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Additionally, to the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws.

We may be subject to data privacy and security regulations by both the federal government and the states in which it conducts business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, (“HITECH”), and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Moreover, the Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Coverage, pricing and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which it receives regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of its products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on its investment in product development.

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and it expects will continue to increase the pressure on healthcare pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare reform

In March 2010, President Obama enacted the ACA, which has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the pharmaceutical and biotechnology industry.

Among the ACA provisions of importance to the pharmaceutical industries, in addition to those otherwise described above, are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs apportioned among these entities according to their market share in some government healthcare programs that began in 2011;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in 2014 and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
•	requirements to report certain financial arrangements with physicians and teaching hospitals; and
•	a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians.

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA. In addition, the current administration and Congress will likely continue to seek legislative and regulatory changes, including repeal and replacement of certain provisions of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act, which, if enacted, would have amended or repealed significant portions of the ACA. We believe the U.S. Senate is unlikely to adopt the American Health Care Act as passed by the U.S. House of Representatives. However, the U.S. Senate could adopt the American Health Care Act as passed by the U.S. House of Representatives or other legislation to amend or replace elements of the ACA. It is uncertain whether the American Health Care Act will become law. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2025 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our products, if approved, and, accordingly, our financial operations.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Additional regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern the use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

Europe / rest of world government regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of its products. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union (“EU”), for example, a clinical trial application must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the clinical trial application is approved in accordance with a country’s requirements, clinical trial development may proceed. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug product under EU regulatory systems, we must submit a marketing authorization application. The application used to file the NDA in the United States is similar to that required in the EU, with the exception of, among other things, country-specific document requirements. For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we or our potential collaborators fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Other regulations

We are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees

As of April 30, 2017, we had a total of 28 full-time employees, of whom 10 were located in the United States and 18 were located in the United Kingdom. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and consider our relations with employees to be good.

Corporate Information

We were incorporated in the State of Delaware on March 26, 2004 as Sentrx Surgical, Inc. We changed our name to Carbylan Biosurgery, Inc. on December 14, 2005 and to Carbylan Therapeutics, Inc. on March 7, 2014. In June 2016, we entered into a definitive share purchase agreement, with KalVista Pharmaceuticals Ltd. (“KalVista Limited”), a private company limited by shares incorporated and registered in England and Wales and the shareholders of KalVista Limited, pursuant to which the shareholders of KalVista Limited became the majority owners of the company. We changed our name to KalVista Pharmaceuticals, Inc. on November 21, 2016 in connection with the completion of the share purchase transaction. Our principal executive offices are located at One

Kendall Square, Bld 200, Ste 2203, Cambridge, MA 02139, and our telephone number is (857) 999-0075. Our website address is www.kalvista.com. The information contained on, or that can be accessed through, our website is not a part of this report. We have included our website address in this report solely as an inactive textual reference.

Financial Information

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended April 30, 2017, 2016 and 2015 and our total assets as of April 30, 2017 and 2016, is included in our Consolidated Financial Statements in Item 8 of this Annual Report.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are available on our corporate website at www.kalvista.com. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. The information posted on or accessible through these websites are not incorporated into this filing.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the consolidated financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our stock could decline, and you could lose part or all of your investment.

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses as we focused on our discovery efforts and developing our product candidates. We have recently initiated clinical development of our lead product candidates, KVD818, for the treatment of HAE, and KVD001, for the treatment of DME, and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through private placements of our preferred stock and through the share purchase transaction with Carbylan Therapeutics. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue clinical development of our product candidates;
•	seek to identify additional product candidates;
•	acquire or in-license other products and technologies or enter into collaboration arrangements with regards to product discovery;
•	initiate clinical trials for our product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur increased costs as a result of operating as a public company.

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, obtaining marketing approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our business and could impair our ability to raise capital, maintain our discovery and preclinical development efforts, expand our business or continue our operations and may require us to raise additional capital that may dilute the ownership interest of common stockholders. A decline in the value of our business could also cause stockholders to lose all or part of their investment.

Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We are an early stage clinical development company and our operations to date have been limited to organizing and staffing, business planning, raising capital, acquiring and developing the technology, identifying potential product candidates, undertaking preclinical studies and early stage clinical studies of our most advanced product candidates, KVD001, which we are planning to advance into Phase 2 clinical trials, and KVD818, for which we initiated a Phase 1 clinical trial in 2016. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. It takes an average of about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We will need substantial additional funding. If we are unable to raise capital when needed, we may need to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase in parallel with our ongoing activities, particularly as we continue our discovery and preclinical development collaborations to identify new clinical candidates and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding for our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our discovery and preclinical development programs or any future commercialization efforts.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings and debt financings. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

Risks Related to the Discovery and Development of Our Product Candidates

We are very early in our development efforts and have only two drug candidates, KVD001 and KVD818, in clinical development. If we or our collaborators are unable to successfully develop and commercialize KVD001 or KVD818, or one of our related compounds, or if we experience significant delays in doing so, the business will be materially harmed.

We currently do not have any products that have gained regulatory approval. We have invested substantially all of our efforts and financial resources in identifying potential drug candidates and funding our preclinical and clinical studies. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of KVD001, KVD818 and additional similar product candidates. As a result, the business is substantially dependent on our ability to complete the development of and obtain regulatory approval for KVD001 and KVD818.

We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:

•	execute KVD001 and KVD818 development activities;
•	move other product candidates into development;
•	obtain required regulatory approvals for the development and commercialization of KVD001, KVD818 or other product candidates;
•	maintain, leverage and expand our intellectual property portfolio;
•	build and maintain robust sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners;
•	gain market acceptance for KVD001, KVD818 and other product candidates;
•	develop and maintain any strategic relationships we elect to enter into; and
•	manage our spending as costs and expenses increase due to drug discovery, preclinical development, clinical trials, regulatory approvals and commercialization.

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop and commercialize KVD001, KVD818 or other product candidates, and our business will suffer.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We have only recently commenced clinical development of our lead product candidates KVD001 and KVD818 and the risk of failure for all of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of its product candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of its product candidates may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the Medicines & Healthcare products Regulatory Agency (the “MHRA”), the U.K. regulatory authority, or U.S. Food and Drug Administration (the “FDA”) will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the MHRA, FDA or a comparable foreign regulatory authority on a trial design that we want to execute;
•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical study;
•	delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	inability, delay, or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;
•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;
•	delay or failure in having subjects complete a trial or return for post-treatment follow-up;
•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
•

lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical studies and increased expenses associated with the services of its clinical research organizations (“CROs”) and other third parties;

•

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us to conduct additional clinical trials or abandon product development programs;

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	we may experience delays or difficulties in the enrollment of patients that our product candidates are designed to target;
•	our third party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we may have difficulty partnering with experienced CROs that can identify patients that our product candidates are designed to target and run our clinical trials effectively;
•

regulators or institutional review boards (“IRBs”) may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; or
•	there may be changes in governmental regulations or administrative actions.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;
•	not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•

obtain approval with labeling that includes significant use or distribution restrictions or safety warnings that would reduce the potential market for our products or inhibit our ability to successfully commercialize our products;

•	be subject to additional post-marketing restrictions and/or testing requirements; or
•	have the product removed from the market after obtaining marketing approval.

Our product development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether any of our preclinical studies or clinical trials will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented and expenses for development of our product candidates could increase.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to demonstrate safety and efficacy. We have initiated clinical trials of KVD001 and KVD818, and we do not know whether planned or ongoing clinical trials will enroll subjects in a timely fashion, require redesign of essential trial elements or be completed on our projected schedule. In particular, because we are focused on patients with HAE, which is a rare disease, our ability to enroll eligible patients in trials may be limited or may result in slower enrollment than we anticipate. In addition, competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether.

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

•	the patient referral practices of physicians;
•	the proximity and availability of clinical trial sites for prospective patients;
•	ambiguous or negative interim results of our clinical trials, or results that are inconsistent with earlier results;
•

feedback from the MHRA, FDA, IRBs, data safety monitoring boards, or a comparable foreign regulatory authority, or results from earlier stage or concurrent preclinical and clinical studies, that might require modifications to the protocol;

•

decisions by the MHRA, FDA, IRBs, a comparable foreign regulatory authority or us, or recommendations by data safety monitoring boards, to suspend or terminate clinical trials at any time for safety issues or for any other reason; and

•	unacceptable risk-benefit profile or unforeseen safety issues or adverse effects.

Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of the company to decline and limit our ability to obtain additional financing.

If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit the development of some of our product candidates.

If our product candidates are associated with undesirable effects in preclinical or clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. There are risks inherent in the intravitreal administration of drugs like KVD001 which can cause injury to the eye and other complications. For example, two drug-related adverse events were reported in the Phase 1 clinical trial of KVD001 and both events were also considered related to study procedures. The first of these was a case of eye inflammation considered of mild intensity and possibly related to study drug and study procedure. The second was a case of increased intraocular pressure considered of severe intensity and related to study procedure and probably related to study drug. However, additional or more severe side effects may be identified through further clinical studies. These or other drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates must be approved by the FDA pursuant to a new drug application (“NDA”) in the United States and by the European Medicines Agency (the “EMA”) and similar regulatory authorities outside the United States prior to commercialization. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third party CROs to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

We may seek orphan drug exclusivity for some of our product candidates, and we may be unsuccessful.

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

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a different drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

A fast track designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We do not currently have fast track designation for any of our product candidates but may seek such designation. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure that the FDA would decide to grant it. Even if it does receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs that have received fast track designation have failed to obtain drug approval.

A breakthrough therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

We do not currently have breakthrough therapy designation for any of our product candidates but may seek such designation. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe, after completing early clinical trials, that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the European Union and many other jurisdictions, we or our third party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain MHRA or FDA approval. The regulatory approval process outside the United Kingdom and United States generally includes all of the risks associated with obtaining, respectively, MHRA or FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We, or these third parties, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the MHRA or FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the MHRA, FDA and other regulatory authorities. In the United States, these requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (“cGMP”) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authority, requirements regarding the distribution of samples to physicians and recordkeeping.

The FDA, or other regulatory authorities, may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products and if we promote our products beyond their approved indications, we may be subject to enforcement action for off-label promotion. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;
•	restrictions on the labeling or marketing of a product;
•	restrictions on product distribution or use;
•	requirements to conduct post-marketing studies or clinical trials;
•	warning or untitled letters;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, restitution or disgorgement of profits or revenues;
•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of our products;
•	product seizure; or
•	injunctions or the imposition of civil or criminal penalties.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

For example, in 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, (collectively, the “ACA”). Among the provisions of the ACA of importance to its potential product candidates are the following:

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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA. In addition, the current administration and Congress will likely continue to seek legislative and regulatory changes, including repeal and replacement of certain provisions of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act, which, if enacted, would have amended or repealed significant portions of the ACA. It is uncertain whether the American Health Care Act will become law. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business. We anticipate that the ACA will result in additional downward pressure on coverage and the pricing of approved products, and could seriously harm our business. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition and results of operations.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from its use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed its resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with the storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our discovery, preclinical development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Risks Related to the Commercialization of Our Product Candidates

Even if any of our product candidates receives marketing approval, we may fail to achieve the degree of market acceptance by physicians, patients, third party payors and others in the medical community necessary for commercial success.

If any of our product candidates receives marketing approval, we may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical community. In addition, physicians, patients and third party payors may prefer other novel products to ours. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety and potential advantages and disadvantages compared to alternative treatments;
•	the ability to offer our products for sale at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of our marketing and distribution support;
•	the availability of third party coverage and adequate reimbursement, including patient cost-sharing programs such as copays and deductibles;

•	the ability to develop or partner with third-party collaborators to develop companion diagnostics;
•	the prevalence and severity of any side effects; and
•	any restrictions on the use of our products together with other medications.

We currently have no marketing and sales force. If we are unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to effectively market and sell our product candidates, if approved, or generate product revenues.

We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. In order to commercialize any product candidates, we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we intend to establish an internal sales and marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our products that we obtain approval to market. With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements when needed on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. In addition, our ability to compete may be affected in many cases by insurers or other third party payors seeking to encourage the use of generic products. Generic products are expected to become available over the coming years, potentially creating pricing pressure. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

Many of the companies against which we are competing against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market.

In addition, many private payors contract with commercial vendors who sell software that provide guidelines that attempt to limit utilization of, and therefore reimbursement for, certain products deemed to provide limited benefit to existing alternatives. Such organizations may set guidelines that limit reimbursement or utilization of our products.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue;
•	reduced resources of our management to pursue our business strategy; and
•	the inability to commercialize any products that we may develop.

We currently hold $8,000,000 in product liability insurance coverage in the aggregate, with a per incident limit of $8,000,000, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Dependence on Third Parties

Future discovery and development collaborations may be important to us. If we are unable to maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.

For some of our product candidates, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for development of products. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay our development program or one or more of our other development programs, delay our potential development schedule or reduce the scope of research activities, or increase our expenditures and undertake discovery or preclinical development activities at our own expense. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development activities, we may not be able to further develop our product candidates or continue to develop our product candidates and our business may be materially and adversely affected.

Future collaborations we may enter into may involve the following risks:

•	collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	collaborators may not perform their obligations as expected;
•	changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, may divert resources or create competing priorities;
•

collaborators may delay discovery and preclinical development, provide insufficient funding for product development of targets selected by us, stop or abandon discovery and preclinical development for a product candidate, repeat or conduct new discovery and preclinical development for a product candidate;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed than our products;

•

product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the development of its product candidates;

•

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the discovery, preclinical development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•

collaborators may not properly maintain or defend its intellectual property rights or intellectual property rights licensed to us or may use its proprietary information in such a way as to invite litigation that could jeopardize or invalidate its intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•

collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Additionally, subject to its contractual obligations to us, if a collaborator is involved in a business combination, the collaborator might deemphasize or terminate the development of any of our product candidates. If one of our collaborators terminates its agreement with us, they may find it more difficult to attract new collaborators and the perception of us in the business and financial communities could be adversely affected.

If our collaborations do not result in the successful development of products or product candidates, product candidates could be delayed and we may need additional resources to develop product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this proxy statement also apply to the activities of our collaborators.

We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and we expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate facilities for the manufacture of our product candidates, and we do not have any manufacturing personnel. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing. We will rely on third parties as well for commercial manufacture if any of our product candidates receive marketing approval. We review the manufacturing process for each of our candidates and assess the risk to supply and, as appropriate, establish multiple manufacturers and/or establish stock levels to support future activities and do not believe we are currently substantially dependent on any one third party. Despite the drug substance and product risk management, this reliance on third parties presents a risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

Any performance failure on the part of our existing or future manufacturers of drug substance or drug products could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply. If current suppliers cannot supply us with our Phase 2 requirements as agreed, we may be required to identify alternative manufacturers, which would lead us to incur added costs and delays in identifying and qualifying any such replacement.

The formulation used in early studies frequently is not a final formulation for commercialization. Additional changes may be required by the FDA or other regulatory authorities on specifications and storage conditions. These may require additional studies, and may delay our clinical trials.

We expect to rely on third party manufacturers or third party collaborators for the manufacture of commercial supply of any other product candidates for which our collaborators or we obtain, marketing approval.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We may be unable to establish any agreements with third party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third party manufacturers, reliance on third party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party;
•	the possible misappropriation of our proprietary information, including trade secrets and know-how; and
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third party manufacturers may not be able to comply with cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain intellectual property protection for our technology and products or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

Our success depends in large part on our ability to obtain and maintain patent protection in the European Union, the United States and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates. This patent portfolio includes issued patents and pending patent applications covering compositions of matter and methods of use.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. It is also possible that we will fail to identify patentable aspects of our discovery and preclinical development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, India and China do not allow patents for methods of treating the human body. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the European Union, the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in 2013. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third party preissuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, we could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with it or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

The risks described elsewhere pertaining to our patents and other intellectual property rights also apply to the intellectual property rights that we license, and any failure to obtain, maintain and enforce these rights could have a material adverse effect on our business. In some cases we may not have control over the prosecution, maintenance or enforcement of the patents that we license, and our licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain and enforce the licensed patents. Any inability on our part to protect adequately our intellectual property may have a material adverse effect on our business, operating results and financial position.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Because competition in our industry is intense, competitors may infringe or otherwise violate our issued patents, patents of our licensors or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringed their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. We may also elect to enter into license agreements in order to settle patent infringement claims or to resolve disputes prior to litigation, and any such license agreements may require us to pay royalties and other fees that could be significant. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure.

We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights that are important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. Although we believe that licenses to these patents are available from these third parties on commercially reasonable terms, if we were not able to obtain a license, or were not able to obtain a license on commercially reasonable terms, our business could be harmed, possibly materially.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We seek to protect our confidential proprietary information, in part, by entering into confidentiality and invention or patent assignment agreements with our employees and consultants, however, we cannot be certain that such agreements have been entered into with all relevant parties. Moreover, to the extent we enter into such agreements, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate them, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Employee Matters, Facilities, Managing Growth and Macroeconomic Conditions

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical and business development expertise of the principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing, sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our discovery and preclinical development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to provide services to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We may face operational disruptions due to lack of adequate facilities.

We are highly dependent upon our U.K. facilities to conduct our scientific research, and we may face disruptions due to our expiring lease on those facilities. We currently operate our U.K. operations in spaces upon which the lease expires in November 2017. We are negotiating for new spaces that we expect to occupy early in 2018. However, we have not executed a lease for those spaces and though we anticipate we will be able to continue to operate in our existing spaces until the move, we currently have no legal right to occupancy beyond the lease expiration date.  If we are forced to vacate our current spaces in advance of our move to a new facility, or if we are unable to obtain a new facility, it could cause a severe disruption to our scientific activities that could materially endanger our business and future prospects.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and, if any of our product candidates receive marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including, our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, where the United Kingdom’s vote to leave the European Union has created additional economic uncertainty that could last for years. The majority of our scientific operations are based in the United Kingdom and we have received significant funding through U.K. government sources and tax credits.  We cannot anticipate all of the ways in which any changes in the economic climate and financial market conditions could adversely impact our business.

Our business and operations would suffer in the event of system failures.

Our internal computer systems and those of our CROs, collaborators and third-parties on whom we rely are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Furthermore, we have little or no control over the security measures and computer systems of our third-party collaborators. While we and, to our knowledge, our third party collaborators have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or our third party collaborators, it could result in a material disruption of our drug development programs. For example, the loss of research data could delay development of our product candidates and the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and we may incur substantial costs to attempt to recover or reproduce the data. If any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and/or the further development of our product candidates could be delayed.

Risks Related to Ownership of Our Common Stock

Our stock price is volatile and our stockholders may not be able to resell shares of our common stock at or above the price they paid.

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	announcement of a strategic transaction, including the acquisition of our company or its assets;
•	our decision to initiate a clinical trial or not to initiate a clinical trial;
•	announcements of significant changes in our business or operations, including the decision not to pursue drug development programs;
•	additions or departures of key personnel;
•	adverse results or delays in clinical trials;
•	changes in reimbursement or third-party coverage of treatments for HAE or DME, or changes to treatment recommendations or guidelines applicable to the treatment of HAE or DME;
•	announcements relating to collaboration partnerships or other strategic transactions undertaken by us;
•	announcements of therapeutic innovations or new products by us or our competitors;
•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	changes or developments in laws or regulations applicable to any of our product candidates;
•	any adverse changes to our relationship with any manufacturers or suppliers;
•	the success of our testing and clinical trials;
•	the success of our efforts to acquire or license or discover additional product candidates;
•	any intellectual property infringement actions in which we may become involved;
•	announcements concerning our competitors or the pharmaceutical industry in general;
•	achievement of expected product sales and profitability;
•	manufacture, supply or distribution shortages;
•	actual or anticipated fluctuations in our operating results;
•	FDA or other regulatory actions affecting us or our industry or other healthcare reform measures in the United States or the United Kingdom;
•	changes in financial estimates or recommendations by securities analysts;
•	trading volume of our common stock;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future; and
•	general economic and market conditions and overall fluctuations in the United States equity markets.

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

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any analysts who cover us issue an adverse regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If any of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with the annual report that we will be required to file with the SEC for the year ending April 30, 2018, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404.

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

If we fail to establish or maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

Pursuant to Section 404 of the Sarbanes-Oxley Act, beginning in the year ending April 30, 2018, our management will be required annually to deliver a report that assesses the effectiveness of our internal control over financial reporting and, subject to exemptions allowed as an “emerging growth company,” our independent registered public accounting firm will be required annually to deliver an attestation report on the effectiveness of our internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting, we may not be able to produce accurate financial statements, and investors may therefore lose confidence in our operating results, our stock price could decline and we may be subject to litigation or regulatory enforcement actions.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. We experienced an ownership change in November 2016 that substantially limited our use of the NOLs available to us for U.S. federal income tax purposes. If we undergo additional ownership changes (some of which changes may be outside our control), our ability to utilize our NOLs could be further limited by Section 382 of the Code. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs. See the risk factors described above under “-Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements.”

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters are located in Cambridge, Massachusetts where we occupy approximately 2,000 square feet of office and laboratory space under a lease which is currently running on a month by month basis. We also maintain approximately 4,500 square feet of office and research laboratory space in Porton Down, United Kingdom, under a lease that expires in November 2017.

In May 2017, we entered into a lease for approximately 2,700 square feet of office space in Cambridge, Massachusetts, that we anticipate occupying in late 2017. We are currently in negotiations for new office and research laboratory space in the United Kingdom that we anticipate we will move to in early 2018. While we believe we will be able to continue to operate in our current U.K. spaces until we move to our new location, we currently have no assurance that this will be the case.

We believe that our current and planned facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is traded on the NASDAQ stock market under the symbol “KALV” as of November 21, 2016, the date after the share purchase transaction with KalVista Pharmaceuticals Ltd. Prior to November 21, 2016, our common stock was traded on the NASDAQ stock market under the symbol “CBYL” since April 9, 2015. The following table sets forth the quarterly high and low sales prices per share of our common stock. The per share prices below reflect a 14 for 1 reverse stock split effected on November 21, 2016:

	High	Low
Year ended April 30, 2017
First Fiscal Quarter	$20.02	$7.56
Second Fiscal Quarter	$9.10	$6.16
Third Fiscal Quarter	$10.65	$6.09
Fourth Fiscal Quarter	$8.74	$6.20

Year ended April 30, 2016
First Fiscal Quarter	$129.11	$70.84
Second Fiscal Quarter	$99.12	$44.80
Third Fiscal Quarter	$67.48	$28.00
Fourth Fiscal Quarter	$34.72	$7.28

As of April 30, 2017, there were 59 holders of record of our common stock. The last reported sale price of the common stock on April 30, 2017 was $7.49 per share.

Dividends

We have never declared or paid cash dividends on our capital stock. We do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings, if any, will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and capital requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of April 30, 2017, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)(2)	452,713	$4.13	1,043,554
Equity compensation plans not approved by stockholders (3)	85,055	$8.45	—
Total	537,768		1,043,554

(1)

Includes 169,148 shares subject to options issued pursuant to the Carbylan 2015 Incentive Plan, 211,565 shares subject to options issued pursuant to the Enterprise Management Incentives Plan and 72,000 shares subject to options issued pursuant to the 2017 Equity Incentive Plan. The 2017 Equity Incentive Plan contains provisions that provide for automatic increases to the authorized number of shares as of January 1st each year, of up to 4% of the outstanding shares of stock on the last day of the immediately preceding calendar year, or a lesser number of shares as approved by our board of directors. There are 100,000 shares of common stock available for issuance under the 2017 Employee Stock Purchase Plan. As of April 30, 2017, no purchase periods under the 2017 Employee Stock Purchase Plan have been authorized by the board of directors.

(2)

Shares reserved for issuance under the 2017 Equity Incentive Plan may be granted as restricted stock, restricted share units and other equity awards, as well as for grants of stock options and stock appreciation rights.

(3)	Consists of options issued pursuant to inducement grants.

Stock Price Performance Graph

The graph below matches KalVista Pharmaceuticals, Inc.'s cumulative 25-month total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from April 9, 2015, the date our common stock became publicly traded, to April 30, 2017.

	4/9/15	4/15	7/15	10/15	1/16	4/16	7/16	10/16	1/17	4/17

KalVista Pharmaceuticals, Inc.	100.00	90.65	124.28	64.75	43.71	13.17	9.73	9.43	9.03	9.62
NASDAQ Composite	100.00	101.02	105.12	103.58	94.79	98.43	106.43	106.93	115.78	125.15
NASDAQ Biotechnology	100.00	97.54	110.04	95.55	79.05	80.21	84.81	75.17	80.79	85.79

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and related notes and other financial information included in this Annual Report on Form 10-K.

We derived the financial data for the years ended April 30, 2017, 2016 and 2015 and the balance sheet data as of April 30, 2017 and 2016 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	For the Years Ended April 30,
	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Grant income	$1,504	$2,133	$1,804
Operating expenses
Research and development	12,666	14,661	8,285
General and administrative	11,177	2,653	1,608
Total operating expenses	23,843	17,314	9,893
Operating loss	(22,339)	(15,181)	(8,089)
Other income, net	3,736	3,745	863
Net loss	$(18,603)	$(11,436)	$(7,226)
Net loss per share attributable to common stockholders, basic and diluted	$(4.47)	$(26.17)	$(34.94)
Weighted average common shares outstanding, basic and diluted	4,646,764	591,298	263,358

	April 30,
	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$30,950	$21,764	$2,526
Property and equipment, net	97	74	100
Working capital	31,230	21,422	1,950
Total assets	34,345	24,745	3,890
Total liabilities	3,018	3,249	1,840
Stockholders' equity (deficit)	31,327	(37,112)	(23,554)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. For further information regarding forward-looking statements, please refer to the “Special Note Regarding Forward-Looking Statements” at the beginning of Part I of this Annual Report on Form 10-K.

Management Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of small molecule serine protease inhibitors as new treatments for diseases with significant unmet need.  Our initial focus is on developing a portfolio of oral inhibitors of plasma kallikrein for two indications: hereditary angioedema, or HAE, and diabetic macular edema or DME.  Our first oral HAE program, KVD818, is currently in Phase 1 clinical testing and additional programs are in preclinical development.  We also have developed KVD001, an intravitreally administered plasma kallikrein inhibitor for DME that has completed a Phase 1 clinical trial and is anticipated to commence Phase 2 testing later in 2017.  Our headquarters is located in Cambridge, Massachusetts, with substantial research activities located in Porton Down, United Kingdom.

We have devoted substantially all of our efforts to research and development, including clinical trials of our product candidates. We have not completed the development of any product candidates.  Pharmaceutical drug product candidates, like those being developed by us, require approvals from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies prior to commercial sales. There can be no assurance that any product candidates will receive the necessary approvals and any failure to receive approval or delay in approval may have a material adverse impact on our business and financial results.  We have never been profitable and are subject to a number of risks and uncertainties similar to those of other life science companies developing new products, including, among others, the risks related to the necessity to obtain adequate additional financing, to successfully develop product candidates, to obtain regulatory approval of product candidates, to comply with government regulations, to successfully commercialize our potential products, to the protection of proprietary technology and to the dependence on key individuals.

We have funded operations primarily through the issuance of preferred stock and grant income. As of April 30, 2017, we had an accumulated deficit of $55.9 million and $31.0 million of cash and cash equivalents. Our working capital, including cash obtained through the share purchase transaction with KalVista Limited, is anticipated to fund our operations for at least the next twelve months from the date the audited consolidated financial statements are issued. Accordingly, the audited consolidated financial statements have been prepared on a going concern basis.

Recent Developments

On November 21, 2016, KalVista Pharmaceuticals Ltd. (“KalVista Limited”) completed a share purchase transaction with Carbylan Therapeutics Inc. (“Carbylan”) whereby, immediately following the transaction, Carbylan’s equity holders owned 19% and KalVista Limited’s equity holders owned 81% of the combined company, respectively (see Note 6 to the audited consolidated financial statements). As a result, Carbylan issued approximately 7.8 million shares of common stock to the stockholders of KalVista Limited in exchange for their common shares of KalVista Limited. Approximately 1.9 million shares of common stock were retained by the Carbylan stockholders. The combined company was renamed KalVista Pharmaceuticals, Inc. following the transaction. For accounting purposes, KalVista Limited is considered to be acquiring Carbylan in the share purchase transaction, which was determined based upon the terms of the Share Purchase Agreement and other factors including: (i) KalVista Limited security holders own approximately 81% of the voting interests of the combined company immediately following the closing of the transaction; (ii) directors appointed by KalVista Limited hold a majority of board seats in the combined company; and (iii) KalVista Limited management hold all of the key positions in the management of the combined company. As the accounting acquirer, KalVista Limited’s assets and liabilities were recorded at their pre-combination carrying amounts and the historical operations that are reflected in the financial statements are those of KalVista Limited. Our consolidated financial statements reflect Carbylan’s results of operations beginning after November 21, 2016. Carbylan has no ongoing operations, so the impact of the share purchase transaction on us is not significant except for the equity issued and the cash acquired in the transaction. Following the completion of the transaction, the business being conducted by us became primarily the business conducted by KalVista Limited, which is a clinical-stage pharmaceutical company focused on the discovery and development of small molecule protease inhibitors.

Financial Overview

Grant Income

We have received grant income to support our research and development activities from two main sources; JDRF, a charitable organization based in New York and the Technology Strategy Board (“TSB”), the U.K. Government’s Biomedical Catalyst funding initiative. JDRF has provided $2.2 million in milestone-based financial support to advance the intravitreal drug program but this program has concluded and no further receipts are expected. Under the terms of a grant approved in the second calendar quarter of 2015, the TSB will provide a total amount of $7.3 million over the lifetime of the agreements between us and the TSB, to accelerate the development of the oral drug program, of which $5.9 million was received or was due to be received as of April 30, 2017.

Research and Development Expenses

Research and development expenses primarily consist of costs associated with our research activities such as  salaries and related employee costs as well the costs associated with the preclinical and clinical development of product candidates. We contract with clinical research organizations to manage our clinical trials under agreed upon budgets for each study, with oversight by our clinical program managers. All research and development costs are expensed as incurred.

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

Completion dates and costs for clinical development programs as well as our research program can vary significantly for each current and future product candidate and are difficult to predict. As a result, we cannot estimate with any degree of certainty the total project costs associated with development of our product candidates at this point in time. We anticipate making determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of early research programs, results of ongoing and future clinical trials, our ability to enter into collaborative agreements with respect to programs or potential product candidates, as well as ongoing assessments as to each current or future product candidate’s commercial potential.

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

Other Income, Net

Other income consists of bank interest, research and development tax credits from the U.K. government’s tax incentive programs set up to encourage research and development in the U. K. and realized and unrealized exchange rate gains/losses related to accounts denominated in foreign currencies.

Income Taxes

We historically have incurred net losses and have no corporation tax liabilities. We file U.S. Federal tax returns as well as certain state returns. We also file returns in the U.K. Under the U.K. government’s research and development tax incentive scheme, we have surrendered a portion of our tax losses in exchange for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported revenue and expenses during the reported periods. We evaluate these estimates and judgments, including those described below, on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also Note 2, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Item 8 of this report, which discusses the significant assumptions used in applying our accounting policies. Those accounting policies and estimates that we deem to be critical are as follows:

Preclinical and Clinical Trial Accruals

We base our accrued expenses related to clinical trials on estimates of patient enrollment and related expenses at clinical investigator sites as well as estimates for services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical trials on our behalf. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us and based on contracted amounts applied to the level of patient enrollment and activity according to the clinical trial protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.

If we do not identify costs that we have begun to incur, or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. At April 30, 2017 there were no significant accruals recognized given that our significant clinical trials have yet to commence.

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

Results of Operations

Year Ended April 30, 2017 Compared to Year Ended April 30, 2016

The following table sets forth the key components of our results of operations for the years ended April 30, 2017 and 2016:

	Years Ended
	April 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Income
Grant income	$1,504	$2,133	$(629)
Operating Expenses
Research and development expenses	12,666	14,661	(1,995)
General and administrative expenses	11,177	2,653	8,524
Other income
Interest, exchange rate gain and other income	3,736	3,745	(9)

Grant Income. Grant income was $1.5 million in the year ended April 30, 2017 compared to $2.1 million in the prior year. In the year ended April 30, 2017, $1.2 million was received from the principal TSB grant and the remaining $0.3 million balance from other grant sources. The decrease was due to the completion of some grant programs during the year as well as a slight decrease in amounts earned on the TSB grant during the year.  Under the terms of a grant approved in May 2015, the TSB will provide a total amount of $7.3 million over the lifetime of the agreements between us and the TSB, to accelerate the development of the oral drug program, of which $5.9 million was received or was due to be received as of April 30, 2017.

Research and Development Expenses. Research and development expenses were $12.7 million in the year ended April 30, 2017 compared to $14.7 million in the prior year, primarily due to a decrease in spending on the Intravitreal and Oral programs, which was somewhat offset by an increase in spending on our additional earlier stage oral programs and expenses related to early stage research activities. The reduction in expense also reflects a decline in the exchange rate of the British Pound Sterling (“GBP”), which is the currency in which most of our research and development expense is currently incurred. Approximately $2.0 million of the overall decline in research and development expense was due to the decline in exchange rates.

Research and development expenses by major programs or categories were as follows:

	Years Ended
	April 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Intravitreal	$571	$3,583	$(3,012)	-84%
Oral	2,785	4,264	(1,479)	-35%
Additional oral programs	2,552	2,262	290	13%
Early stage research activities	6,758	4,552	2,206	48%
Total	$12,666	$14,661	$(1,995)	-14%

Expenses for the intravitreal program declined in the year ended April 30, 2017 compared to the prior year due to completion of toxicology studies that were required to support further clinical development. Expenses for the oral program decreased in the year ended April 30, 2017 compared to the prior year as a result of the completion of toxicology studies in the prior year.

The additional oral programs expenses in the year ended April 30, 2017 increased to $2.6 million from $2.3 million in the prior year due to expenses incurred in connection with the progression of multiple candidates through discovery characterization, initial scale-up manufacture and entry into early toxicology assessment. Early stage research expenses for the year ended April 30, 2017 increased to $6.8 million compared to $4.6 million in the prior year due to an increase in headcount and expansion of early stage discovery activities. We anticipate that research and development spending will continue to increase as clinical trials ramp up and multiple candidates are assessed in discovery and early development.

General and Administrative Expenses.  General and administrative expenses were $11.2 million for the year ended April 30, 2017 which was an increase of $8.5 million compared to $2.7 million in the prior year. The increase in general and administrative expenses for the year ended April 30, 2017 was substantially due to $5.6 million of professional fees and regulatory costs the majority of which were associated with the share purchase transaction completed in November 2016 as well as $0.8 million of severance costs and $2.1 million of payroll related, facilities and other administrative expenses as we expanded the management team and other key positions, and incurred costs associated with operations as a public company. We anticipate that ongoing general and administrative expenses should be lower than the current period, though they will increase over time compared to the prior year as we increase our headcount and operating activities and incur expenses associated with being a public company.

Other Income. Other income was $3.7 million for the year ended April 30, 2017 compared to $3.7 million for the prior year. A $0.3 million decrease in foreign currency exchange rate gains from accounts denominated in foreign currency was offset by a $0.3 million increase in income from research and development tax credits.

Year Ended April 30, 2016 Compared to Year Ended April 30, 2015

The following table sets forth the key components of our results of operations for the years ended April 30, 2016 and 2015:

	Years Ended
	April 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Income
Grant income	$2,133	$1,804	$329
Operating Expenses
Research and development expenses	14,661	8,285	6,376
General and administrative expenses	2,653	1,608	1,045
Other income
Interest, exchange rate gain and other income	3,745	863	2,882

Grant Income. Grant income was $2.1 million in the year ended April 30, 2016 compared to $1.8 million in the prior year. In the year ended April 30, 2016, $1.6 million was received from the principal TSB grant and the balance from other grant sources.

Research and Development Expenses. Research and development expenses were $14.7 million in the year ended April 30, 2016 compared to $8.3 million in the prior year, primarily due to an overall increase in spending on all of our programs.

Research and development expenses by major programs or categories were as follows:

	Years Ended
	April 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Intravitreal	$3,583	$2,201	$1,382	63%
Oral	4,264	$2,967	1,297	44%
Additional oral programs	2,262	—	2,262	—
Early stage research activities	4,552	3,117	1,435	46%
Total	$14,661	$8,285	$6,376	77%

Expenses for the intravitreal program increased in the year ended April 30, 2016 compared to the prior year due to toxicology studies that were required to support further clinical development. Additional expenses were incurred for manufacturing of clinical supplies for the next clinical study.

Expenses for the oral program increased in the year ended April 30, 2016 compared to the prior year as a result of increased expenditure on manufacturing of drug substance and drug product and toxicology studies to support the clinical program.

The additional oral programs incurred expenses in the year ended April 30, 2016 of $2.3 million compared to no expense in the prior year due to new candidates moving through discovery characterization, initial scale-up manufacture and entry into early toxicology assessment. Early stage research expenses for the year ended April 30, 2016 increased to $4.6 million compared to $3.1 million in the prior year due to an increase in early stage discovery activities. We anticipate that research and development spending will continue at or near the current rate as multiple candidates are assessed in discovery and early development.

General and Administrative Expenses. General and administrative expenses were $2.7 million for the year ended April 30, 2016 which was an increase of $1.1 million compared to $1.6 million in the prior year. The increase in general and administrative expenses for the year ended April 30, 2016 was substantially due to $0.5 million of employee related expenses due to the expansion of management and other key positions and $0.6 million of legal and patent expenses.

Other Income. Other income was $3.7 million for the year ended April 30, 2016 compared to $0.9 million for the prior year. The increase in the year ended April 30, 2016 was primarily due to an increase in foreign currency exchange rate gains from cash held in USD accounts in our U.K. entity.

Liquidity and Capital Resources

We have incurred losses since inception and cash outflows from operating activities for the years ended April 30, 2017 and 2016. We have received equity funding totaling $58.6 million, grant income of $8.5 million and have an accumulated deficit of $55.9 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the research and development efforts on our product candidates, hire additional staff, including clinical, scientific, operational, financial and management personnel, and incur additional costs associated with being a public company.

We plan to continue to fund our operations with cash and cash equivalents at April 30, 2017 along with future issuances of debt and/or equity securities and potential collaborations or strategic partnerships with other entities. Capital raises from issuances of convertible debt and equity securities could result in additional dilution to stockholders. Incurrence of debt could result in debt service obligations and operating and financing covenants that may restrict operations. We can provide no assurance that financing will be available in the amounts anticipated to be required or on acceptable terms, if at all. If we are not able to secure adequate additional working capital when it becomes needed, we may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned research programs. Any of these actions could materially harm our business and prospects.

Cash Flows

The following table shows a summary of the net cash flow activity for the years ended April 30, 2017 and 2016:

	Years Ended
	April 30,
	2017	2016
	(in thousands)
Cash flows used in operating activities	$(23,722)	$(13,156)
Cash flows provided by (used in) investing activities	34,065	(11)
Cash flows provided by financing activities	2	33,003
Effect of exchange rate changes on cash	(1,159)	(598)
Net increase in cash and cash equivalents	$9,186	$19,239

Net cash used in operating activities

Net cash used in operating activities of $23.7 million for the year ended April 30, 2017 consisted primarily of a net loss of $18.6 million, adverse working capital movements of $4.2 million and the impact of foreign currency re-measurement gains of $1.4 million. Included in the net cash used for operating activities was $5.6 million of expenses related to the share purchase transaction. Compared to the prior year, the increase in cash flows used in operating activities was due to expenses related to the share purchase transaction as well as employee related costs as we added key positions to our management team. Cash used in operating activities of $13.2 million for the year ended April 30, 2016 consisted of a net loss of $11.4 million, an increase in the research and development tax credit receivable of $1.1 million, a foreign currency re-measurement gain of $1.7 million offset by favorable net working capital movements in receivables and payables and other accrued and prepaid expenses of $0.9 million.

Net cash provided by investing activities

Net cash provided by investing activities for the year ended April 30, 2017 consisted of the net cash acquired in the Carbylan transaction of $34.1 million.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended April 30, 2017 consisted of proceeds from the exercise of stock options. Net cash provided by financing activities for the year ended April 30, 2016 consisted of net proceeds from the issuance of $33.0 million of Series B preferred stock.

Operating Capital Requirements

To date, we have not generated any revenues from the sale of products and we do not have any products that have been approved for commercialization. We do not expect to generate significant product revenue unless and until we obtain regulatory approval for, and commercialize, one of our current or future product candidates. We anticipate that we will continue to incur losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, product candidates, and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. As a result of the completion of the share purchase transaction in November 2016, we expect to incur additional costs associated with operating as a public company. We currently anticipate that, based upon our operating plans, existing capital resources and the additional funding secured through the transaction, we have sufficient funding to operate for at least the next twelve months.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments in Note 10 to the consolidated financial statements. There are no long term debt payments or long term operating lease obligations as of April 30, 2017.

In May 2017, we entered into a lease for approximately 2,700 square feet of office space in Cambridge, MA, that we anticipate occupying in late 2017. The lease has a term of 5 years and annual rent expense will range from approximately $220,000 to $232,000.

In June 2017, we entered into a lease agreement for laboratory equipment to be used in the U.K. research facility. We made a down payment of approximately $200,000 and the remaining payments of approximately $18,000 per month will be made over a two year term.

The table below summarizes the abovementioned non-cancelable lease commitments:

	Payments Due by Period
	(In thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$1,758	$506	$697	$459	$96

As a result of the terms of grant income received in prior years, upon successful regulatory approval and following the first commercial sale of certain products, we will be required to pay royalty fees of up to £1 million within 90 days of the first commercial sale of the product subject to certain caps and follow on payments depending upon commercial success and type of product. Given the stage of development of the current pipeline of products it is not possible to predict with certainty the amount or timing of any such liability.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 2, Summary of Significant Accounting Policies within our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Foreign Exchange Rate Risk

We maintain cash balances primarily in both USD and GBP to fund ongoing operations and manage foreign exchange risk. Cash and cash equivalents as of April 30, 2017 was $31.0 million and consisted of readily available checking and bank deposit accounts held primarily in both USD and GBP. As of April 30, 2017, 95% of cash and cash equivalents were held in USD and 5% in GBP. We currently incur significant expense primarily in GBP and convert USD as needed to fund those expenses. We do not currently engage in exchange rate hedging or other similar activities to address our exchange rate risk. A 10% change in the exchange rate would result in a net gain or loss of approximately $0.2 million.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on the results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data.

The financial statements and related financial statement schedules required to be filed are listed in Item 15 and incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2017 our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to our determination that the company is currently similarly situated to a newly public company due to the relatively recent closing of the reverse merger transaction with Carbylan. In making this determination, we have considered the timing and effects of such reverse merger transaction, which closed in November 2016 and after which, substantially all of the business of the company was that of KalVista Limited. We further considered the integration between the two businesses, which involved substantial changes to the board and management. We will file our first assessment regarding internal control in the Annual Report on Form 10-K for the year ending April 30, 2018.

Changes in Internal Controls over Financial Reporting

During the quarter ended April 30, 2017, management continued to implement additional controls to enhance the operating effectiveness of internal control over financial reporting. In addition to the controls discussed below, the Company hired additional accounting personnel to supplement existing staff.  The new accounting personnel provided additional oversight and monitoring of the financial close and reporting process.

As previously reported, two material weaknesses were identified as of April 30, 2016.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A description of the material weaknesses and the remediation efforts that were implemented and determined to be effective as of April 30, 2017 were as follows:

•

A deficiency was identified related to ineffective design of controls over the measurement of fair value of equity-based awards, specifically the measurement of the fair value of the common stock underlying such awards. At April 30, 2016, there was no active market for our common stock. Upon completion of the Carbylan transaction on November 21, 2016, our common stock is publicly traded and the valuation of the stock underlying new awards is readily determinable from the quoted price of our common stock. In addition, we implemented a software tool to improve tracking of equity awards. The new software, which was fully implemented during the quarter ended April 30, 2017, allows for more effective controls over processing and oversight of the measurement and recording of stock-based compensation.

•

Deficiencies were identified related to ineffective design and operation of controls to ensure that operating expenses were recorded in the correct period. During the quarter ended January 31, 2017, management implemented additional controls related to approval of expenditures and ensuring that the goods and services that were received at or near the end of the period were properly identified and recorded. During the quarter ended April 30, 2017, there was sufficient evidence to demonstrate that the newly implemented controls were effective at April 30, 2017.

The implementation of these controls, as well as the additional personnel, have materially affected our internal control over financial reporting during the quarter ended April 30, 2017 and have been designed and implemented to effectively remediate the material weaknesses previously identified.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of April 30, 2017, and is incorporated by reference into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this Item is set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of April 30, 2017, and is incorporated by reference into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of April 30, 2017, and is incorporated by reference into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of April 30, 2017, and is incorporated by reference into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of April 30, 2017, and is incorporated by reference into this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:
(1)	Consolidated Financial Statements. See Index to Financial Statements under Item 8 of this Annual Report on Form 10-K.
(2)	Financial Statement Schedules. All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.
(3)

Exhibits. We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately following the financial statements in this Annual Report on Form 10-K.

(b)	Exhibits. See Item 15(a)(3) above.
(c)	Financial Statement Schedules. See Item 15(a)(2) above.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KalVista Pharmaceuticals, Inc.

Date: July 27, 2017	By:	/s/ Thomas Andrew Crockett
Thomas Andrew Crockett
Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Thomas Andrew Crockett and Benjamin L. Palleiko, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas Andrew Crockett	Chief Executive Officer and Director	July 27, 2017
Thomas Andrew Crockett	(Principal Executive Officer)

/s/ Benjamin L Palleiko	Chief Financial Officer	July 27, 2017
Benjamin L. Palleiko	(Principal Financial and Accounting Officer)

/s/ Richard Aldrich	Director and Chairman	July 27, 2017
Richard Aldrich

/s/ Albert Cha	Director	July 27, 2017
Albert Cha, M.D., Ph.D.

/s/ Arnold Oronsky	Director	July 27, 2017
Arnold L. Oronsky, Ph.D.

/s/ Joshua Resnick	Director	July 27, 2017
Joshua Resnick, M.D.

/s/ Rajeev Shah	Director	July 27, 2017
Rajeev Shah

/s/ Edward W Unkart	Director	July 27, 2017
Edward W. Unkart

KALVISTA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

KalVista Pharmaceuticals, Inc.

Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheet of KalVista Pharmaceuticals, Inc. (the “Company”) as of April 30, 2017, and the related consolidated statements of operations and comprehensive loss, changes in convertible preferred shares and stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KalVista Pharmaceuticals, Inc. and its subsidiary as of April 30, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

July 27, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of KalVista Pharmaceuticals Limited

KalVista Pharmaceuticals Limited

United Kingdom

We have audited the accompanying balance sheet of KalVista Pharmaceuticals Limited (the “Company”) at April 30, 2016 and the related statements of operations and comprehensive loss, changes in convertible preferred shares and shareholders’ deficit, and cash flows for each of the years ended April 30, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2016, and the results of its operations and its cash flows for each of the years ended April 30, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the accompanying financial statements have been restated to correct a misstatement.

/s/ Deloitte LLP

Reading, United Kingdom

August 22, 2016

(July 27, 2017 as to the effects of the adjustment of net loss per share arising from the

Carbylan transaction discussed in Note 2 and the misstatement of other comprehensive loss discussed in Note 2)

KALVISTA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

April 30, 2017 and 2016

(in thousands except share and per share amounts)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$30,950	$21,764
Research and development tax credit receivable	2,250	1,883
Grants receivable	297	356
Prepaid expenses and other current assets	751	668
Total current assets	34,248	24,671
Property and equipment, net	97	74
Total assets	$34,345	$24,745
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,153	$1,008
Accrued expenses	1,865	2,114
Due to related parties	—	127
Total current liabilities	3,018	3,249
Commitments and contingencies (Note 10)
Series B Convertible Preferred Stock, $0.0016 par value
Shares issued and outstanding: None at April 30, 2017 and 8,422,898 at April 30, 2016	—	33,002
Series A Convertible Preferred Stock, $0.0016 par value
Shares issued and outstanding: None at April 30, 2017 and 15,900,000 at April 30, 2016	—	25,606
Total preferred stock	—	58,608
Stockholders’ equity (deficit):
Ordinary Shares, $0.0016 par value
Shares issued and outstanding: None at April 30, 2017 and 2,167,367 at April 30, 2016	—	3
Common stock, $0.001 par value
Shares authorized: 100,000,000 at April 30, 2017
Shares issued and outstanding: 9,713,042 at April 30, 2017 and none at April 30, 2016	10	—
Additional paid-in capital	89,815	212
Accumulated deficit	(55,855)	(37,252)
Accumulated other comprehensive loss	(2,643)	(75)
Total stockholders’ equity (deficit)	31,327	(37,112)
Total liabilities and stockholders’ equity (deficit)	$34,345	$24,745

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

Years Ended April 30, 2017, 2016 and 2015

(in thousands, except share and per share amounts)

	2017	2016	2015
Grant income	$1,504	$2,133	$1,804
Operating expenses:
Research and development expenses	12,666	14,661	8,285
General and administrative expenses	11,177	2,653	1,608
Total operating expenses	23,843	17,314	9,893
Operating loss	(22,339)	(15,181)	(8,089)
Other income:
Interest income	36	50	19
Foreign currency exchange rate gain	1,371	1,661	—
Other income	2,329	2,034	844
Total other income	3,736	3,745	863
Net loss	(18,603)	(11,436)	(7,226)

Other comprehensive income (loss):
Foreign currency translation adjustments	(2,568)	(2,240)	(156)
Comprehensive loss	$(21,171)	$(13,676)	$(7,382)
Net loss per share attributable to common stockholders, basic and diluted	$(4.47)	$(26.17)	$(34.94)
Weighted average common shares outstanding, basic and diluted	4,646,764	591,298	263,358

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Convertible Preferred Shares and Stockholders’ Equity (Deficit)

Years Ended April 30, 2017, 2016 and 2015

(in thousands, except share and per share amounts)

	Series B Preferred Stock		Series A Preferred Stock		Total Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Shares	Amount
Balance, May 1, 2014	—	—	10,500,000	$16,913	10,500,000	$16,913
Issuance of Series A convertible preferred stock net of issuance costs of approximately $6			5,400,000	8,693	5,400,000	8,693
Issuance of ordinary shares	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Balance, April 30, 2015	—	—	15,900,000	25,606	15,900,000	25,606
Issuance of Series B convertible preferred stock net of issuance costs of approximately $186	8,422,898	33,002	—	—	8,422,898	33,002
Issuance of ordinary shares	—	—	—	—		—
Stock-based compensation expense	—	—	—	—		—
Net loss	—	—	—	—		—
Foreign currency translation	—	—	—	—		—
Balance, April 30, 2016	8,422,898	33,002	15,900,000	25,606	24,322,898	58,608
Issuance of ordinary shares			—	—		—
Carbylan transaction	(8,422,898)	(33,002)	(15,900,000)	(25,606)	(24,322,898)	(58,608)
Stock-based compensation expense	—	—	—	—		—
Net loss	—	—	—	—		—
Foreign currency translation	—	—	—	—		—
Balance, April 30, 2017	—	$—	—	$—		$—

							Accumulated
					Additional		Other	Total
	Ordinary Shares		Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance, May 1, 2014	526,050	$1	—	$—	$58	$(18,590)	$2,321	$(16,210)
Issuance of Series A convertible preferred stock net of issuance costs of approximately $6	—	—	—	—	—	—	—	—
Issuance of ordinary shares	776,317	1	—	—	—	—	—	1
Stock-based compensation expense	—	—			36	—	—	36
Net loss	—	—			—	(7,226)	—	(7,226)
Foreign currency translation	—	—			—	—	(156)	(156)
Balance, April 30, 2015	1,302,367	2	—	—	94	(25,816)	2,165	(23,555)
Issuance of Series B convertible preferred stock net of issuance costs of approximately $186	—	—			—	—	—	—
Issuance of ordinary shares	865,000	1			—	—	—	1
Stock-based compensation expense	—	—			118	—	—	118
Net loss	—	—			—	(11,436)	—	(11,436)
Foreign currency translation	—	—			—	—	(2,240)	(2,240)
Balance, April 30, 2016	2,167,367	3	—	—	212	(37,252)	(75)	(37,112)
Issuance of ordinary shares	396,719	2	—	—	—	—	—	2
Carbylan transaction	(2,564,086)	(5)	9,713,042	10	89,209	—	—	89,214
Stock-based compensation expense	—	—	—	—	394	—	—	394
Net loss	—	—	—	—	—	(18,603)	—	(18,603)
Foreign currency translation	—	—	—	—	—	—	(2,568)	(2,568)
Balance, April 30, 2017	—	$—	9,713,042	$10	$89,815	$(55,855)	$(2,643)	$31,327

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

Years Ended April 30, 2017, 2016 and 2015

(in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net loss	$(18,603)	$(11,436)	$(7,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	40	33	38
Share-based compensation expense	394	118	36
Foreign currency exchange rate gain	(1,371)	(1,661)	—
Changes in operating assets and liabilities, net of changes from business acquired:
Research and development tax credit receivable	(600)	(1,148)	(94)
Grants receivable	29	(137)	65
Prepaid expenses and other current assets	(81)	(475)	210
Accounts payable	(1,599)	374	167
Accrued expenses	(1,931)	1,176	436
Net cash used in operating activities	(23,722)	(13,156)	(6,368)
Cash flows from investing activities:
Cash acquired in Carbylan transaction	34,139	—	—
Purchases of property and equipment	(74)	(11)	(125)
Net cash provided by (used in) investing activities	34,065	(11)	(125)
Cash flows from financing activities:
Proceeds from issuance of common stock	2	1	1
Proceeds from issuance of Series A Preferred Stock, net of issuance costs	—	—	8,661
Proceeds from issuance of Series B Preferred Stock, net of issuance costs	—	33,002	—
Net cash provided by financing activities	2	33,003	8,662
Effect of exchange rate changes on cash	(1,159)	(598)	(124)
Net increase in cash and cash equivalents	9,186	19,238	2,045
Cash and cash equivalents, beginning year	21,764	2,526	481
Cash and cash equivalents, end of year	$30,950	$21,764	$2,526
Supplemental disclosures of cash flow information:
Conversion of preferred stock and ordinary shares to common stock	$58,613	$—	$—
Cash paid for taxes	$—	$—	$—

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

Note 1. Description of Business, Basis of Presentation and Going Concern

KalVista Pharmaceuticals, Inc. (the “Company” or “KalVista”) is a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of small molecule serine protease inhibitors as new treatments for diseases with significant unmet need. The Company’s initial focus is on developing a portfolio of oral inhibitors of plasma kallikrein for two indications: hereditary angioedema, or HAE, and diabetic macular edema or DME. The first oral program, KVD818, is currently in Phase 1 clinical testing and additional programs are in preclinical development. KalVista also has developed an intravitreally administered plasma kallikrein inhibitor for DME that has completed a Phase 1 clinical trial and is anticipated to commence Phase 2 testing later in 2017. The Company’s headquarters is located in Cambridge, Massachusetts, and the Company operates a research facility in the United Kingdom.

On November 21, 2016 KalVista Pharmaceuticals Limited (“KalVista Limited”) completed a share purchase transaction with Carbylan Therapeutics Inc. (“Carbylan”) in an all-stock transaction whereby immediately following the transaction Carbylan’s equity holders owned 19% and KalVista Limited’s equity holders owned 81% of the combined company, respectively (see Note 6). As a result, Carbylan issued approximately 7.8 million shares of common stock to the stockholders of KalVista Limited in exchange for their common shares of KalVista Limited. Approximately 1.9 million shares were retained by the Carbylan stockholders. The combined company was renamed KalVista Pharmaceuticals, Inc. following the transaction. Following the completion of the transaction, the business being conducted by the Company became primarily the business conducted by KalVista Limited. As discussed in Note 6, KalVista Limited was identified as the acquirer for accounting purposes. The Company’s financial statement presentation reflects the business of KalVista Limited for periods prior to November 21, 2016 and the combined results of operations of KalVista Limited and Carbylan for the periods thereafter.  The results of operations of the Carbylan business in the periods subsequent to acquisition date are not material.

The Company has devoted substantially all of its efforts to research and development, including clinical trials of its product candidates. The Company has not completed the development of any product candidates. Pharmaceutical drug product candidates, like those being developed by the Company, require approvals from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies prior to commercial sales. There can be no assurance that any product candidates will receive the necessary approvals and any failure to receive approval or delay in approval may have a material adverse impact on the business and financial statements of the Company. The Company has never been profitable and has not yet commenced commercial operations.  KalVista is subject to a number of risks and uncertainties similar to those of other life science companies developing new products, including, among others, the risks related to the necessity to obtain adequate additional financing, to successfully develop product candidates, to obtain regulatory approval of product candidates, to comply with government regulations, to successfully commercialize its potential products, to the protection of proprietary technology and to the dependence on key individuals.

The Company has funded its operations primarily through the issuance of preferred stock and grant income. As of April 30, 2017, the Company had an accumulated deficit of $55.9 million and cash and cash equivalents totaling $31.0 million. Management believes that the cash and cash equivalents at April 30, 2017 will be able to fund operations for at least 12 months beyond the date of issuance of the consolidated financial statements.

The Company will need to expend substantial resources for research and development, including costs associated with the clinical testing of its product candidates and will need to obtain additional financing to fund its operations and to conduct trials for its product candidates. The Company will seek to finance future cash needs through equity offerings, future grants, corporate partnerships and product sales.

The Company has never been profitable and has incurred significant operating losses in each year since inception. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be obtained by the Company, or if obtained, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations. If adequate additional working capital is not secured when it becomes needed, the Company may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned research programs. Any of these actions could materially harm the business and prospects.

Note 2. Summary of Significant Accounting Policies

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Foreign currency: The functional currency of the Company’s foreign subsidiary is the Great Britain Pound Sterling. Assets and liabilities of the foreign subsidiary are translated using the exchange rate existing on each respective balance sheet date. Revenues and expenses are translated using average exchange rates prevailing throughout the year. The translation adjustments resulting from this process are included as the only component of the accumulated other comprehensive loss. In addition, the Company’s foreign subsidiary engages in transactions denominated and settled in currencies other than the functional currency, and transaction gains or losses are recorded in the consolidated statement of operations.

Segment Reporting: The Chief Operating Decision Maker, the CEO, manages the Company’s operations as a single operating segment for the purposes of assessing performance and making operating decisions.

Cash and cash equivalents: Cash and cash equivalents consist of bank deposits and money market accounts. Cash equivalents are carried at cost which approximates fair value due to their short-term nature. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

The Company maintains its cash and cash equivalent balances with financial institutions that management believes are of high credit quality. The Company’s cash and cash equivalent accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk of cash and cash equivalents.

Research and development tax credit receivable:  The research and development tax credit receivable consists of research and development expenses that have been claimed as research and development tax credits in accordance with the relevant U.K. tax legislation. These tax credits are payable to the Company in cash and are carried on the consolidated balance sheet at the amount claimed and expected to be received from the U.K. government.

Property and equipment: Property and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Upon retirement or sale, the costs of the assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the statement of operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Classification	Estimated Useful Life
Machinery and equipment	1-5 Years
Computer equipment	3-4 Years
Motor vehicles	4 Years
Leasehold improvements	5 Years or term of lease, if shorter

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets, or asset groups, may not be recoverable. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, the future undiscounted cash flows expected to be generated by the asset, or asset groups, from its use or eventual disposition is estimated. If the sum of the expected future undiscounted cash flows is less than the carrying amount of those assets, or asset groups, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets, or asset groups.

Revenue recognition: The Company has primarily generated grant income for the development and commercialization of product candidates through sponsored research arrangements with non-profit organizations and from federal research and development grant programs. The Company recognizes revenue when amounts are realized or realizable and earned. Revenue is considered realizable and earned when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collection of the amounts due are reasonably assured.  See Note 8.

Research and development: Research and development costs are expensed as incurred and include, but are not limited to:

•	Employee-related expenses including salaries, benefits, travel, and share-based compensation expense for research and development personnel;
•	Costs associated with preclinical and development activities;
•	Costs associated with regulatory operations.

Income taxes: The Company uses the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company evaluates the realizability of its deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company has provided a full valuation allowance on its deferred tax assets.

Relative to accounting for uncertainties in tax positions, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, the Company does not recognize a tax benefit in the financial statements.

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. As the Company has no uncertain tax positions, there were no interest or penalties charges recognized in the statement of operations for both years.

Stock based compensation:  The Company accounts for stock based compensation arrangements at fair value.  The fair value is recognized over the period during which the recipient is required to provide services (usually the vesting period), on a straight-line basis.

Net Loss per Share Attributable to Common Shareholders: Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Net loss attributable to common stockholders is determined by allocating undistributed earnings between holders of common and convertible preferred shares, based on the contractual dividend rights contained in the preferred share agreement. Where there is an undistributed loss, no amount is allocated to the convertible preferred shares. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common stock and the number of dilutive potential common stock equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options or the conversion of preferred stock.

Potential dilutive common share equivalents consist of:

	April 30,
	2017	2016	2015
Preferred stock	—	24,322,898	24,322,898
Stock options	148,469	76,643	62,424

In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be anti-dilutive. As a result, there is no difference between the Company’s basic and diluted loss per share in the periods presented (in thousands, except share and per share amounts).

Basic and diluted net loss per share	April 30,
	2017	2016	2015
Net loss	$(18,603)	$(11,436)	$(7,226)
Less: dividend on Series A	(935)	(1,918)	(1,977)
Less: dividend on Series B	(1,237)	(2,121)	—
Loss available to common stockholders	(20,775)	(15,475)	(9,203)
Weighted average common shares, basic and diluted	4,646,764	591,298	263,358
Net loss per share, basic and diluted	$(4.47)	$(26.17)	$(34.94)

The weighted average shares outstanding, reported loss per share and potential dilutive common share equivalents for the periods prior to November 21, 2016, the date of the Carbylan transaction, have been retrospectively adjusted to reflect historical weighted-average number of common shares outstanding multiplied by the exchange ratio established in the share purchase agreement.

Fair value measurement: The Company classifies fair value measurements using a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1, such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s financial instruments as of April 30, 2017 and 2016 consisted primarily of cash and cash equivalents, grants receivable and accounts payable.  The carrying amount of these assets and liabilities approximate fair value given the short term maturity of these instruments.

Correction: The statements of operations and comprehensive loss for the years ended April 30, 2016 and 2015 have been restated to correct errors in the foreign currency translation adjustments which were reported as a gain rather than a loss and to correct the resulting summation of comprehensive loss. As a result of the correction of these errors, the total comprehensive loss for the year ended April 30, 2016 increased from a loss of $9,196,000 to a loss of $13,676,000, and the total comprehensive loss for the year ended April 30, 2015 increased from a loss of $7,070,000 to a loss of $7,382,000. There is no impact on the Company’s previously reported net loss, the balance sheet, the statement of changes in convertible preferred shares and stockholders’ equity (deficit) or the statement of cash flows for any period.

Recently issued accounting pronouncements not yet adopted: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in US GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods) and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company expects to adopt the updated standard in the first quarter of fiscal 2019 using the modified retrospective method of adoption. The Company is assessing the impact that adoption of this new guidance will have on the consolidated financial statements.

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases” (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted, however, the Company does not intend to early adopt. The Company is assessing the impact that adoption of this new guidance will have on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (“ASU 2016-09”) to require changes to several areas of employee share-based payment accounting in an effort to simplify share-based reporting. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of this guidance may have on the consolidated financial statements.

In November 2016 the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash” (“ASU 2016-18”). The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The amendments in this update clarify how entities should classify certain cash receipts and cash payments on the Consolidated Statements of Cash Flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 will be effective for annual periods beginning after

December 15, 2017, including interim periods within those annual reporting periods, but early adoption is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

Recently adopted accounting pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern,” on disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The Company adopted this standard in its fiscal year ended April 30, 2017.

Note 3. Property and Equipment

At April 30, 2017 and 2016, property and equipment consisted of (in thousands):

	2017	2016
Laboratory equipment	$373	$358
Office equipment	31	58
Furniture & Fixtures	6	2
	410	418
Less accumulated depreciation	(313)	(344)
	$97	$74

For the years ended April 30, 2017, 2016 and 2015, depreciation expense was $40,000, $33,000 and $38,000, respectively.

Note 4. Accrued Expenses

At April 30, 2017 and 2016, accrued expenses consisted of (in thousands):

	2017	2016
Accrued research expense	$348	$1,059
Accrued compensation	1,300	966
Accrued professional fees	146	60
Other accrued expenses	71	29
	$1,865	$2,114

Note 5. Related Party Transactions

On May 23, 2011, the Company entered into a sale and purchase agreement with Vantia Limited whereby, in return for a consideration of 500,000 Series A Preferred Shares in the Company at a subscription price of $1.61 per share, Vantia Limited transferred certain intellectual property and other business assets to the Company. Certain employees of Vantia Limited were also transferred to the Company as part of this transaction and the two entities shared common directors.

On May 23, 2011, the Company entered into an agreement with Vantia Limited. The Company continued to pay Vantia for management fees and related expenses, which consist primarily of the cost of two Vantia employees who perform services for the Company and other administrative expenses. During the years ended April 30, 2017, 2016 and 2015, the Company expensed $0.4 million, $1.0 million and $1.2 million for services performed by Vantia Limited. As of April 30, 2016, the Company had recorded $127,000 within current liabilities for amounts due to Vantia Limited.  Following the Carbylan transaction Vantia Limited ceased being a related party.

Note 6. Carbylan Transaction

On November 21, 2016, KalVista Pharmaceuticals Limited (“KalVista Limited”) completed a share purchase transaction with Carbylan Therapeutics Inc. (“Carbylan”) whereby immediately following the transaction Carbylan’s equity holders owned 19% and KalVista Limited’s equity holders owned 81% of the combined company, respectively. As a result, Carbylan issued approximately 7.8 million shares of common stock to the stockholders of KalVista Limited in exchange for all shares of KalVista Limited. Approximately 1.9 million shares were retained by the Carbylan stockholders.  The combined company was renamed KalVista Pharmaceuticals, Inc. following the transaction. For accounting purposes, KalVista Limited is considered to be acquiring Carbylan in the transaction, which was determined based upon the terms of the share purchase agreement and other factors including: (i) KalVista Limited security holders own approximately 81% of the voting interests of the combined company immediately following the closing of the transaction; (ii) directors appointed by KalVista Limited hold a majority of board seats in the combined company; and (iii) KalVista Limited management hold all of the key positions in the management of the combined company. As the accounting acquirer, KalVista Limited’s assets and liabilities were recorded at their pre-combination carrying amounts and the historical operations that are reflected in the financial statements are those of KalVista Limited. The Company incurred $5.6 million of nonrecurring expenses for the year ended April 30, 2017, related to severance, legal and other professional services in connection with the transaction.

The Company’s consolidated financial statements reflect Carbylan’s results of operations beginning after November 21, 2016. The results of operations subsequent to November 21, 2016 have not been significant.

KalVista has concluded that the transaction represents a business combination. Under the acquisition method of accounting, the total purchase price is allocated to the acquired tangible and intangible assets and assumed liabilities of Carbylan based on estimated fair values as of the transaction closing date. Carbylan had no significant commercial operations and its only significant pre-combination net assets were cash and cash equivalents, accounts payable and accrued expenses which were already recognized at fair value. The Company is still evaluating the potential use or disposition of the Carbylan intellectual property. Pursuant to this reverse acquisition, the Company recorded the shares of common stock held by Carbylan shareholders at the fair value of Carbylan’s net monetary assets received at November 21, 2016 as these values were considered a more reliable indicator of fair value than the trading value of the shares. No goodwill or intangible assets were recorded in the transaction.

The preliminary allocation of the total purchase price to the acquired assets and liabilities assumed of Carbylan based on the fair values as of November 21, 2016 is as follows (in thousands):

Cash and cash equivalents	$34,139
Prepaid expenses and other current assets	70
Accounts payable, accrued expenses and other liabilities	(3,631)
Net assets acquired	$30,578

In connection with the share purchase transaction, the Company replaced the options previously granted to purchase shares of KalVista Limited with options to purchase shares of KalVista Pharmaceuticals, Inc. The Company assessed the replacement awards and determined there was no compensation expense to record related to the modification.

Note 7. Stockholders’ Equity

Prior to the Carbylan transaction, the Company had three classes of shares: Series B Convertible Preferred, Series A Convertible Preferred, and Ordinary, all of which had a par value of $0.0016.  Per the terms of the Share Purchase Agreement, the three classes of stock were converted into common shares with a par value of $0.001.

In March 2017, the Company established the 2017 Employee Stock Purchase Plan.  There are 100,000 shares of common stock available for issuance under the plan.

Note 8. Grant Income

Grant income is recognized through two agreements. The first agreement is with the Technology Strategy Board (TSB), a United Kingdom government organization. The Company recognizes revenue for reimbursements of qualifying research and development costs as the services are performed. The Company records these reimbursements as revenue and not as a reduction of research and development expenses, as the Company has the risks and rewards as the principal in the research and development activities. Any services performed and not yet collected upon are shown as a receivable. During the years ended April 30, 2017, 2016 and 2015, revenue recognized through the TSB grant amounted to $1.2 million, $1.8 million and $1.5 million, respectively. The TSB has authorized a total amount of $7.3 million over the lifetime of the agreements between us and the TSB, to accelerate the development of the oral drug program, of which $5.9 million was received or was due to be received as of April 30, 2017.

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

The Company had a contract in process with JDRF that was accounted for under the milestone method. Milestones included, for example, the successful completions of clinical trials, development of certain reports, and different review/approval processes. All milestones under the contract in process were deemed substantive based on the fact that the payments are commensurate with the Company’s efforts to achieve the milestone event and the milestones are related to past performance and are non-refundable. During the years ended April 30, 2017, 2016 and 2015, revenue recognized through the achievement of multiple milestones amounted to $0.2 million, $0.3 million and $0.3 million, respectively. The last milestone in the JDRF contract was met in May 2016 and no additional revenue is due from this contract. There are no performance, cancellation, termination or refund provisions in the arrangement that contain material financial consequences to the Company.

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

Note 9. Stock-Based Compensation

The Company has three plans that provide for equity-based compensation. There are two legacy plan that were maintained by Carbylan and KalVista Limited and for which no further grants are to be made. Under the 2017 Equity Incentive Plan, 1,000,000 shares of KalVista’s Common Stock are reserved for issuance upon exercise of stock options.  During the year ended April 30, 2017, 85,055 stock options were granted outside of equity incentive plans as inducement stock options to new employees.

New hire grants generally vest 25% after one year and then ratably on a monthly basis over the next three years.  Recurring grants typically vest on a monthly basis over four years. Stock option grants expire after ten years.

The Company recognizes stock-based compensation expense over the requisite service period based on the grant date fair value of the award. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of awards granted. The determination of the fair value of stock-based awards utilizing the Black-Scholes model is affected by the share price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Due to insufficient history of the Company’s stock price, the stock-price volatility assumption is based on the historical volatility of a peer group of publicly traded companies. The expected life of the awards is estimated based on the simplified method. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on history and expectation of paying no dividends. Forfeitures have not been material in the periods presented.

The fair value of the share-based awards was measured with the following weighted-average assumptions for the fiscal years ended April 30:

	2017	2016	2015
Risk-free interest rate	2.08%	1.38%	1.84%
Expected life of the options	6.25 years	6.25 years	6.25 years
Expected volatility of the underlying stock	82.3%	80.9%	85.1%
Expected dividend rate	0%	0%	0%

For the years ended April 30, 2017, 2016 and 2015, the Company recognized share-based compensation expense of $394,000, $118,000 and $36,000, respectively. Stock-based compensation was reflected in the Company’s consolidated statement of operations and comprehensive loss as follows (in thousands):

	Year ended April 30,
	2017	2016	2015
Research and development	$143	$118	$36
General and administrative	251	—	—
Total stock-based compensation expense	$394	$118	$36

A summary of option activity for the year endeed April 30, 2017 and changes during the years then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at May 1, 2016	855,790	$0.004	8.68	$—
Exercised	(126,948)	.003
Effect of Carbylan transaction	(516,680)
Granted	326,203	7.94
Cancelled	(597)	.004
Outstanding at April 30, 2017	537,768	$4.82	9.05	$1,631
Exercisable at April 30, 2017	148,469	$1.66	7.88	$890
Vested and expected to vest at April 30, 2017	537,768	$4.82	9.05	$1,631

The weighted-average grant date fair value of stock options granted during the years ended April 30, 2017, 2016 and 2015 was $5.68, $1.41 and $1.44, respectively.

As of April 30, 2017, there was $1.6 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of 2.94 years

Note 10. Commitments and Contingencies

Lease commitments: The Company is party to several operating leases for office and laboratory space as well as certain lab equipment. Rent expense was $0.5 million, $0.1 million and $0.1 million for the years ended April 30, 2017, 2016 and 2015, respectively, and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

Future minimum payments under these leases as of April 30, 2017 are as follows (in thousands):

Year ended April 30:
2018	$506
2019	435
2020	261
2021	228
2022 and thereafter	328
Total	$1,758

Indemnification: In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves future claims that may be made against the Company but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. No amounts associated with such indemnifications have been recorded to date.

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at April 30, 2017 and 2016.

As a result of the terms of grant income received in prior years, upon successful regulatory approval and following the first commercial sale of certain products, the Company will be required to pay royalty fees of up to £1 million within 90 days of the first commercial sale of the product subject to certain caps and follow on payments depending upon commercial success and type of product. Given the stage of development of the current pipeline of products it is not possible to predict with certainty the amount or timing of any such liability.

Note 11. Income Taxes

The Company has incurred net losses since inception and, consequently, has not recorded any U.S. Federal and state income tax expense or benefit for the years presented. In 2017, $2.1 million of the Company’s pre-tax loss was domestic and $16.5 million was foreign.  The pre-tax losses in fiscal years 2016 and 2015 were all from the Company’s U.K. operations. The Company files tax returns in the United Kingdom as well as U.S. Federal and various State tax returns. Tax years 2017 and 2016 in the U.K. subsidiary remain open to examination by the Her Majesty’s Revenue and Customs (“HMRC”). Further, HMRC will be able to open an inquiry under the ‘discovery assessment’ for the 2014 tax year until April 30, 2018 if HMRC discovers facts which were not disclosed or readily inferable from the tax returns or accounts. The U.S. returns are open for all tax years since inception. The Company is not currently under examination in any jurisdiction for any tax years.

A reconciliation between the effective tax rates and statutory rates for the years ended April 30, is as follows:

	2017	2016	2015
Income tax benefit at U.S. federal statutory rate	34.00%	34.00%	34.00%
Foreign rate differential	(11.72)%	(14.00)%	(13.08)%
Nondeductible expenses	(9.16)%	(6.85)%	(5.24)%
Other	(1.29)%	—	—
Valuation allowance	(11.83)%	(13.15)%	(15.68)%
	0.00%	0.00%	0.00%

The Company has net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes. The ability to utilize the Company’s domestic net operating losses is limited due to changes in ownership as defined by Section 382 of the Internal Revenue Code (the “Code”). Under the provisions of Sections 382 and 383 of the Code, a change of control, as defined in the Code, imposes an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes that can be used to reduce future tax liabilities. The Company determined that an ownership change occurred as a result of the Company’s transaction in November 2016. As a result of this ownership change, the Company’s U.S. federal and California NOL’s may be limited to the extent of recognizing any previously unrecognized built-in gains of Carbylan as of November 2016.

The tax effect of significant temporary differences representing deferred tax assets and liabilities as of April 30, 2017 and 2016 is as follows (in thousands):

	2017	2016
Net operating loss (“NOL”) carryforwards	$5,602	$2,756
Other	282	90
Valuation allowance	(5,884)	(2,846)
Net deferred tax asset	$—	$—

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards. As a result of the fact that the Company has incurred tax losses from inception, management has determined that it is more likely than not that the Company will not recognize the benefits of net deferred tax assets and, as a result, a full valuation allowance has been established against its net deferred tax assets as of April 30, 2017 and 2016. During the years ended April 30, 2017, 2016 and 2015, the valuation allowance changed by $3.0 million, $0.4 million and $0.5 million, respectively. Realization of deferred tax assets is dependent upon the generation of future taxable income. As of April 30, 2017, the Company had NOL carryforwards for federal income tax purposes of approximately $1.3 million that begin to expire in 2024 through 2037, NOL carryforwards for state income taxes of $1.3 million that begin to expire in 2026 through 2037 and NOL carryforwards for U.K. income taxes of $26.7 million that do not expire.

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company has no unrecognized tax benefits as of April 30, 2017 and April 30, 2016, respectively. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits. The Company has not recognized interest and penalties related to uncertain tax positions.

Note 12. Defined Contribution Plans

Participation in a personal pension plan is available to all U.K. based employees of the Company upon commencement of their employment. Employer contributions are made in accordance with the terms and conditions of the employment contract. Employees may contribute in accordance with the prevailing statutory limitations. Full-time employees of the U.S. parent company are eligible to participate in the Company's 401(k) Plan. The Company will match up to 4% of employee contributions to the Plan. Total employer contributions to both plans for the years ended April 30, 2017, 2016 and 2015 were $90,000, $70,000 and $66,000 respectively.

Note 13. Other Income

As of April 30, 2017 and 2016, the Company had research and development tax credits totaling $2.2 million and $1.9 million, respectively. This tax credit is related to a tax scheme for small and medium enterprises in the United Kingdom as well as the R&D expenditure credit system. The Company is able to file a claim for cash credit in proportion to the Company’s R&D expenditure for the year. This amount was included in other income, as it is a refundable credit that does not depend on the Company’s ongoing tax status or position. The Company recognized $2.3 million, $2.0 million and $0.8 million related to these programs in the years ended April 30, 2017, 2016 and 2015, respectively.

Note 14. Subsequent Events

In May 2017, the Company entered into a lease for approximately 2,700 square feet of office space in Cambridge, MA, that the Company anticipates to occupy in late 2017. The lease has a term of 5 years and annual rent expense will range from approximately $220,000 to $232,000.

In June 2017, the Company entered into a lease agreement for laboratory equipment to be used in the U.K. research facility.  This lease requires a prepayment of approximately $200,000 and the remaining payments of approximately $18,000 per month will be made over a two year term.

Note 15.  Unaudited Quarterly Financial Information (in thousands):

	Quarter ended July 31, 2016	Quarter ended October 31, 2016	Quarter ended January 31, 2017	Quarter ended April 30, 2017
Grant income	$975	$197	$248	$114
Operating expenses	6,095	4,223	8,365	5,200
Net loss	(3,436)	(3,297)	(7,644)	(4,202)
Net loss per share	$(6.66)	$(5.98)	$(1.03)	$(0.43)

	Quarter ended July 31, 2015	Quarter ended October 31, 2015	Quarter ended January 31, 2016	Quarter ended April 30, 2016
Grant income	$839	$667	$348	$314
Operating expenses	3,302	4,192	4,163	5,400
Net loss	(1,716)	(2,599)	(1,952)	(4,869)
Net loss per share	$(5.23)	$(5.95)	$(4.85)	$(9.37)

Exhibit Index

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1**	Share Purchase Agreement, dated as of June 15, 2016, by and among Carbylan Therapeutics, Inc., KalVista Pharmaceuticals Ltd, and the shareholders of KalVista Pharmaceuticals Ltd., and solely for the purposes of being bound by certain provisions therein and solely in such person’s capacity as the Seller Representative, Andrew Crockett	8-K	001-36830	2.1	June 15, 2016
2.2	Support Agreement, dated as of June 15, 2016, by and among KalVista Pharmaceuticals Ltd and certain stockholders and option holders of Carbylan Therapeutics, Inc.	8-K	001-36830	2.1	June 15, 2016
2.3	Form of Lock-up Agreement entered into by Carbylan Therapeutics, Inc. and certain stockholders and optionholders of KalVista Pharmaceuticals Ltd.	8-K	001-36830	2.1	June 15, 2016
3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-201278	3.2	January 23, 2015
3.2	Certificate of Amendment of Amended and Restated Certificate	8-K	001-36830	3.1	November 23, 2016
3.3	Certificate of Amendment of Amended and Restated Certificate	8-K	001-36830	3.2	November 23, 2016
3.4	Amended and Restated Bylaws.	8-K	001-36830	3.2	April 16, 2015
4.1	Form of Common Stock Certificate.	S-1/A	333-201278	4.2	January 23, 2015
4.2	Registration Rights Agreement, dated June 15, 2016, by and among the Registrant and the Sellers.	8-K	001-36930	10.1	November 21, 2016
10.1#	Form of Indemnification Agreement.	S-1	333-201278	10.14	December 29, 2014
10.2#	Carbylan’s 2015 Incentive Plan and forms of award agreements.	S-1/A	333-201278	10.3	January 23, 2015
10.3#	2017 Equity Incentive Plan.	DEF 14A	001-36830	Appendix A	March 2, 2017
10.4#	2017 Employee Stock Purchase Plan.	DEF 14A	001-36830	Appendix B	March 2, 2017
10.5#	Employment Agreement between the Registrant and T. Andrew Crockett, dated March 14, 2017.	10-Q	001-36830	10.1	March 16, 2017
10.6#	Employment Agreement between the Registrant and Benjamin L. Palleiko, dated March 14, 2017.	10-Q	001-36830	10.2	March 16, 2017
10.7	Executive Employment Agreement, dated May 30, 2013, by and between the Registrant and David Renzi	S-1	333-201278	10.7	December 29, 2015
10.8	Separation Agreement, dated November 22, 2016 by and between the Registrant and David Renzi.					X

Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.9	Amended and Restated Employment Agreement Letter dated July 21, 2014, by and between the Registrant and Marcee M. Maroney.	S-1	333-201278	10.10	December 29, 2015
10.10	Separation Agreement, dated November 22, 2016 by and between the Registrant and Marcee Maroney.					X
10.11	Amended and Restated Employment Agreement between the Registrant and John McKune dated April 15, 2016, as amended November 21, 2016.					X
10.12	Office Lease Agreement by and between the Registrant and 55 Cambridge Parkway, LLC, dated May 30, 2017.					X
21.1	Subsidiary of the Registrant.					X
23.1	Consent of Deloitte LLP					X
23.2	Consent of Deloitte & Touche LLP					X
24.1	Power of Attorney. (See signature page hereto.)					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

#	Management contract or compensatory plan or arrangement.
*

This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

**

All schedules and exhibits to the Share Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.