Form 10-Q
period 2017-07-31
KalVista Pharmaceuticals, Inc.
filed 2017-09-14
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☒

As of August 31, 2017, the registrant had 9,713,042 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	July 31,	April 30,
	2017	2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$26,456	$30,950
Research and development tax credit receivable	2,822	2,250
Grants receivable	73	297
Prepaid expenses and other current assets	841	751
Total current assets	30,192	34,248
Property and equipment, net	592	97
Total assets	$30,784	$34,345
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,943	$1,153
Accrued expenses	1,692	1,865
Capital lease liability	202	—
Total current liabilities	3,837	3,018
Long-term liabilities:
Capital lease liability	213	—
Total long-term liabilities	213	—
Commitments and contingencies (Note 4)
Stockholders’ equity
Common stock, $0.001 par value
Shares authorized: 100,000,000
Shares issued and outstanding: 9,713,042	10	10
Additional paid-in capital	90,036	89,815
Accumulated deficit	(60,784)	(55,855)
Accumulated other comprehensive loss	(2,528)	(2,643)
Total stockholders’ equity	26,734	31,327
Total liabilities and stockholders’ equity	$30,784	$34,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	July 31,
	2017	2016
Grant income	$96	$975
Operating Expenses:
Research and development	3,476	3,395
General and administrative	2,073	2,700
Total operating expenses	5,549	6,095
Operating loss	(5,453)	(5,120)
Other income (expense):
Interest income	2	14
Foreign currency exchange gain (loss)	(32)	1,394
Other income	555	275
Total other income (expense)	525	1,683
Net loss	(4,928)	(3,437)
Other comprehensive income (loss):
Foreign currency translation adjustments	116	4,322
Comprehensive income (loss)	$(4,812)	$885
Net loss per share to common stockholders, basic and diluted	$(0.51)	$(6.66)
Weighted average common shares outstanding, basic and diluted	9,713,042	671,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended
	July 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(4,928)	$(3,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	8
Stock-based compensation	221	4
Foreign currency remeasurement (gain) loss	32	(1,394)
Changes in operating assets and liabilities:
Research and development tax credit receivable	(530)	(275)
Prepaid expenses and other current assets	(85)	(86)
Grants receivable	224	(724)
Accounts payable	771	996
Accrued expenses	(185)	(746)
Net cash used in operating activities	(4,448)	(5,654)
Cash Flows from Investing Activities
Acquisition of property and equipment	(110)	(43)
Net cash used in investing activities	(110)	(43)
Cash Flows from Financing Activities
Net cash from financing activities	—	—
Effect of exchange rate changes on cash	64	(440)
Net decrease in cash and cash equivalents	(4,494)	(6,137)
Cash and cash equivalents at beginning of period	30,950	21,764
Cash and cash equivalents at end of period	$26,456	$15,627

Supplemental Disclosures of Non-cash Financing Activities
Capital leases	$513	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	The Company

KalVista Pharmaceuticals, Inc. (“KalVista” or the “Company”) is a clinical stage pharmaceutical company focused on the discovery, development and commercialization of serine protease inhibitors as new treatments for diseases with significant unmet need. The Company’s initial focus is on developing small molecule inhibitors of plasma kallikrein for two indications: hereditary angioedema (“HAE”) and diabetic macular edema (“DME”). The strategy in HAE is to develop a portfolio of program candidates in order to create a best-in-class oral therapy. The first oral HAE candidate in this planned portfolio, KVD818, is nearing completion of the first-in-human study. The second planned HAE candidate, KVD900, is currently expected to enter first-in-human testing in early 2018 and additional candidates are in preclinical development. The Company has also developed KVD001, an intravitreally administered plasma kallikrein inhibitor for DME that has completed a Phase 1 clinical trial and is anticipated to commence Phase 2 testing later in 2017. The Company’s headquarters is located in Cambridge, Massachusetts, with substantial research activities located in Porton Down, United Kingdom.

On November 21, 2016, KalVista Pharmaceuticals Limited (“KalVista Limited”) completed a share purchase transaction with Carbylan Therapeutics Inc. (“Carbylan”) in which KalVista Limited which was identified as the acquirer for accounting purposes. The Company’s financial statement presentation reflects the business of KalVista Limited for periods prior to November 21, 2016 and the combined results of operations of KalVista Limited and Carbylan for the periods thereafter. The Carbylan business operations have been largely ceased and the results of operations of the Carbylan business in the periods subsequent to the acquisition date are not material.

The Company has devoted substantially all of its efforts to research and development, including clinical trials of its product candidates. The Company has not completed the development of any product candidates. Pharmaceutical drug product candidates, like those being developed by the Company, require approvals from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies prior to commercial sales. There can be no assurance that any product candidates will receive the necessary approvals and any failure to receive approval or delay in approval may have a material adverse impact on the business and financial results. The Company has not yet commenced commercial operations. The Company is subject to a number of risks and uncertainties similar to those of other life science companies developing new products, including, among others, the risks related to the necessity to obtain adequate additional financing, to successfully develop product candidates, to obtain regulatory approval of product candidates, to comply with government regulations, to successfully commercialize its potential products, to the protection of proprietary technology and to the dependence on key individuals.

The Company has funded its operations primarily through the issuance of preferred stock, the share purchase transaction and grant income. As of July 31, 2017, the Company had an accumulated deficit of $60.8 million and $26.5 million of cash and cash equivalents. The Company’s working capital, primarily cash, is anticipated to fund the Company’s operations for at least the next twelve months from the date these interim condensed consolidated financial statements are issued. Accordingly, the unaudited interim condensed consolidated financial statements have been prepared on a going concern basis.

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

The Company has never been profitable and has incurred significant operating losses in each year since inception. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be obtained by the Company, or if obtained, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations. If adequate additional working capital is not secured when it becomes needed, the Company may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned research programs. Any of these actions could materially harm the Company’s business and prospects.

2.	Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows. There were no adjustments other than normal recurring adjustments. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. These unaudited interim condensed consolidated financial results are not necessarily indicative of the results to be expected for the year ending April 30, 2018, or for any other future annual or interim period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended April 30, 2017.

Segment Reporting: The Company’s Chief Operating Decision Maker, the CEO, manages the Company’s operations as a single operating segment for the purposes of assessing performance and making operating decisions.

Net Loss per Share Attributable to Common Stockholders: Basic and diluted net income (loss) per share is presented in conformity with the two-class method required for participating securities. Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Net income (loss) attributable to common shareholders is determined by allocating undistributed earnings between holders of common and convertible preferred shares, based on the contractual dividend rights contained in the Company’s preferred share agreement. Where there is an undistributed loss, no amount is allocated to the convertible preferred shares. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options or the conversion of preferred stock.

 Potential dilutive common share equivalents consist of:

	July 31,
	2017	2016
Preferred Stock	—	24,322,898
Stock Options	183,169	116,958

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. As a result, there is no difference between the Company’s basic and diluted loss per share for the periods presented.

Basic and diluted net loss per share (in thousands, except per share and share amounts)	Three Months Ended
	July 31,
	2017	2016
Net loss	$(4,928)	$(3,437)
Less: dividend on Series A	—	447
Less: dividend on Series B	—	591
Loss available to common shareholders for the purpose of calculating basic and diluted net loss per share	$(4,928)	$(4,475)
Weighted average common shares, basic and diluted	9,713,042	671,939
Net loss per share, basic and diluted	$(0.51)	$(6.66)

The weighted average shares outstanding, reported loss per share and potential dilutive common share equivalents for the periods prior to November 21, 2016, the date of the Carbylan transaction, have been retrospectively adjusted to reflect historical weighted-average number of common shares outstanding multiplied by the exchange ratio established in the share purchase agreement.

Fair Value Measurement: The Company classifies fair value measurements using a three level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1, such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases” (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The new lease guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted, however, the Company does not intend to early adopt. The Company is assessing the impact that adoption of this new guidance will have on the consolidated financial statements.

Recently Adopted Accounting Prouncements: In March 2016, the FASB issued ASU No. 2016-09, Compensation –Stock Compensation (Topic 718) (“ASU 2016-09”) to require changes to several areas of employee share-based payment accounting in an effort to simplify share-based reporting. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes and forfeitures. The Company adopted this standard in the quarter ended July 31, 2017.  The adoption of this standard did not have a material impact on the unaudited interim condensed consolidated financial statements.

3.	Accrued Expenses

Accrued expenses consisted of the following as of (in thousands):

	July 31,	April 30,
	2017	2017
Accrued compensation expense	$538	$1,300
Accrued research expense	597	348
Accrued professional fees	423	146
Other accrued expenses	134	71
	$1,692	$1,865

4.	Commitments and Contingencies

Lease Commitments: The Company is party to several operating leases for office and laboratory space as well as a capital lease for certain lab equipment, which commenced in the three months ended July 31, 2017. The capital lease has a term of 24 months, for which the Company made a down payment of approximately $102,000 and will make monthly lease payments of approximately $18,000 over the term of the lease.  Rent expense is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

Future minimum lease payments under these leases as of July 31, 2017 are as follows (in thousands):

Year ended April 30:
2018	$311
2019	441
2020	262
2021	228
2022 and thereafter	328
$1,570

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that such expenditures can be reasonably estimated. There are no contingent liabilities requiring accrual at July 31, 2017.

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

5.	Grant Income

Grant income is primarily recognized through an agreement with the Technology Strategy Board (“TSB”), a United Kingdom government organization. The Company recognizes revenue for reimbursements of research and development costs as the services are performed up to an agreed upon threshold. The Company records these reimbursements as revenue and not as a reduction of research and development expenses, as the Company has the risks and rewards as the principal in the research and development activities. Any services performed and not yet collected upon are shown as a receivable. During the three months ended July 31, 2017 and 2016, revenue recognized through the TSB grant amounted to $96,000 and $724,000. The TSB has authorized a total amount of $7.3 million over the lifetime of the agreements between the Company and the TSB, to accelerate the development of the oral drug program, of which $6.0 million was received or was due to be received as of July 31, 2017.

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

You should read the following discussion in conjunction with our unaudited interim condensed financial statements and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, the success, cost and timing of our product development activities and clinical trials as well as other activities we may undertake.  Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our Annual Report on Form 10-K or described elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context indicates otherwise, in this Quarterly Report on Form 10-Q, the terms “KalVista,” “Company,” “we,” “us” and “our” refer to KalVista Pharmaceuticals, Inc.

Management Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of serine protease inhibitors as new treatments for diseases with significant unmet need. Our initial focus is on developing small molecule inhibitors of plasma kallikrien for two indications: hereditary angioedema (“HAE”), and diabetic macular edema (“DME”). Our strategy in HAE is to develop a portfolio of program candidates in order to create a best-in-class oral therapy. The first oral HAE candidate in our planned portfolio, KVD818, is nearing completion of the first-in-human study. Our second planned oral HAE candidate, KVD900, is currently expected to enter first-in-human testing in early 2018 and additional candidates are in preclinical development. We also are developing KVD001, an intravitreally administered plasma kallikrein inhibitor for DME that has completed a Phase 1 clinical trial and is anticipated to commence Phase 2 testing later in 2017. Our headquarters is located in Cambridge, Massachusetts, with substantial research activities located in Porton Down, United Kingdom.

We have devoted substantially all of our efforts to research and development, including clinical trials of our product candidates. We have not completed the development of any product candidates. Pharmaceutical drug product candidates, like those being developed by us, require approvals from the FDA or foreign regulatory agencies prior to commercial sales. There can be no assurance that any product candidates will receive the necessary approvals and any failure to receive approval or delay in approval may have a material adverse impact on our business and financial results. We are subject to a number of risks and uncertainties similar to those of other life science companies developing new products, including, among others, the risks related to the necessity to obtain adequate additional financing, to successfully develop product candidates, to obtain regulatory approval of product candidates, to comply with government regulations, to successfully commercialize our potential products, to the protection of proprietary technology and to the dependence on key individuals.

We have funded operations primarily through the issuance of preferred stock, the share purchase transaction with Carbylan and grant income. As of July 31, 2017, we had an accumulated deficit of $60.8 million and $26.5 million of cash and cash equivalents. Our working capital is anticipated to fund our operations for at least the next twelve months from the date the unaudited consolidated financial statements are issued.

Financial Overview

Grant Income

We have received grant income to support our research and development activies primarily through an agreement with the Technology Strategy Board (“TSB”), a United Kingdom government organization. Under the terms of the grant the TSB will provide a total amount of $7.3 million over the lifetime of the agreements between us and TSB, to accelerate the development of the oral drug program, of which $6.0 million was received or was due to be received as of July 31, 2017.

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

We expect ongoing general and administrative expenses to increase in the future as we expand our operating activities, maintain and expand the patent portfolio and incur additional costs associated with the management of a public company and maintaining compliance with exchange listing and requirements of the Securities and Exchange Commission (“SEC”). These potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.

Other Income

Other income consists of bank interest, research and development tax credits from the United Kingdom government’s tax incentive programs set up to encourage research and development in the United Kingdom and realized and unrealized exchange rate gains/losses on cash held in foreign currencies.

Income Taxes

We historically have incurred net losses and have no corporation tax liabilities. We file U.S. Federal tax returns, as well as certain state returns. We also file returns in the United Kingdom (“U.K.”).  Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income.

Results of Operations

Comparison of three months ended July 31, 2017 and 2016

The following table sets forth the key components of our results of operations for the three months ended July 31, 2017 and 2016 (in thousands):

	Three Months Ended
	July 31,		Increase
	2017	2016	(decrease)
Income
Grant Income	$96	$975	$(879)
Operating expenses
Research and development expenses	3,476	3,395	81
General and administrative expenses	2,073	2,700	(627)
Other income (expense)
Interest, exchange rate gain (loss) and other income	525	1,683	(1,158)

Grant Income. Grant income was $96,000 in the three months ended July 31, 2017 compared to $975,000 for the same period in 2016. The decrease is due to a decrease in the research activity related to the TSB grant in the three months ended July 31, 2017 compared to the same period in the prior year as well as the completion of other grants in the prior year. Under the terms of a grant approved in May 2015, the TSB will provide a total amount of $7.3 million over the lifetime of the agreement between us and the TSB, to accelerate the development of the oral drug program, of which $6.0 million was received or was due to be received as of July 31, 2017.

Research and Development Expenses. Research and development expenses were $3.5 million for the three months ended July 31, 2017 compared to $3.4 million for the same period in 2016, primarily due to a change in the USD to GBP currency translation rate. On a constant currency basis, total spending was similar as reductions in spending on our oral programs were offset by increases in spending on our intravitreal and earlier stage development activities.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	July 31,
	2017	2016
Intravitreal	$168	$158
Oral	713	1,621
Additional oral programs	501	597
Early stage research activities	2,094	1,019
Total	$3,476	$3,395

Expenses for the intravitreal program increased slightly for the three months ended July 31, 2017 compared to the same period in 2016 due to ongoing activities required to support further clinical development. Expenses for the oral program decreased in the three months ended July 31, 2017 compared to the same period in 2016 as a result of the completion of toxicology studies in the prior year.

The additional oral programs expense in the three months ended July 31, 2017 decreased to $501,000 from $597,000 in the same period in 2016 due to the timing of expenses incurred in connection with the progression of multiple candidates through discovery characterization, initial scale-up manufacture and entry into early toxicology assessment. Early stage research activities for the three months ended July 31, 2017 increased to $2.1 million compared to $1.0 million for the same period in 2016 due to increased headcount and additional projects compared to the same period in the prior year. We anticipate that research and development expenses will continue to increase as multiple candidates are assessed in discovery and advanced into early stage development.

General and Administrative Expenses. General and administrative expenses decreased $0.6 million to $2.1 million for the three months ended July 31, 2017 compared to $2.7 million for the same period in 2016. The decrease was substantially due to a $1.4 million decrease in professional fees in the three months ended July 31, 2017 compared to those incurred in the prior year period as a result of the share purchase transaction which was partially offset by an increase of $0.5 million of payroll related expenses due to the expansion of the management team and $0.3 million of other administrative expenses related to the increased cost of operations as a public company. We expect to continue to incur additional expenses related to our operations as a public company.

Other Income. Other income was $0.5 million for the three months ended July 31, 2017 compared to $1.7 million for the same period in 2016. The decrease in the three months ended July 31, 2017 was primarily due to a decrease in foreign currency exchange rate gains from cash held in USD accounts in our U.K. subsidiary.

Liquidity and Capital Resources

We have devoted substantially all of our efforts to research and development, including clinical trials of our product candidates. We have not completed the development of any product candidates.  Pharmaceutical drug product candidates, like those being developed by us, require approvals from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies prior to commercial sales. There can be no assurance that any product candidates will receive the necessary approvals and any failure to receive approval or delay in approval may have a material adverse impact on the business and financial results.  We have not yet commenced commercial operations.  We are subject to a number of risks and uncertainties similar to those of other life science companies developing new products, including, among others, the risks related to the necessity to obtain adequate additional financing, to successfully develop product candidates, to obtain regulatory approval of product candidates, to comply with government regulations, to successfully commercialize our potential products, to the protection of proprietary technology and to the dependence on key individuals.

We have funded our operations primarily through the issuance of preferred stock and grant income. As of July 31, 2017, we have received cumulative equity funding totaling $58.6 million, grant income of $8.8 million and have an accumulated deficit of $60.8 million. Our working capital, primarily cash, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued. Accordingly, the unaudited interim condensed consolidated financial statements have been prepared on a going concern basis.

We will need to expend substantial resources for research and development, including costs associated with the clinical testing of our product candidates and will need to obtain additional financing to fund our operations and to conduct trials for our product candidates. We will seek to finance future cash needs through equity offerings, future grants, corporate partnerships and product sales.

We have never been profitable and have incurred significant operating losses in each year since inception. Cash requirements may vary materially from those now planned because of changes in our focus and direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after we exhaust our current cash resources and to continue our long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be obtained by us, or if obtained, what the terms thereof may be, or that any amount that we are able to raise will be adequate to support our working capital requirements until we achieve profitable operations. If adequate additional working capital is not secured when it becomes needed, we may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned research programs. Any of these actions could materially harm the business and prospects.

Cash Flows

The following table shows a summary of the net cash flow activity for the three months ended July 31, 2017 and 2016:

	Three Months Ended
	July 31,
	2017	2016
	( in thousands)
Cash flows used in operating activities	$(4,448)	$(5,654)
Cash flows used in investing activities	(110)	(43)
Cash flows provided by financing activities	—	—
Effect of exchange rate changes on cash	64	(440)
Net decrease in cash and cash equivalents	$(4,494)	$(6,137)

Net cash used in operating activities

Net cash used in operating activities of $4.4 million for the three months ended July 31, 2017 consisted primarily of a net loss of $4.9 million, favorable adjustments from non-cash items of $0.3 million and net working capital movements of $0.2 million. Cash used in operating activities of $5.7 million for the three months ended July 31, 2016 consisted of a net loss of $3.4 million, adverse working capital movements resulting from an increase in the research and development tax credit receivable of $0.3 million and a foreign currency re-measurement gain of $1.4 million in addition to adverse net working capital movement in receivables and payables and other accrued and prepaid expenses of $0.6 million.

Net cash used in investing activities

Net cash used in investing activities for the three months ended July 31, 2017 primarily consisted of the acquisition of laboratory equipment. We expect to incur additional capital expenditures in the remainder of this fiscal year related primarily to the build out of our new headquarters in Cambridge, Massachusetts as well as our new administrative and research facility in Porton Down, United Kingdom.

Net cash provided by financing activities

There was no cash provided by finacing activities during the three months ended July 31, 2017 and July 31, 2016.

Operating Capital Requirements

To date, we have not generated any sales revenues and we do not have any products that have been approved for commercialization. We do not expect to generate significant revenue unless and until we obtain regulatory approval for, and commercialize, one of our current or future product candidates. We anticipate that we will continue to incur losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, product candidates, and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. As a result of the completion of the Carbylan share purchase transaction in November 2016, we incur additional costs associated with operating as a public company. We currently anticipate that, based upon our operating plans, existing capital resources and the additional funding secured through the share purchase transaction, we have sufficient funding to operate for at least the next twelve months.

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity or debt financings, collaborations, strategic partnerships or licensing arrangements. To the extent that additional capital is raised through the sale of stock or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these newly issued securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct business. Additional fundraising through collaborations, strategic partnerships or licensing arrangements with third parties may require us to relinquish valuable rights to product candidates, including other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and commercialize our other product candidates even if we would otherwise prefer to develop and commercialize such product candidates internally.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. We are party to several operating leases for office and laboratory space as well as a capital lease for certain laboratory equipment as of July 31, 2017.  See the minimum lease payments schedule in Note 4 to the unaudited interim condensed consolidated financial statements.

Off-Balance Sheet Arrangements

At July 31, 2017 we were not a party to any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported revenue and expenses during the reported periods. We evaluate these estimates and judgments, including those described below, on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2, to the unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our significant accounting policies and assumptions used in applying those policies. Those accounting policies and estimates that we deem to be critical are discussed in more detail in the Annual Report on Form 10-K filed on July 27, 2017 and have not changed.

Recently Issued Accounting Pronouncements

See discussion in Note 2 to the unaudited interim condensed consolidated financial statements.

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

Foreign Exchange Rate Risk

We maintain cash balances primarily in both U.S. Dollars (“USD”) and British Pound Sterling (“GBP”) to fund ongoing operations. Cash and cash equivalents as of July 31, 2017 was $26.5 million and consisted of readily available checking and bank deposit accounts held primarily in both USD and GBP. As of July 31, 2017, 69% of cash and cash equivalents were held in USD and 31% in GBP. We currently incur significant expenses in GBP and convert USD as needed to fund those expenses. We do not believe our cash and cash equivalents are exposed to significant exchange rate risk, though we do not currently engage in exchange rate hedging or other similar activities. A 10% change in the exchange rate would result in a net gain or loss of approximately $0.6 million.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on the results of operations for any periods presented herein.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2017.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and\or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

          Not applicable.

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

KALVISTA PHARMACEUTICALS, INC.

Date: September 14, 2017	By:	/s/ T. Andrew Crockett
T. Andrew Crockett Chief Executive Officer (Principal Executive Officer)

Date: September 14, 2017	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Financial Officer (Principal Financial and Accounting Officer)