Form 10-Q
period 2017-10-31
KalVista Pharmaceuticals, Inc.
filed 2017-12-14
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission File No. 001-36830

KALVISTA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0915291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Cambridge Parkway Suite 901E Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

857-999-0075

(Registrant’s telephone number, including area code)

One Kendall Square

Building 200, Suite 2203

Cambridge, Massachusetts 02139

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 30, 2017 the registrant had 10,784,504 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	October 31,	April 30,
	2017	2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$28,128	$30,950
Research and development tax credit receivable	3,718	2,250
Grants and other receivables	893	297
Prepaid expenses and other current assets	1,400	751
Total current assets	34,139	34,248
Property and equipment, net	602	97
Total assets	$34,741	$34,345
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,040	$1,153
Accrued expenses	2,253	1,865
Capital lease liability - current portion	220	—
Total current liabilities	3,513	3,018
Long-term liabilities:
Capital lease liability - net of current portion	149	—
Total long-term liabilities	149	—
Commitments and contingencies (Note 4)
Stockholders’ equity
Common stock, $0.001 par value
Shares authorized: 100,000,000
Shares issued and outstanding: 10,783,631	11	10
Additional paid-in capital	99,408	89,815
Accumulated deficit	(65,769)	(55,855)
Accumulated other comprehensive loss	(2,571)	(2,643)
Total stockholders’ equity	31,079	31,327
Total liabilities and stockholders’ equity	$34,741	$34,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Revenue	$1,127	$197	$1,223	$1,141
Operating Expenses:
Research and development	4,361	2,929	7,837	6,330
General and administrative	2,703	1,293	4,776	3,946
Total operating expenses	7,064	4,222	12,613	10,276
Operating loss	(5,937)	(4,025)	(11,390)	(9,135)
Other income (expense):
Interest income	1	10	3	24
Foreign currency exchange gain (loss)	83	352	51	1,706
Other income	867	368	1,422	650
Total other income (expense)	951	730	1,476	2,380
Net loss	$(4,986)	$(3,295)	$(9,914)	$(6,755)
Other comprehensive loss:
Foreign currency translation adjustments	(43)	1,325	72	(2,998)
Comprehensive loss	$(5,029)	$(1,970)	$(9,842)	$(9,753)
Net loss per share to common stockholders, basic and diluted	$(0.50)	$(5.98)	$(1.01)	$(12.66)
Weighted average common shares outstanding, basic and diluted	10,003,963	709,500	9,858,502	690,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended
	October 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(9,914)	$(6,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79	19
Stock-based compensation	494	67
Foreign currency remeasurement (gain) loss	31	(1,706)
Changes in operating assets and liabilities:
Research and development tax credit receivable	(1,397)	(650)
Prepaid expenses and other current assets	(636)	272
Grants and other receivables	(590)	148
Accounts payable	(139)	(74)
Accrued expenses	365	(1,122)
Due to related parties	—	(39)
Net cash used in operating activities	(11,707)	(9,840)
Cash Flows from Investing Activities
Acquisition of property and equipment	(161)	(61)
Net cash used in investing activities	(161)	(61)
Cash Flows from Financing Activities
Capital lease principal payments	(49)	—
Issuance of common stock	9,100	—
Net cash from financing activities	9,051	—
Effect of exchange rate changes on cash	(5)	(1,177)
Net decrease in cash and cash equivalents	(2,822)	(11,078)
Cash and cash equivalents at beginning of period	30,950	21,764
Cash and cash equivalents at end of period	$28,128	$10,686

Supplemental Disclosures of Non-cash Financing Activities
Capital leases	$513	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	The Company

KalVista Pharmaceuticals, Inc. (“KalVista” or the “Company”) is a clinical stage pharmaceutical company focused on the discovery, development and commercialization of serine protease inhibitors as new treatments for diseases with significant unmet need. The Company’s initial focus is on developing small molecule inhibitors of plasma kallikrein for two indications: hereditary angioedema (“HAE”) and diabetic macular edema (“DME”). The strategy in HAE is to develop a portfolio of program candidates in order to create a best-in-class oral therapy. The Company is completing the first clinical study of its first oral HAE candidate, KVD818, and will be commencing a clinical trial for its second planned HAE candidate, KVD900 in early 2018.  The Company also intends to advance a third candidate to the clinic in 2018.  The Company’s intent is to obtain data on multiple molecules prior to making decisions on which program, or programs, to advance into later stage trials.

The Company has also developed KVD001, an intravitreally administered plasma kallikrein inhibitor for DME. In October 2017, the Company’s wholly-owned U.K. based subsidiary KalVista Pharmaceuticals Limited (“KalVista Limited) and Merck Sharp & Dohme Corp. (“Merck”) entered into an option agreement (the “Option Agreement”). The Company is the guarantor of KalVista Limited’s obligations under the Option Agreement. Under the terms of the Option Agreement, the Company granted to Merck an option to acquire KVD001 through a period following completion of a Phase 2 clinical trial. The Company has also granted to Merck a similar option to acquire investigational orally delivered molecules for DME (the “Oral DME Compounds”) that it will continue to develop as part of its ongoing research and development activities through a period following the completion of a Phase 2 clinical trial. See discussion in Note 5 to the unaudited interim condensed consolidated financial statements for additional information. The Company anticipates commencing a Phase 2 clinical trial for KVD001 by the end of 2017.

In October, 2017, the Company and Merck also entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which Merck paid approximately $9.1 million to purchase 1,070,589 new unregistered shares of the Company’s common stock at a price of $8.50 per share. See further discussion of the arrangement with Merck in Note 5.

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

The Company has funded its operations primarily through the issuance and sale of preferred stock and common stock, the share purchase transaction with Carbylan Therapeutics, Inc.(“Carbylan”), the Option Agreement, and grant income. As of October 31, 2017, the Company had an accumulated deficit of $65.8 million and $28.1 million of cash and cash equivalents. The Company’s working capital, primarily cash, and the proceeds from the Option Agreement are anticipated to fund the Company’s operations for at least the next twelve months from the date these interim condensed consolidated financial statements are issued. Accordingly, the unaudited interim condensed consolidated financial statements have been prepared on a going concern basis.

The Company will need to expend substantial resources for research and development, including costs associated with the clinical testing of its product candidates, and will need to obtain additional financing to fund its operations and to conduct trials for its product candidates. The Company will seek to finance future cash needs through equity offerings, future grants, corporate partnerships and product sales.

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

Net Loss per Share Attributable to Common Stockholders: Basic and diluted net income (loss) per share is presented in conformity with the two-class method required for participating securities. Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Net income (loss) attributable to common shareholders is determined by allocating undistributed earnings between holders of common and convertible preferred shares, based on the contractual dividend rights contained in the Company’s preferred share agreement. Where there is an undistributed loss, no amount is allocated to the convertible preferred shares. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options.

 Potential dilutive common share equivalents consist of:

	October 31,
	2017	2016
Preferred Stock	—	24,322,898
Stock Options	261,432	119,765

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. As a result, there is no difference between the Company’s basic and diluted loss per share for the periods presented.

Basic and diluted net loss per share (in thousands, except per share and share amounts)	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Net loss	$(4,986)	$(3,295)	$(9,914)	$(6,755)
Less: dividend on Series A	—	407		856
Less: dividend on Series B	—	539		1,132
Loss available to common shareholders for the purpose of calculating basic and diluted net loss per share	$(4,986)	$(4,241)	$(9,914)	$(8,743)
Weighted average common shares, basic and diluted	10,003,963	709,500	9,858,502	690,719
Net loss per share, basic and diluted	$(0.50)	$(5.98)	$(1.01)	$(12.66)

The weighted average shares outstanding, reported loss per share and potential dilutive common share equivalents for the periods prior to November 21, 2016, the date of the reverse merger arising from the share purchase transaction with Carbylan, have been retrospectively adjusted to reflect historical weighted-average number of common shares outstanding multiplied by the exchange ratio established in the share purchase agreement.

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

Recently Issued Accounting Pronouncements Not Yet Adopted: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The Company expects to adopt the updated standard in the first quarter of fiscal 2019 using the modified retrospective method of adoption. The Company is assessing the impact that adoption of this new guidance will have on the consolidated financial statements. The Company’s only significant revenue generating arrangement is the arrangement with Merck, which is currently being evaluated for the impact that the adoption of this guidance will have on the consolidated financial statements.

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

3.	Accrued Expenses

Accrued expenses consisted of the following as of (in thousands):

	October 31,	April 30,
	2017	2017
Accrued compensation expense	$792	$1,300
Accrued research expense	1,010	348
Accrued professional fees	309	146
Other accrued expenses	142	71
	$2,253	$1,865

4.	Commitments and Contingencies

Lease Commitments: The Company is party to several operating leases for office and laboratory space as well as a capital lease for certain lab equipment, which commenced in the three months ended October 31, 2017. The capital lease has a term of 24 months, for which the Company made a down payment of approximately $102,000 and will make monthly lease payments of approximately $18,000 over the term of the lease.  Rent expense is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

Future minimum lease payments under these leases as of October 31, 2017 are as follows (in thousands):

	Capital Leases	Operating Leases
2018	$127	$110
2019	218	223
2020	55	225
2021	—	228
2022 and thereafter	—	328
Total minimum lease payments	400	$1,114
Less amounts representing interest	(31)
Present value of minimum payments	369
Current portion	(220)
Long-term portion	$149

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that such expenditures can be reasonably estimated. There are no contingent liabilities requiring accrual at October 31, 2017.

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

5.      Merck Arrangement

On October 6, 2017, the Company’s wholly-owned U.K. based subsidiary KalVista Pharmaceuticals Limited (“KalVista Limited) and Merck Sharp & Dohme Corp. (“Merck”) entered into an option agreement (the “Option Agreement”). The Company is the guarantor of KalVista Limited’s obligations under the Option Agreement. Under the terms of the Option Agreement, the Company, through KalVista Limited, has granted to Merck an option to acquire KVD001 through a period following completion of a Phase 2 clinical trial. The Company, through KalVista Limited, has also granted to Merck a similar option to acquire investigational orally delivered molecules for DME that the Company will continue to develop as part of its ongoing research and development activities through a period following the completion of a Phase 2 clinical trial. The Company, through KalVista Limited, also granted to Merck a non-exclusive license to use the compounds solely for research purposes, and is required to use its diligent efforts to the develop the two compounds through the completion of Phase 2 clinical trials. The Company will fund and retain control over the planned Phase 2 clinical trial of KVD001 as well as development of the investigational oral DME compounds through Phase 2 clinical trials unless Merck determines to exercise its options earlier, at which point Merck will take responsibility for all development and commercialization activities for the two compounds. The Company’s development efforts under the Option Agreement will be governed by a joint steering committee consisting of equal representatives from the Company and Merck.

Under the terms of the Option Agreement, Merck paid a non-refundable upfront fee of $37 million to KalVista Limited in November 2017. If Merck exercises both options under the Option Agreement, KalVista Limited could receive up to an additional $715 million composed of option exercise payments and clinical, regulatory, and sales-based milestone payments. In addition, the Company is eligible for tiered royalties on global net sales ranging from mid-single digits to double digit percentages. Merck may terminate the Option Agreement at any time upon written notice to the Company. KalVista Limited may terminate the Option Agreement in the event of Merck’s material breach of the Option Agreement, subject to cure.

Concurrent with the Option Agreement, the Company and Merck also entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which Merck paid approximately $9.1 million to purchase 1,070,589 new shares of the Company’s common stock at a price of $8.50 per share.

The Company determined that the Option Agreement and the Stock Purchase Agreement were negotiated and executed contemporaneously, and therefore should be combined as one arrangement for accounting purposes. The Company evaluated the arrangement in accordance with the provisions of ASC 605-25. The Company determined that the arrangement contains the following deliverables: (i) a non-exclusive license to use the two compounds solely for research purposes, (ii) research and development services related to the development of KVD001 through completion of a Phase 2 clinical trial, (iii) research and development services related to the development of the Oral DME Compounds, and (iv) unregistered shares of the Company’s common stock.

The Company has determined that Merck’s options to acquire KVD001 and the Oral DME Compounds are substantive options. Merck is not contractually obligated to exercise the options. The Company has determined that Merck’s options to acquire KVD001 and the Oral DME Compounds are not priced at a significant and incremental discount. Consequently, the Company determined that Merck’s options are not deliverables in the arrangement.

The Company further determined that the research license granted did not have standalone value from the respective research and development services, as the license could not be used on its own by Merck for its intended purpose of developing and commercializing KVD001 and the Oral DME Compounds on a standalone basis. As a result, the research license has been combined with the respective research and development services for KVD001 and the Oral DME Compounds as two units of accounting (the “KVD001 Unit of Accounting” and the “Oral DME Unit of Accounting”). The Company has concluded that the common stock deliverable identified at the inception of the arrangement has standalone value from the other deliverables and therefore represents a separate unit of accounting (the “Common Stock Unit of Accounting”).

Therefore, the Company has identified three units of accounting under the arrangement as follows: (i) the KVD001 Unit of Accounting, (ii) the Oral DME Unit of Accounting, and (iii) the Common Stock Unit of Accounting. Allocable arrangement consideration at inception of the arrangement is comprised of the non-refundable up-front payment of $37.0 million and the payment for the common stock of $9.1 million. The Company allocated the $9.1 million payment to the common stock, as this represented the fair value of the shares issued based on arms-length negotiations between the Company and Merck. The amount allocated to the common stock is recorded to stockholders’ equity at the date of issuance. The Company allocated the remaining allocable consideration of $37.0 million to the remaining units of accounting using the relative-selling price method.

The Company determined that neither vendor-specific objective evidence or third-party evidence is available for any of the units of accounting identified at arrangement inception. Accordingly, the selling price of each unit of accounting was developed using management’s best estimate of selling price.

The Company developed the Best Estimate of Selling Price (“BESP”) for the KVD001 Unit of Accounting and Oral DME Unit of Accounting by applying a risk-adjusted analysis of discounted cash flows and the allocable arrangement consideration was allocated among the separate units of accounting using the relative selling price method. The amount allocated to each Unit of Accounting will be recognized as revenue on a proportional performance basis. During the three months ended October 31, 2017, the Company recognized approximately $0.9 million of revenue with respect to the arrangement with Merck. As of October 31, 2017, as no cash from the option agreement had been received, no deferred revenue related to the arrangement with Merck has been recorded.  Accrued income of approximately $0.9 million has been included within grant and other receivables on the condensed consolidated balance sheet.

6.Grant Income

Grant income is primarily recognized through an agreement with the Technology Strategy Board (“TSB”), a United Kingdom government organization. The Company recognizes revenue for reimbursements of research and development costs as the services are performed up to an agreed upon threshold. The Company records these reimbursements as revenue and not as a reduction of research and development expenses, as the Company has the risks and rewards as the principal in the research and development activities. Any services performed and not yet collected upon are shown as a receivable. During the three months ended October 31, 2017 and 2016, revenue recognized through the TSB grant amounted to $0.3 million and $0.2 million, respectively. The TSB had authorized a total amount of up to $7.3 million over the lifetime of the agreements between the Company and the TSB, to accelerate the development of the oral drug program. As of October 31, 2017, the the development activities related to the TSB grant have been substantially completed and the Company does not anticipate significant further reimbursements.

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

You should read the following discussion in conjunction with our unaudited interim condensed financial statements and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, the success, cost and timing of our product development activities and clinical trials as well as other activities we may undertake.  Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our Annual Report on Form 10-K or described elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context indicates otherwise, in this Quarterly Report on Form 10-Q, the terms “KalVista,” “Company,” “we,” “us” and “our” refer to KalVista Pharmaceuticals, Inc. and, where appropriate, its consolidated subsidiary.

Management Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of serine protease inhibitors as new treatments for diseases with significant unmet need. Our initial focus is on developing small molecule inhibitors of plasma kallikrein for two indications: hereditary angioedema (“HAE”) and diabetic macular edema (“DME”). The strategy in HAE is to develop a portfolio of program candidates in order to create a best-in-class oral therapy. We are completing the first clinical study of our first oral HAE candidate, KVD818, and have made the regulatory filing required to commence a clinical trial for the second planned HAE candidate, KVD900. We anticipate this trial for KVD900 will begin to enroll in early 2018 and we also intend to advance a third HAE candidate to the clinic in 2018. Our intent is to obtain data on multiple molecules prior to making decisions on which program, or programs, to advance into later stage trials.

We have also developed KVD001, an intravitreally administered plasma kallikrein inhibitor for DME. In October 2017, our wholly-owned U.K. based subsidiary KalVista Pharmaceuticals Limited (“KalVista Limited) and Merck Sharp & Dohme Corp. (“Merck”) entered into an option agreement (the “Option Agreement”). Under the terms of the Option Agreement, we have granted to Merck an option to acquire KVD001 through a period following completion of a Phase 2 clinical trial. We also granted to Merck a similar option to acquire investigational orally delivered molecules for DME (the “Oral DME Compounds”) that we will continue to develop as part of our ongoing research and development activities through a period following the completion of a Phase 2 clinical trial. We anticipate commencing a Phase 2 clinical trial for KVD001 by the end of 2017.

Under the terms of the Option Agreement, Merck paid us a non-refundable upfront fee of $37 million in November 2017. If Merck exercises both options under the Option Agreement, we could receive up to an additional $715 million composed of option exercise payments and clinical, regulatory, and sales-based milestone payments. In addition, we are eligible for tiered royalties on global net sales ranging from mid-single digits to double digit percentages. See discussion in Note 5 to the unaudited interim condensed consolidated financial statements.

Concurrent with the Option Agreement, we and Merck also entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which Merck paid approximately $9.1 million to purchase 1,070,589 new shares of our common stock at a price of $8.50 per share.

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

We have funded operations primarily through the issuance and sale of preferred stock and common stock, the share purchase transaction with Carbylan Therapeutics, Inc.(“Carbylan”), the Option Agreement, and grant income. As of October 31, 2017, we had an accumulated deficit of $65.8 million and $28.1 million of cash and cash equivalents. Our working capital and the receipt of the proceeds from the Option Agreement are anticipated to fund our operations for at least the next twelve months from the date the unaudited consolidated financial statements are issued.

Our headquarters is located in Cambridge, Massachusetts, with substantial research activities located in Porton Down, United Kingdom.

Financial Overview

Revenue

We have received grant income to support our research and development activies primarily through an agreement with the Technology Strategy Board (“TSB”), a United Kingdom government organization. Under the terms of the grant the TSB had authorized a total amount of up to $7.3 million over the lifetime of the agreements between us and TSB, to accelerate the development of the oral drug program. As of October 31, 2017, the development activities related to the TSB grant have been substantially completed and we do not anticipate any significant further reimbursements.

Other revenue consists of the upfront fees from the Option Agreement, which is recognized as revenue on a proportional performance basis as the related research and development activities are conducted.

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

We expect ongoing general and administrative expenses to increase in the future as we expand our operating activities, maintain and expand the patent portfolio and incur additional costs associated with the management of a public company and maintaining compliance with exchange listing and requirements of the Securities and Exchange Commission. These potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations, among others.

Other Income

Other income consists of bank interest, research and development tax credits from the United Kingdom government’s tax incentive programs set up to encourage research and development in the United Kingdom and realized and unrealized exchange rate gains/losses on cash held in foreign currencies.

Income Taxes

We historically have incurred net losses and have no corporation tax liabilities. We file U.S. Federal tax returns, as well as certain state returns. We also file returns in the United Kingdom.  Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. Because of the operating losses and the full valuation allowance provided on all deferred tax assets, including the net operating losses, no tax provision has been recognized in the periods presented.

Results of Operations

Comparison of three months ended October 31, 2017 and 2016

The following table sets forth the key components of our results of operations for the three months ended October 31, 2017 and 2016 (in thousands):

	Three Months Ended
	October 31,		Increase
	2017	2016	(decrease)

Revenue	$1,127	$197	$930
Operating expenses
Research and development expenses	4,361	2,929	1,432
General and administrative expenses	2,703	1,293	1,410
Other income (expense)
Interest, exchange rate gain (loss) and other income	951	730	221

Revenue. Revenue was $1.1 million in the three months ended October 31, 2017 compared to $0.2 million for the same period in the prior year. The increase of $0.9 million was due primarily to $0.9 million of revenue from the Option Agreement recognized in the three months ended October 31, 2017 as well as an increase of $0.1 million in grant income which was primarily due to an increase in activity related to the TSB grant in the three months ended October 31, 2017 compared to the same period in the prior year. Reported revenues will increase significantly in future periods as the proceeds from the Option Agreement are recognized as services are performed.

Research and Development Expenses. Research and development expenses were $4.4 million for the three months ended October 31, 2017 compared to $2.9 million for the same period in the prior year, primarily due to an increase in early stage research activities. The impact of exchange rates on research and development expenses was an increase to expenses of approximately $0.1 million in the three months ended October 31, 2017 compared to the same period in the prior year.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	October 31,
	2017	2016
Intravitreal	$598	$253
Oral	205	651
Additional oral programs	935	750
Early stage research activities	2,623	1,275
Total	$4,361	$2,929

Expenses for the intravitreal program were $0.6 million for the three months ended October 31, 2017 compared to $0.3 million for the same period in the prior year due to preparations for the initiation of a Phase 2 clinical trial for KVD001.

Expenses for the oral program were $0.2 million in the three months ended October 31, 2017 compared to $0.7 million for the same period in the prior year as a result of the completion of toxicology studies in the prior year. We expect the expenses to increase significantly in future periods as our first-in-human study for KVD900 commences.

Expenses for the additional oral programs were $0.9 million in the three months ended October 31, 2017 compared to $0.8 million for the same period in the prior year due to the timing of expenses incurred in connection with the progression of multiple candidates through discovery characterization, initial scale-up manufacture and entry into early toxicology assessment.

Expenses for early stage research activities were $2.6 million for the three months ended October 31, 2017 compared to $1.3 million for the same period in the prior year due to increased headcount and additional projects compared to the same period in the prior year. We anticipate that expenses will continue to increase as multiple candidates are assessed in discovery and advanced into early stage development.

General and Administrative Expenses. General and administrative expenses were $2.7 million for the three months ended October 31, 2017 compared to $1.3 million for the same period in the prior year. The increase of $1.4 million was substantially due to $1.2 million of payroll related expenses and $0.2 million of other administrative expenses related to the increased cost of operations as a public company. We expect to continue to incur additional expenses related to our operations as a public company.

Other Income. Other income was $1.0 million for the three months ended October 31, 2017 compared to $0.7 million for the same period in the prior year. The increase of $0.3 million was primarily due to an increase of $0.5 million in income from research and development tax credits, which was somewhat offset by a decrease in foreign currency exchange rate gains of $0.3 million from cash held in USD accounts in our U.K. subsidiary.

Comparison of six months ended October 31, 2017 and 2016

The following table sets forth the key components of our results of operations for the six months ended October 31, 2017 and 2016 (in thousands):

	Six Months Ended
	October 31,		Increase
	2017	2016	(decrease)

Revenue	$1,223	$1,141	$82
Operating expenses
Research and development expenses	7,837	6,330	1,507
General and administrative expenses	4,776	3,946	830
Other income (expense)
Interest, exchange rate gain (loss) and other income	1,476	2,380	(904)

Revenue. Revenue was $1.2 million in the six months ended October 31, 2017 compared to $1.1 million for the same period in the prior year. The increase of $0.1 was due primarily to $0.9 million of revenue recognized from the Option Agreement, which is being recognized as services are being performed, that was mostly offset by a decrease in grant income of $0.8 million related to a decrease in activity related to the TSB and another grant compared to the same period in the prior year.

Research and Development Expenses. Research and development expenses were $7.8 million for the six months ended October 31, 2017 compared to $6.3 million for the same period in the prior year. The increase of $1.5 million was primarily due to an increase of $2.2 million in early stage research activities, offset by a decrease of $1.2 million in the oral program. The impact of exchange rates on research and development expenses was an increase to expenses of approximately $0.2 million in the six months ended October 31, 2017 compared to the same period in the prior year.

Research and development expenses by major programs or categories were as follows (in thousands):

	Six Months Ended
	October 31,
	2017	2016
Intravitreal	$766	$417
Oral	918	2,104
Additional oral programs	1,436	1,360
Early stage research activities	4,717	2,449
Total	$7,837	$6,330

Expenses for the intravitreal program were $0.8 million for the six months ended October 31, 2017 compared to $0.4 million for the same period in the prior year due to the preparations for the initiation of a Phase 2 clinical trial for KVD001.

Expenses for the oral program were $0.9 million in the six months ended October 31, 2017 compared to $2.1 for the same period in the prior year as a result of the completion of toxicology studies in the prior year.

Expenses for the additional oral programs were $1.4 million in the six months ended October 31, 2017 which was relatively flat compared to the same period in the prior year, as we incurred similar levels of expenses in connection with the progression of multiple candidates through discovery characterization, initial scale-up manufacture and entry into early toxicology assessment.

Expenses for the early stage research activities were $4.7 million for the six months ended October 31, 2017 compared to $2.5 million for the same period in the prior year due to increased headcount and additional projects compared to the same period in the prior year. We anticipate that research and development expenses will continue to increase as multiple candidates are assessed in discovery and advanced into early stage development.

General and Administrative Expenses. General and administrative expenses were $4.8 million for the six months ended October 31, 2017 compared to $3.9 million for the same period in the prior year. The increase of $0.9 million was substantially due to an increase of $1.7 million of payroll related expenses and an increase of $0.4 million in other administrative expenses such as insurance, which was somewhat offset by a $1.3 million decrease in professional fees. We expect to continue to incur additional expenses related to our operations as a public company.

Other Income. Other income was $1.5 million for the six months ended October 31, 2017 compared to $2.4 million for the same period in the prior year The decrease of $0.9 million was primarily due to a $1.7 million decrease in foreign currency exchange rate gains from cash held in USD accounts in our U.K. subsidiary, offset by a $0.8 million increase in income from research and development tax credits.

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

We have funded our operations primarily through the issuance and sale of preferred stock and common stock, the share purchase transaction with Carbylan, the Option Agreement, and grant income. As of October 31, 2017, we have received cumulative equity funding totaling $67.7 million, grant income of $9.1 million and have an accumulated deficit of $65.8 million. Our working capital, primarily cash, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued. Accordingly, the unaudited interim condensed consolidated financial statements have been prepared on a going concern basis.

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

Cash Flows

The following table shows a summary of the net cash flow activity for the six months ended October 31, 2017 and 2016 (in thousands):

	Six Months Ended
	October 31,
	2017	2016

Cash flows used in operating activities	$(11,707)	$(9,840)
Cash flows used in investing activities	(161)	(61)
Cash flows provided by financing activities	9,051	—
Effect of exchange rate changes on cash	(5)	(1,177)
Net decrease in cash and cash equivalents	$(2,822)	$(11,078)

Net cash used in operating activities

Net cash used in operating activities of $11.7 million for the six months ended October 31, 2017 consisted primarily of a net loss of $9.9 million, favorable adjustments from non-cash items of $0.6 million and unfavorable net working capital movements of $2.4 million, which consisted primarily of a $1.4 million increase in the research and development tax credit receivable. Cash used in operating activities of $9.8 million for the six months ended October 31, 2016 consisted of a net loss of $6.8 million, adverse working capital movements of $1.5 million consisting primarily of an increase in the research and development tax credit receivable of $0.7 million and a decrease in accrued expenses of $1.1 million and an adjustment of foreign currency remeasurement gains of $1.7 million.

Net cash used in investing activities

The increase in net cash used in investing activities for the six months ended October 31, 2017 compared to the same period in the prior year primarily consisted of the acquisition of laboratory equipment and capital expenditures related to the new office in Cambridge, Massachusetts. We expect to incur additional capital expenditures in the remainder of this fiscal year related primarily to the build out of our new administrative and research facility in Porton Down, United Kingdom.

Net cash provided by financing activities

The increase in net cash provided by finacing activities during the six months ended October 31, 2017 compared to the same period in the prior year was $9.1 million due to the issuance and sale of common stock to Merck in October 2017.

Operating Capital Requirements

To date, we have not generated any product sales revenues and we do not have any products that have been approved for commercialization. We do not expect to generate significant revenue unless and until we obtain regulatory approval for, and commercialize, one of our current or future product candidates. We anticipate that we will continue to incur losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, product candidates, and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. As a result of the completion of the share purchase transaction with Carbylan in November 2016, we incur additional costs associated with operating as a public company. We currently anticipate that, based upon our operating plans, existing capital resources, the additional funding secured through the share purchase transaction and the Option Agreement, we have sufficient funding to operate for at least the next twelve months.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. We are party to several operating leases for office and laboratory space as well as a capital lease for certain laboratory equipment as of October 31, 2017.  See the minimum lease payments schedule in Note 4 to the unaudited interim condensed consolidated financial statements.

Off-Balance Sheet Arrangements

At October 31, 2017 we were not a party to any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported revenue and expenses during the reported periods. We evaluate these estimates and judgments, including those described below, on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 to the unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our significant accounting policies and assumptions used in applying those policies. While the accounting policies and estimates that we deem to be critical are discussed in more detail in the Annual Report on Form 10-K filed on July 27, 2017, the following accounting policies have become critical since the filing of our Annual Report.

Revenue Recognition

We recognize revenue from research and development arrangements and grant income. Revenue is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

Grant income is received for the development and commercialization of product candidates through sponsored research arrangements with non-profit organizations and from federal research and development grant programs. Revenue is recognized as qualifying research and development costs are incurred. The existing grant program is sponsored by the U.K. government and is substantially complete, with no significant further reimbursements anticipated.

For arrangements that involve the delivery of more than one element, such as the Option Agreement, each product, service and/or right to use assets is evaluated to determine whether it qualifies as a separate unit of accounting. This determination is based on whether the deliverable has “stand-alone value” to the customer. The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price and (iii) best estimate of selling price (“BESP”). The BESP reflects our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis. The consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation.

Commencing in October 2017, we began recognizing revenue under the Merck arrangement as discussed in Note 5 to the unaudited condensed consoliated financial statements.  We determined that the research license granted did not have standalone value from the respective research and development services, as the license could not be used on its own by Merck for its intended purpose of developing and commercializing KVD001 and the Oral DME Compounds on a standalone basis. As a result, the research license has been combined with the respective research and development services for KVD001 and the Oral DME Compounds as two units of accounting (the “KVD001 Unit of Accounting” and the “Oral DME Unit of Accounting”). We allocated the allocable consideration of $37 million to these two units of accounting using the relative-selling price method.

Neither vendor-specific objective evidence or third-party evidence is available for any of the units of accounting identified at arrangement inception. Accordingly, the selling price of each unit of accounting was developed using management’s best estimate of selling price (“BESP”).  BESP for the KVD001 Unit of Accounting and the Oral DME Unit of Accounting were determined by applying a risk-adjusted analysis of discounted cash flows and the allocable arrangement consideration was allocated among the separate units of accounting using the relative selling price method.

The amount allocated to the KVD001 Unit of Accounting and the Oral DME Unit of Accounting will be recognized as revenue on a proportional performance basis as the research and development activities are conducted through completion of the respective Phase 2 clinical trials. The period of service and estimates of proportional performance did not have a significant impact on the revenue recognized in the quarter ended October 31, 2017 but will have a significant impact on revenue in future periods.  If the period over which revenue is attributed changes or the estimates of proportional performance change, the reported revenue could be materially impacted.

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

Foreign Exchange Rate Risk

We maintain cash balances primarily in both U.S. Dollars (“USD”) and British Pound Sterling (“GBP”) to fund ongoing operations. Cash and cash equivalents as of October 31, 2017 was $28.1 million and consisted of readily available checking and bank deposit accounts held primarily in both USD and GBP. As of October 31, 2017, 89% of cash and cash equivalents were held in USD and 11% in GBP. We currently incur significant expenses in GBP and convert USD as needed to fund those expenses. We do not believe our cash and cash equivalents are exposed to significant exchange rate risk, though we do not currently engage in exchange rate hedging or other similar activities. A 10% change in the exchange rate would result in a net gain or loss of approximately $0.3 million.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on the results of operations for any periods presented herein.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2017.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, except as described below. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, which could materially affect our business, financial condition, or future results. The risks described here and in our Annual Report on form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, or operating results.

We may face operational disruptions due to lack of adequate facilities.

We are highly dependent upon our U.K. facility to conduct our scientific research. Our lease on that facility expired on November 30, 2017, and we currently continue to occupy the facility on a month-to-month basis with our landlord, whose master lease on the facility expires on December 22, 2017. Although we believe the risk of being forced to vacate our current facility without the ability to move to a new one is low, we have not yet signed a lease for the new facility to which we plan to move our operations in 2018. If we are forced to vacate our current spaces in advance of our move to a new facility, or if we are unable to obtain a lease for our planned new facility, it could cause a severe disruption to our scientific activities that could materially endanger our business and future prospects.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed on a Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 10, 2017, we sold 1,070,589 shares of our common stock to Merck at a price of $8.50 per share, for aggregate proceeds of approximately $9.1 million. There were no placement agents used, or any underwriting discounts or commissions paid in connection with the transaction. The sale and issuance of the shares of common stock was made in reliance on the exemption afforded by Section 4(a)(2) under the Securities Act of 1933 and Regulation D promulgated under the Securities Act.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

          Not applicable.

Item 6.	EXHIBITS

Exhibits

10. 1†	Option Agreement, dated October 6, 2017, by and between KalVista Pharmaceuticals Limited and Merck Sharp & Dohme Corp.

10.2†	Stock Purchase Agreement, dated October 6, 2017, by and between the Registrant and Merck Sharp & Dohme Corp.

10.3	Voting Agreement, dated October 6, 2017, by and between the Registrant and Merck Sharp & Dohme Corp.

10.4	Executive Employment Agreement, dated August 21, 2017, by and between the Registrant and Andreas Maetzel.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*

This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

†	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to a confidential treatment request under Rule 24b-2 promulgated under the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALVISTA PHARMACEUTICALS, INC.

Date: December 14, 2017	By:	/s/ T. Andrew Crockett
T. Andrew Crockett Chief Executive Officer (Principal Executive Officer)

Date: December 14, 2017	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Financial Officer (Principal Financial and Accounting Officer)