Form 10-Q
period 2018-01-31
KalVista Pharmaceuticals, Inc.
filed 2018-03-16
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2018

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

As of March 1, 2018 the registrant had 10,795,895 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	January 31,	April 30,
	2018	2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$58,678	$30,950
Research and development tax credit receivable	4,989	2,250
Grants and other receivables	40	297
Prepaid expenses and other current assets	2,003	701
Total current assets	65,710	34,198
Other assets	173	50
Property and equipment, net	774	97
Total assets	$66,657	$34,345
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,575	$1,153
Accrued expenses	2,290	1,865
Deferred revenue - current portion	19,996	—
Capital lease liability - current portion	222	—
Total current liabilities	24,083	3,018
Long-term liabilities:
Deferred revenue - net of current portion	13,889	—
Capital lease liability - net of current portion	117	—
Total long-term liabilities	14,006	—
Commitments and contingencies (Note 4)
Stockholders’ equity
Common stock, $0.001 par value
Shares authorized: 100,000,000
Shares issued and outstanding: 10,792,646	11	10
Additional paid-in capital	99,696	89,815
Accumulated deficit	(71,003)	(55,855)
Accumulated other comprehensive loss	(136)	(2,643)
Total stockholders’ equity	28,568	31,327
Total liabilities and stockholders’ equity	$66,657	$34,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Revenue	$2,331	$248	$3,554	$1,390
Operating Expenses:
Research and development	4,548	3,339	12,385	9,670
General and administrative	2,129	5,026	6,905	8,973
Total operating expenses	6,677	8,365	19,290	18,643
Operating loss	(4,346)	(8,117)	(15,736)	(17,253)
Other income (expense):
Interest income	14	7	17	31
Foreign currency exchange gain (loss)	(1,887)	(195)	(1,836)	1,511
Other income	985	661	2,407	1,310
Total other income (expense)	(888)	473	588	2,852
Net loss	$(5,234)	$(7,644)	$(15,148)	$(14,401)
Other comprehensive loss:
Foreign currency translation adjustments	2,434	166	2,507	(2,832)
Comprehensive loss	$(2,800)	$(7,478)	$(12,641)	$(17,233)
Net loss per share to common stockholders, basic and diluted	$(0.49)	$(1.03)	$(1.49)	$(5.50)
Weighted average common shares outstanding, basic and diluted	10,788,556	7,657,874	10,168,520	3,013,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	January 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(15,148)	$(14,401)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	129	29
Stock-based compensation	779	228
Foreign currency remeasurement (gain) loss	(500)	(1,464)
Changes in operating assets and liabilities:
Research and development tax credit receivable	(2,383)	(1,303)
Prepaid expenses and other current assets	(1,206)	(689)
Grants and other receivables	281	36
Other assets	(123)	—
Accounts payable	548	(1,957)
Accrued expenses	332	(1,560)
Deferred revenue	33,804	—
Net cash provided by (used in) operating activities	16,513	(21,081)
Cash Flows from Investing Activities
Cash acquired in transaction	—	34,139
Acquisition of property and equipment	(343)	(67)
Net cash provided by (used in) investing activities	(343)	34,072
Cash Flows from Financing Activities
Capital lease principal payments	(101)	—
Issuance of common stock	9,100	2
Net cash from financing activities	8,999	2
Effect of exchange rate changes on cash	2,559	(1,259)
Net increase in cash and cash equivalents	27,728	11,734
Cash and cash equivalents at beginning of period	30,950	21,764
Cash and cash equivalents at end of period	$58,678	$33,498

Supplemental Disclosures of Non-cash Financing Activities
Capital leases	$513	$—
Conversion of preferred stock to common stock	$—	$58,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	The Company

KalVista Pharmaceuticals, Inc. (“KalVista” or the “Company”) is a clinical stage pharmaceutical company focused on the discovery, development and commercialization of serine protease inhibitors as new treatments for diseases with significant unmet need. The Company’s initial focus is on developing small molecule inhibitors of plasma kallikrein for two indications: hereditary angioedema (“HAE”) and diabetic macular edema (“DME”). The strategy in HAE is to develop a portfolio of program candidates in order to create a best-in-class oral therapy. The Company intends to obtain data on multiple molecules prior to making decisions on which program, or programs, to advance into later stage trials, as well as which specific indications to pursue within HAE.

The Company also has developed KVD001, an intravitreally administered plasma kallikrein inhibitor for DME. In October 2017, the Company’s wholly-owned, U.K. based subsidiary KalVista Pharmaceuticals Limited (“KalVista Limited) and Merck Sharp & Dohme Corp. (“Merck”) entered into an option agreement (the “Option Agreement”) under which the Company granted to Merck an option to acquire KVD001 through a period following completion of a Phase 2 clinical trial. The Company also granted to Merck a similar option to acquire investigational orally delivered molecules for DME (the “Oral DME Compounds”) that it will continue to develop as part of its ongoing research and development activities, through a period following the completion of a Phase 2 clinical trial.  Under the terms of the Option Agreement, Merck paid to the Company a non-refundable upfront fee of $37 million in November 2017. See Note 5 for further discussion of the arrangement with Merck.

In January 2018, the Company announced the initiation of a Phase 2 clinical trial for KVD001. This study is anticipated to enroll a total of 123 patients to evaluate the safety and efficacy of KVD001 in patients with DME who have received previous anti-VEGF therapy but continue to demonstrate reduced visual acuity and significant edema. The double-masked study will consist of two active arms receiving low or high dose injections, and a sham control arm. Patients will receive a total of four injections over a three month period, with evaluation at the end of the dosing period and for three months following. The endpoints include safety and tolerability, best corrected visual acuity, central subfield thickness, and the diabetic retinopathy severity scale. The Company anticipates that data from this study will be available in the second half of 2019. Once the Company provides certain data resulting from the study to Merck pursuant to the Option Agreement, Merck will have a defined period to exercise the option on KVD001, as well as to make an additional payment to maintain the option on the Oral DME Compounds.

Also in January 2018, the Company announced the initiation of a first-in-human study for KVD900, the next program to advance to clinical trials from the Company’s HAE portfolio. The Phase 1 trial of KVD900 is dosing healthy volunteers to evaluate the safety, tolerability and exposure of the drug candidate, and a plasma-based assay will be used to assess the pharmacodynamic effect of KVD900. The Company expects to provide an update on the status and progress of the HAE portfolio, including KVD900, in mid-2018. The Company also intends to advance at least one additional HAE drug candidate to the clinic before the end of 2018.

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

The Company has funded its operations primarily through the issuance and sale of preferred stock and common stock, the share purchase transaction with Carbylan Therapeutics, Inc. (“Carbylan”), the Option Agreement, and grant income. As of January 31, 2018, the Company had an accumulated deficit of $71.0 million and $58.7 million of cash and cash equivalents. The Company’s working capital, primarily cash, is anticipated to fund the Company’s operations for at least the next twelve months from the date these interim condensed consolidated financial statements are issued. Accordingly, the unaudited interim condensed consolidated financial statements have been prepared on a going concern basis.

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

The Company’s headquarters is located in Cambridge, Massachusetts, with research activities located in Porton Down, United Kingdom and Boston, Massachusetts.

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

Net Loss per Share Attributable to Common Stockholders: Basic and diluted net income (loss) per share is presented in conformity with the two-class method required for participating securities. Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Net income (loss) attributable to common shareholders is determined by allocating undistributed earnings between holders of common and convertible preferred shares, based on the contractual dividend rights contained in the Company’s preferred share agreement. Where there is an undistributed loss, no amount is allocated to the convertible preferred shares. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options.

 Potential dilutive common share equivalents consist of:

	January 31,
	2018	2017
Stock Options	315,908	120,127

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. As a result, there is no difference between the Company’s basic and diluted loss per share for the periods presented.

Basic and diluted net loss per share (in thousands, except share and per share amounts)	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Net loss	$(5,234)	$(7,644)	$(15,148)	$(14,401)
Less: dividend on Series A	—	91	—	935
Less: dividend on Series B	—	120	—	1,237
Loss available to common shareholders for the purpose of calculating basic and diluted net loss per share	$(5,234)	$(7,855)	$(15,148)	$(16,573)
Weighted average common shares, basic and diluted	10,788,556	7,657,874	10,168,520	3,013,073
Net loss per share, basic and diluted	$(0.49)	$(1.03)	$(1.49)	$(5.50)

The weighted average shares outstanding, reported loss per share and potential dilutive common share equivalents for the periods prior to November 21, 2016, the date of the reverse merger arising from the share purchase transaction with Carbylan, have been retrospectively adjusted to reflect historical weighted average number of common shares outstanding multiplied by the exchange ratio established in the share purchase agreement.

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

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases” (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The new lease guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted, however, the Company does not intend to early adopt. See Note 4 for additional information regarding the Company’s lease obligations.

Recently Adopted Accounting Prouncements: In March 2016, the FASB issued ASU No. 2016-09, Compensation –Stock Compensation (Topic 718) (“ASU 2016-09”) to require changes to several areas of employee share-based payment accounting in an effort to simplify share-based reporting. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes and forfeitures. The Company adopted this standard in the quarter ended July 31, 2017, and will account for forfeitures as incurred. The adoption of this standard did not have a material impact on the unaudited interim condensed consolidated financial statements.

3.	Accrued Expenses

Accrued expenses consisted of the following as of January 31, 2018 and April 30, 2017 (in thousands):

	January 31,	April 30,
	2018	2017
Accrued compensation expense	$1,051	$1,300
Accrued research expense	753	348
Accrued professional fees	233	146
Other accrued expenses	253	71
	$2,290	$1,865

4.	Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules duing the course of the toxicology studies and clinical trials and are not refundable regardless of the outcome. The Company has a contractual obligation related to the expected future costs to be incurred to complete the ongoing toxicology studies and clinical trials. The remaining commitment, which has cancellation provisions, totals $8.8 million at January 31, 2018.

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

Future minimum lease payments under these leases as of January 31, 2018 are as follows (in thousands):

Fiscal year	Capital Leases	Operating Leases
2018	$59	$86
2019	234	223
2020	59	225
2021	—	228
2022 and thereafter	—	328
Total minimum lease payments	352	$1,090
Less amounts representing interest	(13)
Present value of minimum payments	339
Current portion	(222)
Long-term portion	$117

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that such expenditures can be reasonably estimated. There are no contingent liabilities requiring accrual at January 31, 2018.

As a result of the terms of grant income received in prior years, upon successful regulatory approval and following the first commercial sale of certain products, the Company will be required to pay royalty fees of up to $1.0 million within 90 days of the first commercial sale of the product subject to certain limitations, and follow on payments depending upon commercial success and type of product. Given the stage of development of the current pipeline of products it is not possible to predict with certainty the amount or timing of any such liability.

5.Merck Arrangement

On October 6, 2017, the Company’s wholly-owned U.K. based subsidiary KalVista Pharmaceuticals Limited (“KalVista Limited) and Merck Sharp & Dohme Corp. (“Merck”) entered into an option agreement (the “Option Agreement”). The Company is the guarantor of KalVista Limited’s obligations under the Option Agreement. Under the terms of the Option Agreement, the Company, through KalVista Limited, has granted to Merck an option to acquire KVD001 through a period following completion of a Phase 2 clinical trial. The Company, through KalVista Limited, has also granted to Merck a similar option to acquire investigational orally delivered molecules for DME that the Company will continue to develop as part of its ongoing research and development activities, through a period following the completion of a Phase 2 clinical trial. The Company, through KalVista Limited, also granted to Merck a non-exclusive license to use the compounds solely for research purposes, and is required to use its diligent efforts to develop the two compounds through the completion of Phase 2 clinical trials. The Company will fund and retain control over the planned Phase 2 clinical trial of KVD001 as well as development of the investigational oral DME compounds through Phase 2 clinical trials unless Merck determines to exercise its options earlier, at which point Merck will take responsibility for all development and commercialization activities for the compounds. The Company’s development efforts under the Option Agreement will be governed by a joint steering committee consisting of equal representatives from the Company and Merck.

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

The Company developed the Best Estimate of Selling Price (“BESP”) for the KVD001 Unit of Accounting and Oral DME Unit of Accounting by applying a risk-adjusted analysis of discounted cash flows and the allocable arrangement consideration was allocated among the separate units of accounting using the relative selling price method. The amount allocated to each Unit of Accounting will be recognized as revenue on a proportional performance basis. During the three months and nine months ended January 31, 2018, the Company recognized approximately $2.3 million and $3.2 million, respectively, of revenue with respect to the arrangement with Merck. As of January 31, 2018, deferred revenue on the condensed consolidated balance sheet was $33.9 million.

6.Grant Income

Grant income is primarily recognized through an agreement with the Technology Strategy Board (“TSB”), a United Kingdom government organization. The Company recognizes revenue for reimbursements of research and development costs as the services are performed up to an agreed upon threshold. The Company records these reimbursements as revenue and not as a reduction of research and development expenses, as the Company has the risks and rewards as the principal in the research and development activities. Any services performed and not yet collected upon are shown as a receivable. During the three and nine months ended January 31 2018 and 2017, revenue recognized through the TSB grant amounted to $6,000 and $248,000, and $0.4 million and $1.4 million, respectively. As of January 31, 2018, the development activities related to the TSB grant have been substantially completed and the Company does not anticipate significant further reimbursements.

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

7.Income Taxes

The 2017 Tax Act, which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits, and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of the Company’s foreign subsidiaries to U.S. taxation as global intangible low-taxed income (“GILTI”), as well as a base erosion and anti-abuse tax (“BEAT”) aimed at preventing the erosion of the U.S. tax base. These changes are effective beginning in the Company’s fiscal year beginning May 1, 2018.

The Company’s deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled. Because of the valuation allowance provided on the Company’s domestic net deferred tax assets, the remeasurement of the deferred tax assets and liabilities to the newly enacted rate has no impact on its tax provision.

The 2017 Tax Act eliminates the deferral of U.S. income tax on the historical unrepatriated earnings by imposing the Transition Toll Tax, which is a one-time mandatory deemed repatriation tax on undistributed foreign earnings. The Transition Toll Tax is assessed on the U.S. shareholder's share of the foreign corporation's accumulated foreign earnings that have not previously been taxed. The Company does not have any unrepatriated earnings that are subject to the Transition Toll Tax.

The Company’s preliminary conclusion is that GILTI and BEAT likely will not have an impact on its tax provision. However, the Company has not yet concluded on whether the impact of GILTI and BEAT will be included in the measurement of deferred taxes or recognized as assessed as period costs.

These preliminary estimates, including the remeasurement of deferred tax assets and liabilities, are subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the 2017 Tax Act, changes to certain estimates, and amounts related to the earnings and profits of foreign subsidiaries that might arise upon filing of the Company’s  tax returns. The final determination of the Transition Toll Tax and the remeasurement of deferred assets and liabilities will be completed as additional information becomes available, but not later than one year from the enactment of the 2017 Tax Act.

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

Management Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of serine protease inhibitors as new treatments for diseases with significant unmet need. Our initial focus is on developing small molecule inhibitors of plasma kallikrein for two indications: hereditary angioedema (“HAE”) and diabetic macular edema (“DME”). Our strategy in HAE is to develop a portfolio of program candidates in order to create a best-in-class oral therapy. We intend to obtain data on multiple molecules prior to making decisions on which program, or programs, to advance into later stage trials, as well as which specific indications to pursue within HAE.

We also have developed KVD001, an intravitreally administered plasma kallikrein inhibitor for DME. In October 2017, our wholly-owned, U.K. based subsidiary KalVista Pharmaceuticals Limited (“KalVista Limited) and Merck Sharp & Dohme Corp. (“Merck”) entered into an option agreement (the “Option Agreement”) under which we granted to Merck an option to acquire KVD001 through a period following completion of a Phase 2 clinical trial. We also granted to Merck a similar option to acquire investigational orally delivered molecules for DME (the “Oral DME Compounds”) that we will continue to develop as part of our ongoing research and development activities, through a period following the completion of a Phase 2 clinical trial.

Under the terms of the Option Agreement, Merck paid us a non-refundable upfront fee of $37 million in November 2017. If Merck exercises both options under the Option Agreement, we could receive up to an additional $715 million composed of option exercise payments and clinical, regulatory, and sales-based milestone payments. In addition, we are eligible for tiered royalties on global net sales ranging from mid-single digits to double digit percentages. Concurrent with the Option Agreement, we and Merck also entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which Merck paid approximately $9.1 million to purchase 1,070,589 new shares of our common stock.

In January 2018, we announced the initiation of a Phase 2 clinical trial for KVD001. This study is anticipated to enroll a total of 123 patients to evaluate the safety and efficacy of KVD001 in patients with DME who have received previous anti-VEGF therapy but continue to demonstrate reduced visual acuity and significant edema. The double-masked study will consist of two active arms receiving either low or high dose injections, and a sham control arm. Patients will receive a total of four injections over a three month period, with evaluation at the end of the dosing period and for three months following. The endpoints include safety and tolerability, best corrected visual acuity, central subfield thickness, and the diabetic retinopathy severity scale. We anticipate that data from this study will be available in the second half of 2019. Once we provide certain data from the study to Merck pursuant to the Option Agreement, Merck will have a defined period to exercise the option on KVD001, as well as to make an additional payment to maintain the option on the Oral DME Compounds.

Also in January 2018, we announced the initiation of a first-in-human study for KVD900, the next program to advance to clinical trials from our HAE portfolio. The Phase 1 trial of KVD900 is dosing healthy volunteers to evaluate the safety, tolerability and exposure of the drug candidate, and a plasma-based assay will be used to assess the pharmacodynamic effect of KVD900. We expect to provide an update on the status and progress of the HAE portfolio, including KVD900, in mid-2018. We also intend to advance at least one additional HAE drug candidate to the clinic before the end of 2018.

We have devoted substantially all of our efforts to research and development, including clinical trials of our product candidates. We have not completed the development of any product candidates. Pharmaceutical drug product candidates, like those being developed by us, require approvals from the FDA or foreign regulatory agencies prior to commercial sales. There can be no assurance that any product candidates will receive the necessary approvals and any failure to receive approval or delay in approval may have a material adverse impact on our business and financial results. We are subject to a number of risks and uncertainties similar to those of other life science companies developing new products, including, among others, the risks related to the necessity to obtain adequate additional financing, to successfully develop product candidates, to obtain regulatory approval of product candidates, to comply with government regulations, to successfully commercialize our potential products, to the protection of proprietary technology and to our dependence on key individuals.

Our headquarters is located in Cambridge, Massachusetts, with research activities located in Porton Down, United Kingdom and Boston, Massachusetts.

Financial Overview

Revenue

Our revenue consists primarily of a portion of the upfront fees from the Option Agreement, which is recognized as revenue on a proportional performance basis as the related research and development activities are conducted.

We have received grant income to support our research and development activies primarily through an agreement with the Technology Strategy Board (“TSB”), a United Kingdom government organization. Under the terms of the grant the TSB had authorized a total amount of up to $7.3 million over the lifetime of the agreements between us and TSB, to accelerate the development of the oral drug program. As of January 31, 2018, the development activities related to the TSB grant have been substantially completed and we do not anticipate any significant further reimbursements.

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

Completion dates and costs for clinical development programs as well as our research program can vary significantly for each current and future product candidate and are difficult to predict. As a result, we cannot estimate with any degree of certainty the costs associated with development of our product candidates at this point in time. We anticipate making determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of early research programs, results of ongoing and future clinical trials, our ability to enter into collaborative agreements with respect to programs or potential product candidates, as well as ongoing assessments as to the commercial potential of each current or future product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with general management, obtaining and maintaining our patent portfolio, professional fees for accounting, auditing, consulting and legal services, and general overhead expenses.

We expect ongoing general and administrative expenses to increase in the future as we expand our operating activities, maintain and expand the patent portfolio and incur additional costs associated with the management of a public company and maintaining compliance with exchange listing and requirements of the Securities and Exchange Commission. These potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and expenses associated with investor relations, among others.

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

Results of Operations

Comparison of three months ended January 31, 2018 and 2017

The following table sets forth the key components of our results of operations for the three months ended January 31, 2018 and 2017 (in thousands):

	Three Months Ended
	January 31,		Increase
	2018	2017	(decrease)

Revenue	$2,331	$248	$2,083
Operating expenses
Research and development expenses	4,548	3,339	1,209
General and administrative expenses	2,129	5,026	(2,897)
Other income (expense)
Interest, exchange rate gain (loss) and other income	(888)	473	(1,361)

Revenue. Revenue was $2.3 million in the three months ended January 31, 2018 compared to $0.2 million for the same period in the prior year. The increase of $2.1 million was due primarily to $2.3 million of revenue from the Option Agreement recognized in the three months ended January 31, 2018 compared to the same period in the prior year, which was offset by a decrease in grant revenue of $0.2 million. We expect that our reported revenues will increase in future periods as the proceeds from the Option Agreement are recognized as services are performed.

Research and Development Expenses. Research and development expenses were $4.5 million for the three months ended January 31, 2018 compared to $3.3 million for the same period in the prior year, primarily due to an increase in early stage research activities and the initiation of a Phase 2 clinical trial for KVD001. The impact of exchange rates on research and development expenses was an increase to expenses of approximately $0.4 million in the three months ended January 31, 2018 compared to the same period in the prior year.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	January 31, 2017
	2018	2017
Intravitreal	$697	$80
Clinical stage oral programs	762	528
Additional oral programs	537	854
Early stage research activities	2,552	1,877
Total	$4,548	$3,339

Expenses for the intravitreal program were $0.7 million for the three months ended January 31, 2018 compared to $0.1 million for the same period in the prior year due to the initiation of a Phase 2 clinical trial for KVD001 in the three months ended January 31, 2018. We anticipate that expenses will continue to increase as the clinical trial for KVD001 progresses this year.

Expenses for the clinical stage oral programs were $0.8 million in the three months ended January 31, 2018 compared to $0.5 million for the same period in the prior year due to the commencement of the first-in-human study for KVD900 in the three months ended January 31, 2018. We anticipate that expenses will continue to increase as the first-in-human studies continue this year.

Expenses for the additional oral programs were $0.5 million in the three months ended January 31, 2018 compared to $0.9 million for the same period in the prior year due to KVD900 entering the clinical stage of development in the three months ended January 31, 2018. We anticipate that expenses will continue to increase as the level of activity increases in our additional oral programs this year.

Expenses for early stage research activities were $2.6 million for the three months ended January 31, 2018 compared to $1.9 million for the same period in the prior year due to increased headcount and additional projects compared to the same period in the prior year. We anticipate that expenses will continue to increase as multiple candidates are assessed in discovery and advanced into early stage development.

General and Administrative Expenses. General and administrative expenses were $2.1 million for the three months ended January 31, 2018 compared to $5.0 million for the same period in the prior year. The decrease of $2.9 million was substantially due to a $2.1 million decrease in professional fees and $0.7 million of severance and payroll expenses related to the share purchase transaction with Carbylan Therapeutics, Inc. (“Carbylan”) in the prior year. We expect to continue to incur increasing expenses related to our operations as a public company.

Other Income (Expense). Other income (expense) was $(0.9) million for the three months ended January 31, 2018 compared to $0.5 million for the same period in the prior year. The decrease of $1.4 million was primarily due to an increase in foreign currency exchange rate losses of $1.7 million from cash held in USD accounts in our U.K. subsidiary which was offset by $0.3 million in income from research and development tax credits.

Comparison of nine months ended January 31, 2018 and 2017

The following table sets forth the key components of our results of operations for the nine months ended January 31, 2018 and 2017 (in thousands):

	Nine Months Ended
	January 31,		Increase
	2018	2017	(decrease)

Revenue	$3,554	$1,390	$2,164
Operating expenses
Research and development expenses	12,385	9,670	2,715
General and administrative expenses	6,905	8,973	(2,068)
Other income (expense)
Interest, exchange rate gain (loss) and other income	588	2,852	(2,264)

Revenue. Revenue was $3.6 million in the nine months ended January 31, 2018 compared to $1.4 million for the same period in the prior year. The increase of $2.2 million was due primarily to $3.2 million of revenue recognized from the Option Agreement, which is being recognized as services are being performed, that was offset by a decrease in grant income of $1.0 million related to a reduction in activity related to the TSB and another grant compared to the same period in the prior year.

Research and Development Expenses. Research and development expenses were $12.4 million for the nine months ended January 31, 2018 compared to $9.7 million for the same period in the prior year. The increase of $2.7 million was primarily due to an increase of $2.9 million in early stage research activities and an increase of $1.0 million in the intravitreal program, partially offset by a decrease of $1.5 million in the additional oral programs. The impact of exchange rates on research and development expenses was an increase to expenses of approximately $0.4 million in the nine months ended January 31, 2018 compared to the same period in the prior year.

Research and development expenses by major programs or categories were as follows (in thousands):

	Nine Months Ended
	January 31,
	2018	2017
Intravitreal	$1,462	$488
Clinical stage oral programs	2,920	2,592
Additional oral programs	733	2,210
Early stage research activities	7,270	4,380
Total	$12,385	$9,670

Expenses for the intravitreal program were $1.5 million for the nine months ended January 31, 2018 compared to $0.5 million for the same period in the prior year due to the the initiation of a Phase 2 clinical trial for KVD001. We anticipate that expenses will continue to increase as the clinical trial for KVD001 progresses this year.

Expenses for the clinical stage oral programs were $2.9 million in the nine months ended January 31, 2018 compared to $2.6 million for the same period in the prior year due to the commencement of the first-in-human study for KVD900 in the nine months ended January 31, 2018. We anticipate that expenses will continue to increase as the first-in-human study continues this year.

Expenses for the additional oral programs were $0.7 million in the nine months ended January 31, 2018 compared to $2.2 million in the same period in the prior year due to KVD900 entering the clinical stage of development in the nine months ended January 31, 2018. We anticipate that expenses will continue to increase as the level of activity increases in our additional oral programs this year.

Expenses for the early stage research activities were $7.3 million for the nine months ended January 31, 2018 compared to $4.4 million for the same period in the prior year due to increased headcount and additional projects compared to the same period in the prior year. We anticipate that research and development expenses will continue to increase as multiple candidates are assessed in discovery and advanced into early stage development.

General and Administrative Expenses. General and administrative expenses were $6.9 million for the nine months ended January 31, 2017 compared to $9.0 million for the same period in the prior year. The decrease of $2.1 million was substantially due to a decrease of $3.5 million of professional fees and $0.7 million of severance payments related to the share purchase transaction with Carbylan in the prior year, offset by an increase of $1.4 million in payroll related expenses, an increase of $0.5 million in stock-based compensation and an increase of $0.2 million in other administrative expenses related to being a public company. We expect to continue to incur increasing expenses related to our operations as a public company.

Other Income. Other income was $0.6 million for the nine months ended January 31, 2018 compared to $2.9 million for the same period in the prior year. The decrease of $2.3 million was primarily due to an increase of $3.3 million in foreign currency exchange rate losses from cash held in USD accounts in our U.K. subsidiary, offset by a $1.1 million increase in income from research and development tax credits.

Liquidity and Capital Resources

We have funded operations primarily through the issuance and sale of preferred stock and common stock, the share purchase transaction with Carbylan, the Option Agreement, and grant income. As of January 31, 2018, we have received cumulative equity funding totaling $67.7 million, $37.1 from the Option Agreement, grant income of $9.1 million and have an accumulated deficit of $71.0 million. Our working capital, primarily cash, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued. Accordingly, the unaudited interim condensed consolidated financial statements have been prepared on a going concern basis.

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

Cash Flows

The following table shows a summary of the net cash flow activity for the nine months ended January 31, 2018 and 2017 (in thousands):

	Nine Months Ended
	January 31,
	2018	2017

Cash flows provided by (used in) operating activities	$16,513	$(21,081)
Cash flows (used in) provided by investing activities	(343)	34,072
Cash flows provided by financing activities	8,999	2
Effect of exchange rate changes on cash	2,559	(1,259)
Net increase in cash and cash equivalents	$27,728	$11,734

Net cash provided by (used in) operating activities

Net cash provided by operating activities of $16.6 million for the nine months ended January 31, 2018 consisting primarily of a net loss of $15.1 million, favorable adjustments from non-cash items of $0.4 million and favorable net working capital movements of $31.3 million, which consisted primarily of a $33.8 million increase in deferred revenue related to the Option Agreement, partially offset by an increase in the research and development tax credit receivable of $2.4 million and an increase in prepaids and other current assets of $1.2 million. Net cash used in operating activities was $21.1 million for the nine months ended January 31, 2017 consisting primarily of a net loss of $14.4 million, an adjustment of foreign currency remeasurement gains of $1.5 million, and adverse working capital movements of $5.5 million consisting primarily of an increase in the research and development tax credit receivable of $1.3 million a decrease in accounts payable of $2.0 million and a decrease in accrued expenses of $1.6 million.

Net cash used in (provided by) investing activities

Net cash used in investing activities for the nine months ended January 31, 2018 was $0.3 million compared to $34.1 million provided by investing activities during the same period in the prior year and primarily consisted of the acquisition of laboratory equipment and capital expenditures related to the offices in Cambridge, Massachusetts and Porton Down, United Kingdom. We expect to incur additional capital expenditures in the remainder of this fiscal year related primarily to the build out of our new administrative and research facility in Porton Down, United Kingdom. Cash provided by investing activities for the nine months ended January 31, 2017 was primarily due to the cash obtained in the share purchase agreement with Carbylan.

Net cash provided by financing activities

The increase in net cash provided by finacing activities during the nine months ended January 31, 2018 compared to the same period in the prior year was $9.0 million due to the sale and issuance of common stock to Merck in October 2017.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. We are party to several operating leases for office and laboratory space as well as a capital lease for certain laboratory equipment as of January 31, 2018. See the minimum lease payments schedule in Note 4 to these unaudited interim condensed consolidated financial statements.

Off-Balance Sheet Arrangements

At January 31, 2018 we were not a party to any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

Commencing in October 2017, we began recognizing revenue under the Merck arrangement. We determined that the research license granted did not have standalone value from the respective research and development services, as the license could not be used on its own by Merck for its intended purpose of developing and commercializing KVD001 and the Oral DME Compounds on a standalone basis. As a result, the research license has been combined with the respective research and development services for KVD001 and the Oral DME Compounds as two units of accounting (the “KVD001 Unit of Accounting” and the “Oral DME Unit of Accounting”). We allocated the allocable consideration of $37.0 million to these two units of accounting using the relative-selling price method.

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

See discussion in Note 2 to these unaudited interim condensed consolidated financial statements.

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

Foreign Exchange Rate Risk

We maintain cash balances primarily in both U.S. Dollars (“USD”) and British Pound Sterling (“GBP”) to fund ongoing operations. Cash and cash equivalents as of January 31, 2018 was $58.7 million and consisted of readily available checking and bank deposit accounts held primarily in both USD and GBP. As of January 31, 2018, 89% of cash and cash equivalents were held in USD and 11% in GBP. We currently incur significant expenses in GBP and convert USD as needed to fund those expenses. We do not believe our cash and cash equivalents are exposed to significant exchange rate risk, though we do not currently engage in exchange rate hedging or other similar activities. A 10% change in the exchange rate would result in a net gain or loss of approximately $2.8 million.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on the results of operations for any periods presented herein.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2018.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are highly dependent upon our U.K. facility to conduct our scientific research. Our lease on that facility expired on November 30, 2017, and we currently continue to occupy the facility on a month-to-month basis with our landlord, whose master lease on the facility expired on December 22, 2017. Although we believe the risk of being forced to vacate our current facility without the ability to move to a new one is low, we have not yet signed a lease for the new facility to which we plan to move our operations in mid-2018. If we are forced to vacate our current spaces in advance of our move to a new facility, or if we are unable to obtain a lease for our planned new facility, it could cause a severe disruption to our scientific activities that could materially endanger our business and future prospects.

Comprehensive tax reform bills could increase the tax burden on any orphan drug programs we may have in the future and adversely affect our business and financial condition.

The U.S. government has recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate.

Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. This quarterly report does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We recommend our stockholders consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

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

KALVISTA PHARMACEUTICALS, INC.

Date: March 16, 2018	By:	/s/ T. Andrew Crockett
T. Andrew Crockett Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2018	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Financial Officer (Principal Financial and Accounting Officer)