Form 10-Q
period 2018-07-31
KalVista Pharmaceuticals, Inc.
filed 2018-09-14
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of September 10, 2018 the registrant had 17,179,687 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	July 31,	April 30,
	2018	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$48,070	$51,055
Research and development tax credit receivable	5,604	6,834
Prepaid expenses and other current assets	1,511	1,491
Total current assets	55,185	59,380
Other assets	173	173
Property and equipment, net	2,260	1,836
Total assets	$57,618	$61,389
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,345	$1,433
Accrued expenses	3,137	3,087
Deferred revenue - current portion	17,207	18,475
Capital lease liability - current portion	214	221
Total current liabilities	22,903	23,216
Long-term liabilities:
Deferred revenue - net of current portion	8,465	10,862
Capital lease liability - net of current portion	-	58
Total long-term liabilities	8,465	10,920
Commitments and contingencies (Note 4)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 10,799,895 at July 31, 2018 and at April 30, 2018	11	11
Additional paid-in capital	105,358	100,011
Accumulated deficit	(76,690)	(71,660)
Accumulated other comprehensive loss	(2,429)	(1,109)
Total stockholders’ equity	26,250	27,253
Total liabilities and stockholders’ equity	$57,618	$61,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	July 31,
	2018	2017
Revenue	$3,718	$96
Operating expenses:
Research and development	8,356	3,476
General and administrative	2,371	2,073
Total operating expenses	10,727	5,549
Operating loss	(7,009)	(5,453)
Other income:
Interest income	89	2
Foreign currency exchange gain (loss)	67	(32)
Other income	1,823	555
Total other income	1,979	525
Net loss	$(5,030)	$(4,928)
Other comprehensive loss:
Foreign currency translation adjustments	(1,320)	116
Comprehensive loss	$(6,350)	$(4,812)
Net loss per share to common stockholders, basic and diluted	$(0.47)	$(0.51)
Weighted average common shares outstanding, basic and diluted	10,799,895	9,713,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at April 30, 2018	10,799,895	$11	$100,011	$(71,660)	$(1,109)	$27,253
Cash received pursuant to common stock subscription agreement	—	—	5,000	—	—	5,000
Stock-based compensation expense	—	—	347	—	—	347
Net loss	—	—	—	(5,030)	—	(5,030)
Foreign currency translation	—	—	—	—	(1,320)	(1,320)
Balance at July 31, 2018	10,799,895	$11	$105,358	$(76,690)	$(2,429)	$26,250

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	July 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(5,030)	$(4,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50	32
Stock-based compensation expense	347	221
Foreign currency remeasurement loss	6	32
Changes in operating assets and liabilities:
Research and development tax credit receivable	919	(530)
Prepaid expenses and other current assets	(69)	(85)
Grants and other receivables	-	224
Accounts payable	1,126	771
Accrued expenses	157	(185)
Deferred revenue	(3,718)	—
Net cash used in operating activities	(6,212)	(4,448)
Cash Flows from Investing Activities
Acquisition of property and equipment	(565)	(110)
Net cash used in investing activities	(565)	(110)
Cash Flows from Financing Activities
Capital lease principal payments	(52)	—
Issuance of common stock	5,000	—
Net cash from financing activities	4,948	—
Effect of exchange rate changes on cash and cash equivalents	(1,156)	64
Net decrease in cash and cash equivalents	(2,985)	(4,494)
Cash and cash equivalents at beginning of period	51,055	30,950
Cash and cash equivalents at end of period	$48,070	$26,456

Supplemental Disclosures of Non-cash Financing Activities
Capital leases	$—	$513
Acquisition of property and equipment in accounts payable	$100	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	The Company

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

KalVista has created a structurally diverse portfolio of oral plasma kallikrein inhibitors and advanced multiple drug candidates into Phase 1 clinical trials for HAE in order to create what it believes will be best-in-class oral therapies. In December 2017, the Company initiated a first-in-human study of KVD900. Based upon the results observed to date in that study, the Company has determined to advance KVD900 into later stage clinical trials as a potential on demand therapy for acute HAE attacks. The Company is currently planning to initiate a Phase 2 clinical trial that it expects to initiate in late 2018 and complete in mid-2019. The Company anticipates that this trial will be designed as a proof of concept study in HAE patients, intended to determine the safety and efficacy of KVD900 in reducing the severity and duration of attacks when taken at the onset of symptoms. In the case of DME, the Company is initially developing a plasma kallikrein inhibitor which is administered directly into the eye and anticipates ultimate development of orally delivered drugs. Also in December 2017, KalVista commenced a Phase 2 clinical trial of KVD001, the Company’s most advanced DME drug candidate, that it anticipates will be completed in the second half of 2019.

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

The Company has funded its operations primarily through the issuance and sale of preferred stock, common stock, the share purchase transaction with Carbylan, the Option Agreement and grant income. As of July 31, 2018, the Company had an accumulated deficit of $76.7 million and $48.1 million of cash and cash equivalents. The Company’s working capital, primarily cash, along with the additional proceeds from the sale of common stock discussed in Note 6, is anticipated to fund the Company’s operations for at least the next twelve months from the date these interim condensed consolidated financial statements are issued. Accordingly, the unaudited interim condensed consolidated financial statements have been prepared on a going concern basis.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows. There were no adjustments other than normal recurring adjustments. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. These unaudited interim condensed consolidated financial results are not necessarily indicative of the results to be expected for the year ending April 30, 2019, or for any other future annual or interim period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended April 30, 2018.

Segment Reporting: The Company’s Chief Operating Decision Maker, the CEO, manages the Company’s operations as a single operating segment for the purposes of assessing performance and making operating decisions.

Net Loss per Share: Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options.

 Potential dilutive common share equivalents consist of:

	July 31,
	2018	2017
Stock Options	1,239,861	183,169

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. As a result, there is no difference between the Company’s basic and diluted loss per share for the periods presented.

Revenue Recognition: We recognize revenue from research and development arrangements and grant income. In accordance with Accounting Standards Codification (“ASC”) 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services.

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other available resources, and are distinct in the context of the contract, whereby the transfer of the good or service is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods and services, the Company must apply judgment to determine whether promised goods and services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative standalone selling prices.

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized over time if either 1) the customer simultaneously receives and consumes the benefits provided by the entity’s performance, 2) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer. Examples of control are using the asset to produce goods or services, enhance the value of other assets, settle liabilities, and holding or selling the asset.  ASC 606 requires the Company to select a single revenue recognition method for the performance obligation that faithfully depicts the Company’s performance in transferring control of the goods and services. The guidance allows for two methods to measure progress toward complete satisfaction of a performance obligation, depending on the facts and circumstances:

Output methods - recognize revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract (e.g., surveys of performance completed to date, appraisals of results achieved, milestones reached, time elapsed, and units of produced or units delivered); and

Input methods - recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to the satisfaction of that performance obligation.

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company must consider the nature of the intellectual property to which the customer will have rights (i.e., access at a point in time or benefit of intellectual property enhancements over time). The Company recognizes revenue from non-refundable, up-front fees allocated to the license at a point in time/over the period the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes development and regulatory  milestone payments for promised goods and services, the Company evaluates the circumstances of whether the milestones will be reached and estimates the amount to be included in the transaction price that will not cause a significant revenue reversal. The Company will evaluate these types of payments for customer options once those options have been exercised. ASC 606 suggests two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. The Company will use the most likely amount method for development and regulatory milestone payments. Management believes the most likely amount method is the better predictor as the Company expects to be entitled to only one of two possible amounts.  Additionally, management believes that the most likely amount of milestone consideration is its stated amount. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. The transaction price is then allocated to performance obligations on a specific basis or on a relative stand-alone selling price basis. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates whether it is probable that a significant revenue reversal will not occur in future periods, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Up-front payments: Up-front payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Contract Balances: The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as a receivable (i.e., accounts receivable). A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. The contract liabilities (i.e. deferred revenue) primarily relate to contracts where we have received payment but we have not yet satisfied the related performance obligations. The advance consideration received from customers for R&D services and/or licenses is a contract liability, recorded as deferred revenue, until the underlying performance obligations are transferred to the customer.

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

Recently Adopted Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard replaced most existing revenue recognition guidance in U.S. GAAP when it became effective and permits the use of either the retrospective or cumulative effect transition method. The Company adopted the updated standard May 1, 2018 using the modified retrospective method of adoption for all open contracts. The Company’s only significant revenue generating arrangement is the arrangement with Merck and is discussed in Note 5. The adoption of this guidance on the consolidated financial statements had no impact on the date of adoption and through July 31, 2018, other than the enhanced footnote disclosures.

3.	Accrued Expenses

Accrued expenses consisted of the following as of July 31, 2018 and April 30, 2018 (in thousands):

	July 31,	April 30,
	2018	2018
Accrued compensation expense	$544	$1,192
Accrued research expense	2,141	1,393
Accrued professional fees	291	164
Other accrued expenses	161	338
	$3,137	$3,087

4.	Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the toxicology studies and clinical trials and are not refundable regardless of the outcome. The Company has contractual obligations related to the expected future costs to be incurred to complete the ongoing toxicology studies and clinical trials. The remaining commitments, which have cancellation provisions, total $7.8 million at July 31, 2018.

Lease Commitments: The Company is party to several operating leases for office and laboratory space as well as certain lab equipment. Rent expense was $170,000 and $130,000 for the three months ended July 31, 2018 and 2017.  Rent expense is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

Future minimum lease payments under these leases as of July 31, 2018 are as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2019	$163	$272
2020	55	324
2021		327
2022	—	330
2023 and thereafter	—	715
Total minimum lease payments	218	$1,968
Less amounts representing interest	(4)
Present value of minimum payments	214

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that such expenditures can be reasonably estimated. There are no contingent liabilities requiring accrual at July 31, 2018.

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

Under the terms of the Option Agreement, Merck paid a non-refundable upfront fee of $37.0 million to KalVista Limited in November 2017. If Merck exercises both options under the Option Agreement, KalVista Limited could receive up to an additional $715.0 million composed of option exercise payments and clinical, regulatory, and sales-based milestone payments. In addition, the Company is eligible for tiered royalties on global net sales ranging from mid-single digits to double digit percentages. Merck may terminate the Option Agreement at any time upon written notice to the Company. KalVista Limited may terminate the Option Agreement in the event of Merck’s material breach of the Option Agreement, subject to cure.

Concurrent with the Option Agreement, the Company and Merck also entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which Merck paid approximately $9.1 million to purchase 1,070,589 new shares of the Company’s common stock at a price of $8.50 per share.

The Company determined that the Option Agreement and the Stock Purchase Agreement were negotiated and executed contemporaneously, are for a single commercial objective and therefore should be combined as one arrangement for accounting purposes. The aggregate proceeds from the arrangement were allocated to the equity arrangement and to the revenue arrangement.

The Company evaluated the revenue arrangement in accordance with the provisions of ASC 606 upon the adoption of this guidance on May 1, 2018. The Company determined that the revenue arrangement contains the following promised services: (i) a non-exclusive license to use the two compounds solely for research purposes, (ii) research and development services related to the development of KVD001 through completion of a Phase 2 clinical trial, and (iii) research and development services related to the development of the Oral DME Compounds.

The Company has determined that Merck’s options to acquire KVD001 and the Oral DME Compounds are customer options. Merck is not contractually obligated to exercise the options. The Company has determined that Merck’s options to acquire KVD001 and the Oral DME Compounds are not priced below their standalone selling prices and do not grant the customer a material right. Consequently, the Company determined that Merck’s options are not performance obligations at the inception of the arrangement.

The Company further determined that the research license granted is not distinct from the respective research and development services, as the license could not be used on its own by Merck for its intended purpose of developing and commercializing KVD001 and the Oral DME Compounds and is significantly interdependent with the respective research and development services. As a result, the research license has been combined with the respective research and development services for KVD001 and the Oral DME Compounds as two performance obligations (the “KVD001 Performance Obligation” and the “Oral DME Performance Obligation”).

Therefore, the Company has identified two performance obligations under the revenue arrangement as follows: (i) the KVD001 Performance Obligation, and (ii) the Oral DME Performance Obligation. The transaction price that is allocable at inception of the arrangement is comprised of the non-refundable upfront payment of $37.0 million and the payment for the common stock of $9.1 million. The Company allocated the $9.1 million payment to the common stock, as this represented the fair value of the shares issued based on arms length negotiations between the Company and Merck. The amount allocated to the common stock was recorded in stockholders’ equity at the date of issuance. The Company allocated the remaining transaction price of $37.0 million to the remaining performance obligations using the relative standalone selling price.

There is uncertainty that the events to obtain and the development and regulatory milestones will be achieved given the nature of clinical development and the stage of the research. The development and regulatory milestones will be constrained until the Company is sure that a significant revenue reversal will not occur. The royalties and sales-based milestones relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds.  The royalties and sales-based milestones will be accounted for under the royalty recognition constraint and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

The Company developed the Stand-alone Selling Price (“SSP”) for the KVD001 Performance Obligation and Oral DME Performance by applying an analysis of discounted cash flows and the transaction price was allocated among the separate performance obligations using the relative standalone selling price method. The amount allocated to each Performance Obligation will be recognized as revenue using an input method of performance completed to date comparing the total effort incurred with the Company’s estimate of total effort required to perform the R&D services for each respective performance obligation. For the three months ended July 31, 2018, the Company recognized approximately $3.7 million of revenue with respect to the arrangement with Merck, all of which was recognized from the deferred revenue balance. For the three months ended July 31, 2018, deferred revenue on the consolidated balance sheet is $25.7 million, which is related to the remaining unsatisfied performance obligations in this arrangement. Approximately $17.2 million related to the unsatisfied performance obligation is expected to be satisfied in the next 12 months and the remaining $8.5 million will be satisfied in the 4 years thereafter.

Upon adoption of ASC 606 on May 1, 2018, the Company concluded that there was no change in the amount or timing of revenue recognition as compared to its historical practices for this arrangement. Accordingly, there was no adjustment upon adoption.

6.    Financing

On July 30, 2018 the Company entered into Subscription Agreements with a group of investors to sell a total of 1,778,320 new shares of the Company’s common stock at a price of $8.21 per share. The total proceeds to the Company were $14.6 million, of which $5.0 million was received on July 31, 2018 and is included in cash and cash equivalents on the condensed consolidated balance sheet. The remaining $9.6 million was received on August 2, 2018.

7.    Subsequent Events

On September 10, the Company issued 4,600,000 new shares of common stock at a price of $17.00 in a public offering, including the underwriters’ full exercise of the over-allotment option. The total net proceeds to the Company were $73.3 million, after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company. Certain of the Company’s stockholders affiliated with its directors purchased an aggregate of 1,117,648 shares of common stock in this offering at the public offering price.

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

We have created a structurally diverse portfolio of oral plasma kallikrein inhibitors and advanced multiple drug candidates into Phase 1 clinical trials for HAE in order to create what we believe will be best-in-class oral therapies. In December 2017, we initiated a first-in-human study of KVD900. Based upon the results observed to date in that study, we have determined to advance KVD900 into later stage clinical testing as a potential on demand therapy for treatment of acute HAE attacks. We currently are planning to initiate a Phase 2 clinical trial that we expect to initiate in late 2018 and complete in mid-2019. We anticipate that this trial will be designed as a proof of concept study in HAE patients, intended to determine the safety and efficacy of KVD900 in reducing the severity and duration of attacks when taken at the onset of symptoms. In the case of DME, we are initially developing a plasma kallikrein inhibitor which is administered directly into the eye and anticipate ultimate development of orally delivered drugs. Also in December 2017 we commenced a Phase 2 clinical trial of KVD001, our most advanced DME drug candidate, that we anticipate will be completed in the second half of 2019.

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

We have funded operations primarily through the issuance of preferred stock, common stock, the share purchase transaction with Carbylan, the Option Agreement and grant income. As of July 31, 2018, we had an accumulated deficit of $76.7 million and $48.1 million of cash and cash equivalents. Our working capital, along with the additional proceeds from the sale of common stock discussed in Note 6, is anticipated to fund our operations for at least the next twelve months from the date the audited consolidated financial statements are issued. Accordingly, the audited consolidated financial statements have been prepared on a going concern basis.

Financial Overview

Revenue

Our revenue consists primarily of a portion of the upfront fees from the Option Agreement, which is recognized as revenue using an output method of performance completed to date comparing the total effort incurred with the Company’s estimate of total effort required to perform the R&D activities.

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

We expect ongoing general and administrative expenses to increase in the future as we expand our operating activities, maintain and expand the patent portfolio, incur additional costs associated with the management of a public company and maintain compliance with exchange listing and requirements of the Securities and Exchange Commission. These potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and expenses associated with investor relations, among others.

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

Results of Operations

Comparison of three months ended July 31, 2018 and 2017

The following table sets forth the key components of our results of operations for the three months ended July 31, 2018 and 2017 (in thousands):

	Three Months Ended
	July 31,		Increase
	2018	2017	(decrease)

Revenue	$3,718	$96	$3,622
Operating expenses
Research and development expenses	8,356	3,476	4,880
General and administrative expenses	2,371	2,073	298
Other income
Interest, exchange rate loss and other income	1,979	525	1,454

Revenue. Revenue was $3.7 million in the three months ended July 31, 2018 compared to $0.1 million for the same period in the prior year. The increase of $3.6 million was due primarily to $3.7 million of revenue from the Option Agreement recognized in the three months ended July 31, 2018 compared to the same period in the prior year, which was offset by a decrease in grant revenue of $0.1 million. We expect that our reported revenues will increase in future periods as the proceeds from the Option Agreement are recognized as services are performed. There was no impact on the amount of revenue recognized under ASC 606 as compared to our prior revenue recognition policies as a result of adoption of ASC 606.

Research and Development Expenses. Research and development expenses were $8.4 million for the three months ended July 31, 2018 compared to $3.5 million for the same period in the prior year, primarily due to an increase in early stage research activities, the continuation of a Phase 2 clinical trial for KVD001 and an increase in activity related to the Additional Oral Programs. The impact of exchange rates on research and development expenses was an increase to expenses of approximately $0.2 million in the three months ended July 31, 2018 compared to the same period in the prior year.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	July 31,
	2018	2017
Intravitreal	$3,348	$168
Clinical stage oral programs	1,092	713
Additional oral programs	1,159	501
Early stage research activities	2,757	2,094
Total	$8,356	$3,476

Expenses for the intravitreal program were $3.3 million for the three months ended July 31, 2018 compared to $0.2 million for the same period in the prior year due to the initiation of the Phase 2 clinical trial for KVD001 in the latter half of the prior fiscal year. We anticipate that expenses will continue at or above current levels as the clinical trial for KVD001 progresses this year.

Expenses for the clinical stage oral programs were $1.1 million in the three months ended July 31, 2018 compared to $0.7 million for the same period in the prior year due to the continuation of the first-in-human study for KVD900 in the three months ended July 31, 2018. We anticipate that expenses will continue at or above current levels as the clinical studies continue into the next phase.

Expenses for the additional oral programs were $1.2 million in the three months ended July 31, 2018 compared to $0.5 million for the same period in the prior year due to an increase in preclinical development activity in the three months ended July 31, 2018. We anticipate that expenses will continue to increase as the level of activity increases in our additional oral programs this year.

Expenses for early stage research activities were $2.8 million for the three months ended July 31, 2018 compared to $2.1 million for the same period in the prior year due to additional projects compared to the same period in the prior year. We anticipate that expenses will continue to increase as multiple candidates are assessed in discovery and advanced into early stage development.

General and Administrative Expenses. General and administrative expenses were $2.4 million for the three months ended July 31, 2018 compared to $2.1 million for the same period in the prior year. The increase of $0.3 million was substantially due to an increase in payroll related expenses of $0.2 million and an increase of $0.1 million of facilities expenses related to the new facility in the U.K. We anticipate that expenses will continue at or above current levels..

Other Income. Other income was $1.9 million for the three months ended July 31, 2018 compared to $0.5 million for the same period in the prior year. The increase of $1.4 million was primarily due to an increase $1.3 million in income from research and development tax credits and an increase in foreign currency exchange rate gains of $0.1 million from transactions denominated in foreign currencies in our U.K. subsidiary.

Liquidity and Capital Resources

We have funded operations primarily through the issuance and sale of preferred stock and common stock, the share purchase transaction with Carbylan, the Option Agreement, and grant income. As of July 31, 2018, we have received cumulative equity funding totaling $72.7 million, $37.0 million from the Option Agreement, grant income of $8.9 million and we have an accumulated deficit of $76.7 million. Our working capital, primarily cash, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued. Accordingly, the unaudited interim condensed consolidated financial statements have been prepared on a going concern basis.

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

Cash Flows

The following table shows a summary of the net cash flow activity for the three months ended July 31, 2018 and 2017 (in thousands):

	Three Months Ended
	July 31,
	2018	2017

Cash flows used in operating activities	$(6,212)	$(4,448)
Cash flows used in investing activities	(565)	(110)
Cash flows provided by financing activities	4,948	—
Effect of exchange rate changes on cash	(1,156)	64
Net decrease in cash and cash equivalents	$(2,985)	$(4,494)

Net cash used in operating activities

Net cash used by operating activities of $6.2 million for the three months ended July 31, 2018 primarily consisted of a net loss of $5.0 million, net unfavorable adjustments from non-cash items of $3.3 million. These losses were partially offset by favorable net working capital movements of $2.1 million, which consisted primarily of a $1.1 million increase in accounts payable, partially offset by a decrease in the research and development tax credit receivable of $1.0 million and an increase in accrued expenses of $0.1 million. Compared to the prior year, the increase in cash flows used in operating activities was primarily due to the ongoing clinical trials in the quarter ended July 31, 2018. Net cash used in operating activities was $4.4 million for the three months ended July 31, 2017 which primarily consisted of a net loss of $4.9 million, favorable adjustments from non-cash items of $0.3 million and and net favorable working capital movements of $0.2 million.

Net cash used in investing activities

Net cash used in investing activities for the three months ended July 31, 2018 was $0.6 million compared to $0.1 million used in investing activities during the same period in the prior year and primarily consisted of the acquisition of laboratory equipment and leasehold improvements related to the new office in Porton Down, United Kingdom. Cash used in investing activities for the three months ended July 31, 2017 was primarily due to the acquisition of lab equipment.

Net cash provided by financing activities

The net cash provided by financing activities during the three months ended July 31, 2018 was $4.9 million compared to zero in the same period in the prior year due primarily to $5.0 million of proceeds received from the sale of common stock through a private placement transaction in July 2018.

Operating Capital Requirements

To date, we have not generated any product sales revenues and we do not have any products that have been approved for commercialization. We do not expect to generate significant revenue unless and until we obtain regulatory approval for, and commercialize, one of our current or future product candidates. We anticipate that we will continue to incur losses for the foreseeable future, and we expect those losses to increase as we continue the development of, and seek regulatory approvals for, product candidates, and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We currently anticipate that, based upon our operating plans, existing capital resources, the additional funding secured through the share purchase transaction with Carbylan, registered offerings of our common stock and the Merck Option Agreement, we have sufficient funding to operate for at least the next twelve months.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. We are party to several operating leases for office and laboratory space as well as a capital lease for certain laboratory equipment as of July 31, 2018. See the minimum lease payments schedule in Note 4 to these unaudited interim condensed consolidated financial statements.

Off-Balance Sheet Arrangements

At July 31, 2018 we were not a party to any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported revenue and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 to the unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our significant accounting policies and assumptions used in applying those policies. While the accounting policies and estimates that we deem to be critical are discussed in more detail in the Annual Report on Form 10-K filed on July 30, 2018, the revenue recognition policy has been updated upon the adoption of ASC 606, please refer to Note 2 for the updated policy and application discussed in Note 5.

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

Foreign Exchange Rate Risk

We maintain cash balances primarily in both U.S. Dollars (“USD”) and British Pound Sterling (“GBP”) to fund ongoing operations. Cash and cash equivalents as of July 31, 2018 was $48.1 million and consisted of readily available checking and bank deposit accounts held primarily in both USD and GBP. As of July 31, 2018, 58% of cash and cash equivalents were held in USD and 42% in GBP. We currently incur significant expenses in GBP and convert USD as needed to fund those expenses. We do not believe our cash and cash equivalents are exposed to significant exchange rate risk, though we do not currently engage in exchange rate hedging or other similar activities. A 10% change in the exchange rate would result in a net gain or loss of approximately $0.3 million.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on the results of operations for any periods presented herein.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2018.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, which could materially affect our business, financial condition, or future results. The risks described here and in our Annual Report on form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, or operating results.

Changes in laws or regulations relating to privacy or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could adversely affect our business.

We receive, collect, store, process, transfer, and use personal information and other patient or customer data. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries, or conflict with other laws and regulations. We are also subject to the terms of our obligations to third parties related to privacy, data protection, and information security. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and information security to the extent possible. However, the regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of patient or customer data, or their interpretation, or any changes regarding the manner in which the express or implied consent of patients or customers for the collection, use, retention, or disclosure of such data must be obtained, could increase our costs, possibly in a material manner, and may limit our ability to store and process patient or customer data or develop new products.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, European legislators have adopted the General Data Protection Regulation, or GDPR, which became effective in May 2018. The GDPR superseded prior European Union data protection legislation, imposed more stringent European Union data protection requirements, and provided for significant penalties for noncompliance. The GDPR creates new compliance obligations applicable to our business, which could cause us to change our business practices, and increases financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious violations).

Further, the United Kingdom initiating a process to leave the European Union has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although the United Kingdom has proposed a Data Protection Bill that would be substantially consistent with the GDPR, this bill remains in the legislative process in the United Kingdom and it remains unclear whether it will be enacted or what it will provide for if enacted.

Any failure or perceived failure by us to comply with our privacy-related obligations to patients, customers or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our customers to lose trust in us, and otherwise have an adverse effect on our reputation and business.

Additionally, if third parties we work with violate applicable laws, regulations, or agreements, such violations may put our patient or customer data at risk, and could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our patients or customers to lose trust in us, and otherwise have an adverse effect on our reputation and business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

          Not applicable.

Item 6.	EXHIBITS

          Exhibits

10.1

Form of Subscription Agreement, dated July 30, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36830), filed with the SEC on August 1, 2018).

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

KALVISTA PHARMACEUTICALS, INC.

Date: September 14, 2018	By:	/s/ T. Andrew Crockett
T. Andrew Crockett Chief Executive Officer (Principal Executive Officer)

Date: September 14, 2018	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Financial Officer (Principal Financial and Accounting Officer)