Form 10-Q
period 2018-10-31
KalVista Pharmaceuticals, Inc.
filed 2018-12-14
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of December 10, 2018 the registrant had 17,225,667 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	October 31,	April 30,
	2018	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$121,116	$51,055
Research and development tax credit receivable	7,032	6,834
Prepaid expenses and other current assets	1,922	1,491
Total current assets	130,070	59,380
Other assets	173	173
Property and equipment, net	2,316	1,836
Total assets	$132,559	$61,389
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,018	$1,433
Accrued expenses	2,994	3,087
Deferred revenue - current portion	14,769	18,475
Capital lease liability - current portion	157	221
Total current liabilities	20,938	23,216
Long-term liabilities:
Deferred revenue - net of current portion	4,670	10,862
Capital lease liability - net of current portion	-	58
Total long-term liabilities	4,670	10,920
Commitments and contingencies (Note 4)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 17,225,167 at October 31, 2018 and 10,799,895 at April 30, 2018	17	11
Additional paid-in capital	189,164	100,011
Accumulated deficit	(79,994)	(71,660)
Accumulated other comprehensive loss	(2,236)	(1,109)
Total stockholders’ equity	106,951	27,253
Total liabilities and stockholders’ equity	$132,559	$61,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Revenue	$5,592	$1,127	$9,311	$1,223
Operating expenses:
Research and development	7,876	4,361	16,232	7,837
General and administrative	2,609	2,703	4,979	4,776
Total operating expenses	10,485	7,064	21,211	12,613
Operating loss	(4,893)	(5,937)	(11,900)	(11,390)
Other income:
Interest income	204	1	293	3
Foreign currency exchange gain (loss)	(231)	83	(165)	51
Other income	1,616	867	3,438	1,422
Total other income	1,589	951	3,566	1,476
Net loss	$(3,304)	$(4,986)	$(8,334)	$(9,914)
Other comprehensive loss:
Foreign currency translation adjustments	193	(43)	(1,127)	72
Comprehensive loss	$(3,111)	$(5,029)	$(9,461)	$(9,842)
Net loss per share to common stockholders, basic and diluted	$(0.22)	$(0.50)	$(0.64)	$(1.01)
Weighted average common shares outstanding, basic and diluted	15,108,272	10,003,963	12,954,083	9,858,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Six Months Ended October 31, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at April 30, 2018	10,799,895	$11	$100,011	$(71,660)	$(1,109)	$27,253
Cash received pursuant to common stock subscription agreement	—	—	5,000	—	—	5,000
Stock-based compensation expense	—	—	347	—	—	347
Net loss	—	—	—	(5,030)	—	(5,030)
Foreign currency translation	—	—	—	—	(1,320)	(1,320)
Balance at July 31, 2018	10,799,895	11	105,358	(76,690)	(2,429)	26,250
Issuance of common stock from public offerings, net of issuance costs	6,378,320	6	82,805	—	—	82,811
Issuance of common stock from exercise of stock options	4,452	—	25	—	—	25
Issuance of common stock from vesting of performance stock units	42,500	—	—	—	—	—
Stock-based compensation expense	—	—	976	—	—	976
Net loss	—	—	—	(3,304)	—	(3,304)
Foreign currency translation	—	—	—	—	193	193
Balance at October 31, 2018	17,225,167	$17	$189,164	$(79,994)	$(2,236)	$106,951

	Six Months Ended October 31, 2017
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at April 30, 2017	9,713,042	$10	$89,815	$(55,855)	$(2,643)	$31,327
Stock-based compensation expense	—	—	221	—	—	221
Net loss	—	—	—	(4,928)	—	(4,928)
Foreign currency translation	—	—	—	—	115	115
Balance at July 31, 2017	9,713,042	10	90,036	(60,783)	(2,528)	26,735
Issuance of common stock	1,070,589	1	9,099			9,100
Stock-based compensation expense			273			273
Net loss				(4,986)		(4,986)
Foreign currency translation					(43)	(43)
Balance at October 31, 2017	10,783,631	$11	$99,408	$(65,769)	$(2,571)	$31,079

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	October 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(8,334)	$(9,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	153	79
Stock-based compensation expense	1,323	494
Foreign currency remeasurement loss	226	31
Changes in operating assets and liabilities:
Research and development tax credit receivable	(692)	(1,397)
Prepaid expenses and other current assets	(517)	(636)
Grants and other receivables	-	(590)
Accounts payable	2,088	(139)
Accrued expenses	66	365
Deferred revenue	(9,311)	—
Net cash used in operating activities	(14,998)	(11,707)
Cash Flows from Investing Activities
Acquisition of property and equipment	(786)	(161)
Net cash used in investing activities	(786)	(161)
Cash Flows from Financing Activities
Capital lease principal payments	(104)	(49)
Issuance of common stock from stock option exercises	25	—
Issuance of common stock, net of offering expenses	87,811	9,100
Net cash from financing activities	87,732	9,051
Effect of exchange rate changes on cash and cash equivalents	(1,887)	(5)
Net increase (decrease) in cash and cash equivalents	70,061	(2,822)
Cash and cash equivalents at beginning of period	51,055	30,950
Cash and cash equivalents at end of period	$121,116	$28,128

Supplemental Disclosures of Non-cash Financing Activities
Capital leases	$—	$513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	The Company

KalVista Pharmaceuticals, Inc. (“KalVista” or the “Company”) is a clinical stage pharmaceutical company focused on the discovery, development and commercialization of small molecule protease inhibitors for diseases with significant unmet need. The Company’s first product candidates are inhibitors of plasma kallikrein being developed for two indications: hereditary angioedema (“HAE”) and diabetic macular edema (“DME”). The Company applies its insights into the chemistry of proteases and, with current programs, the biology of the plasma kallikrein system, to develop small molecule inhibitors with high selectivity, potency and bioavailability that it believes will make successful treatments for disease.

KalVista has created a structurally diverse portfolio of oral plasma kallikrein inhibitors and advanced multiple drug candidates into Phase 1 clinical trials for HAE in order to create what it believes will be best-in-class oral therapies. The Company has decided to advance one of these candidates, KVD900, into later stage clinical development as a potential on-demand therapy for HAE attacks, with a Phase 2 clinical trial expected to initiate in late 2018 and complete in late 2019. The Company anticipates that this trial will evaluate the safety and efficacy of KVD900 as an on-demand treatment for HAE attacks in approximately 50 type 1 and 2 HAE patients. In the case of DME, the Company is initially developing a plasma kallikrein inhibitor which is administered directly into the eye and anticipates ultimate development of orally delivered drugs. KalVista is currently enrolling a Phase 2 clinical trial of KVD001, the Company’s most advanced DME drug candidate, which it anticipates will be completed in the second half of 2019.

The Company’s headquarters is located in Cambridge, Massachusetts, with research activities located in Porton Down, United Kingdom and Boston, Massachusetts.

The Company has devoted substantially all of its efforts to research and development, including clinical trials of its product candidates. The Company has not completed the development of any product candidates or commenced commercial operations. Pharmaceutical drug product candidates, like those being developed by the Company, require approvals from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies prior to commercial sales. There can be no assurance that any product candidates will receive the necessary approvals and any failure to receive approval or delay in approval may have a material adverse impact on the business and financial results. The Company is subject to a number of risks and uncertainties similar to those of other life science companies developing new products, including, among others, the risks related to the necessity to obtain adequate additional financing, to successfully develop product candidates, to obtain regulatory approval of product candidates, to comply with government regulations, to successfully commercialize its potential products, to the protection of proprietary technology and to the dependence on key individuals.

The Company has funded operations primarily through the issuance and sale of capital stock, the option agreement that a subsidiary of the Company entered into with Merck Sharp & Dohme Corp. (the “Merck Option Agreement”) and grant income. As of October 31, 2018, the Company had an accumulated deficit of $80.0 million and $121.1 million of cash and cash equivalents. To date, the Company has not generated any product sales revenues and does not have any products that have been approved for commercialization. The Company does not expect to generate significant revenue unless and until it obtains regulatory approval for, and commercializes, one of its current or future product candidates. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to increase as it continues the development of, and seek regulatory approvals for, product candidates, and begins to commercialize any approved products. The Company is subject to all of the risks inherent in the development of new therapeutic products, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months.

Until such time, if ever, as the Company can generate substantial revenues, it expects to finance its cash needs through a combination of equity or debt financings, collaborations, strategic partnerships or licensing arrangements. To the extent that additional capital is raised through the sale of stock or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these newly issued securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact its ability to conduct business. Additional fundraising through collaborations, strategic partnerships or licensing arrangements with third parties may require the Company to relinquish valuable rights to product candidates, including other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to it. If the Company is unable to raise additional funds when needed, it may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and commercialize our other product candidates even if it would otherwise prefer to develop and commercialize such product candidates internally.

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

 Potential dilutive common share equivalents consist of:

	October 31,
	2018	2017
Stock Options	1,745,942	261,432

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. As a result, there is no difference between the Company’s basic and diluted loss per share for the periods presented.

Revenue Recognition: The Company recognizes revenue from research and development arrangements and grant income. In accordance with Accounting Standards Codification (“ASC”) 606,”Revenue from Contracts with Customers,” revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services.

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

Milestone payments: At the inception of each arrangement that includes development and regulatory milestone payments for promised goods and services, the Company evaluates the circumstances of whether the milestones will be reached and estimates the amount to be included in the transaction price that will not cause a significant revenue reversal. The Company will evaluate these types of payments for customer options once those options have been exercised. ASC 606 suggests two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. The Company will use the most likely amount method for development and regulatory milestone payments. Management believes the most likely amount method is the better predictor as the Company expects to be entitled to only one of two possible amounts. Additionally, management believes that the most likely amount of milestone consideration is its stated amount. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. The transaction price is then allocated to performance obligations on a specific basis or on a relative standalone selling price basis. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates whether it is probable that a significant revenue reversal will not occur in future periods, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

Recently Adopted Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard replaced most existing revenue recognition guidance in U.S. GAAP when it became effective and permits the use of either the retrospective or cumulative effect transition method. The Company adopted the updated standard May 1, 2018 using the modified retrospective method of adoption for all open contracts. The Company’s only significant revenue generating arrangement is the arrangement with Merck. The adoption of this guidance on the consolidated financial statements had no impact on the date of adoption and through October 31, 2018, other than the enhanced footnote disclosures.

3.	Accrued Expenses

Accrued expenses consisted of the following as of October 31, 2018 and April 30, 2018 (in thousands):

	October 31,	April 30,
	2018	2018
Compensation expense	$845	$1,393
Research expense	1,885	1,192
Professional fees	122	164
Other expenses	142	338
	$2,994	$3,087

4.	Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the toxicology studies and clinical trials and are not refundable regardless of the outcome. The Company has contractual obligations related to the expected future costs to be incurred to complete the ongoing toxicology studies and clinical trials. The remaining commitments, which have cancellation provisions, total $5.7 million at October 31, 2018.

Lease Commitments: The Company is party to several operating leases for office and laboratory space as well as certain lab equipment. Rent expense was $334,000 and $286,000 for the six months ended October 31, 2018 and 2017. Rent expense is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

Future minimum lease payments under these leases as of October 31, 2018 are as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2019	$106	$191
2020	53	321
2021		324
2022	—	327
2023 and thereafter	—	697
Total minimum lease payments	159	$1,860
Less amounts representing interest	(2)
Present value of minimum payments	$157

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable and that such expenditures can be reasonably estimated. There are no contingent liabilities requiring accrual at October 31, 2018.

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

5.    Merck Arrangement

On October 6, 2017, the Company’s wholly-owned U.K. based subsidiary KalVista Pharmaceuticals Limited (“KalVista Limited) and Merck Sharp & Dohme Corp. (“Merck”) entered into an option agreement (the “Merck Option Agreement”). The Company is the guarantor of KalVista Limited’s obligations under the Merck Option Agreement. Under the terms of the Merck Option Agreement, the Company, through KalVista Limited, has granted to Merck an option to acquire KVD001 through a period following completion of a Phase 2 clinical trial. The Company, through KalVista Limited, has also granted to Merck a similar option to acquire investigational orally delivered molecules for DME that the Company will continue to develop as part of its ongoing research and development activities, through a period following the completion of a Phase 2 clinical trial. The Company, through KalVista Limited, also granted to Merck a non-exclusive license to use the compounds solely for research purposes, and is required to use its diligent efforts to develop the two compounds through the completion of Phase 2 clinical trials. The Company will fund and retain control over the planned Phase 2 clinical trial of KVD001 as well as development of the investigational oral DME compounds through Phase 2 clinical trials unless Merck determines to exercise its options earlier, at which point Merck will take responsibility for all development and commercialization activities for the compounds. The Company’s development efforts under the Merck Option Agreement are governed by a joint steering committee consisting of equal representatives from the Company and Merck.

Under the terms of the Merck Option Agreement, Merck paid a non-refundable upfront fee of $37.0 million to KalVista Limited in November 2017. If Merck exercises both options under the Merck Option Agreement, KalVista Limited could receive up to an additional $715.0 million composed of option exercise payments and clinical, regulatory, and sales-based milestone payments. In addition, the Company is eligible for tiered royalties on global net sales ranging from mid-single digits to double digit percentages.

Merck may terminate the Merck Option Agreement at any time upon written notice to the Company. KalVista Limited may terminate the Merck Option Agreement in the event of Merck’s material breach of the Merck Option Agreement, subject to cure.

Concurrent with the Merck Option Agreement, the Company and Merck also entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which Merck paid approximately $9.1 million to purchase 1,070,589 new shares of the Company’s common stock at a price of $8.50 per share.

The Company determined that the Merck Option Agreement and the Stock Purchase Agreement were negotiated and executed contemporaneously, are for a single commercial objective and therefore should be combined as one arrangement for accounting purposes. The aggregate proceeds from the arrangement were allocated to the equity arrangement and to the revenue arrangement.

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

There is uncertainty that the events to obtain and the development and regulatory milestones will be achieved given the nature of clinical development and the stage of the research. The development and regulatory milestones will be constrained until the Company is sure that a significant revenue reversal will not occur. The royalties and sales-based milestones relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds.  The royalties and sales-based milestones will be accounted for the under sales-based royalty recognition exception and will not recognize revenue until the subsequent sale of a licensed product (achievement of sales-based milestone) occurs.

The Company developed the stand-alone selling price for the KVD001 Performance Obligation and Oral DME Performance by applying an analysis of discounted cash flows and the transaction price was allocated among the separate performance obligations using the relative standalone selling price method. The amount allocated to each Performance Obligation will be recognized as revenue using an input method of performance completed to date comparing the total effort incurred with the Company’s estimate of total effort required to perform the R&D services for each respective performance obligation. For the three and six month periods ended October 31, 2018, the Company recognized approximately $5.6 million and $9.3 million of revenue with respect to the arrangement with Merck, all of which was recognized from the deferred revenue balance. As of October 31, 2018, deferred revenue on the consolidated balance sheet is $19.4 million, which is related to the remaining unsatisfied performance obligations in this arrangement. Approximately $14.8 million related to the unsatisfied performance obligation is expected to be satisfied in the next 12 months and the remaining $4.6 million will be satisfied in the 4 years thereafter.

Upon adoption of ASC 606 on May 1, 2018, the Company concluded that there was no change in the amount or timing of revenue recognition as compared to its historical practices for this arrangement. Accordingly, there was no adjustment upon adoption.

6.    Financing

On August 2, 2018 the Company issued 1,778,320 new shares of common stock at a price of $8.21 per share. The total net proceeds to the Company were $14.5 million.

On September 10, 2018 the Company issued 4,600,000 new shares of common stock at a price of $17.00 in a public offering, including the underwriters’ full exercise of the over-allotment option. The total net proceeds to the Company were $73.3 million, after deducting underwriting discounts, commissions and offering expenses payable by the Company. Certain of the Company’s stockholders affiliated with its directors purchased an aggregate of 1,117,648 shares of common stock in this offering at the public offering price.

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

We have created a structurally diverse portfolio of oral plasma kallikrein inhibitors and advanced multiple drug candidates into Phase 1 clinical trials for HAE in order to create what we believe will be best-in-class oral therapies. Based on the results of a first-in-human study conducted in early 2018, we have decided to advance one of these candidates, KVD900, into later stage clinical trials as a potential on-demand therapy for HAE attacks. We currently are planning a Phase 2 clinical trial of KVD900 that is expected to initiate in late 2018 and complete in late 2019. In the case of DME, we are initially developing a plasma kallikrein inhibitor which is administered directly into the eye and we anticipate ultimate development of orally delivered drugs. We are currently enrolling a Phase 2 clinical trial of KVD001, our most advanced DME drug candidate, which we anticipate will be completed in the second half of 2019.

The first-in-human study of KVD900 included a total of 68 subjects on active drug, of which 18 received the top dose of 600mg. Included in the study was a cohort that evaluated the effect of food on the pharmacokinetic profile of KVD900 in healthy volunteers. This cohort showed that dosing following a standardized high calorie and high fat meal had little impact on the pharmacodynamic profile of KVD900 tablets, which continued to result in 95% inhibition of plasma kallikrein within 30 minutes, a timeframe that we believe potentially compares favorably to approved injected therapies. We believe that KVD900 displays a profile well-suited for use as an on-demand therapy for HAE attacks, with a combination of rapid and high uptake into the plasma resulting in fast and strong inhibition of plasma kallikrein. To date, KVD900 has shown no dose-limiting safety signals, and based upon the food effect cohort we do not expect food to impose any limitations as to when a patient can take the drug. The Phase 1 trial of KVD900 reported no serious adverse events as well as no clinically significant changes in vital signs, ECG, or safety labs.

The figure below shows the effect of 600 mg of KVD900 on plasma kallikrein activity in both fasted and fed healthy volunteers.

Based upon the data from the first-in-human study, we have determined to conduct a larger Phase 2 trial than originally anticipated to generate a more robust data set that may enable a more aggressive development plan for KVD900. The Phase 2 trial evaluating the utility of KVD900 as a potential on-demand treatment for HAE attacks is expected to initiate before the end of 2018 and is intended to investigate efficacy in approximately 50 type 1 and 2 HAE patients. This two part study will include an in-patient investigation of the safety, pharmacokinetic and pharmacodynamic profile of KVD900 and an out-patient crossover phase to investigate the safety and efficacy of KVD900 versus placebo in the treatment of HAE attacks. In this study, KVD900 or placebo will be dosed within one hour of the start of an attack, with symptom severity and other parameters monitored for at least 24 hours following administration. Patients will use their normal, on-demand treatment if the attacks worsen. Data is expected from this trial in late 2019, and we will provide more information on the details of the trial design once the trial has initiated.

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

Financial Overview

Revenue

Our revenue consists primarily of a portion of the upfront fees from the Merck Option Agreement, which is recognized as revenue using an input method of performance completed to date comparing the total effort incurred with the Company’s estimate of total effort required to perform the R&D activities. All of the revenues recognized in the accompanying financial statements have been recognized from deferred revenue that existed at the beginning of the period.

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

Results of Operations

Comparison of three months ended October 31, 2018 and 2017

The following table sets forth the key components of our results of operations for the three months ended October 31, 2018 and 2017 (in thousands):

	Three Months Ended
	October 31,		Increase
	2018	2017	(decrease)

Revenue	$5,592	$1,127	$4,465
Operating expenses
Research and development expenses	7,876	4,361	3,515
General and administrative expenses	2,609	2,703	(94)
Other income
Interest, exchange rate loss and other income	1,589	951	638

Revenue. Revenue was $5.6 million in the three months ended October 31, 2018 compared to $1.1 million for the same period in the prior year. The increase of $4.5 million was due primarily to an increase of $4.8 million of revenue from the Merck Option Agreement recognized in the three months ended October 31, 2018 compared to the same period in the prior year, which was offset by a decrease in grant revenue of $0.3 million. We expect that our reported revenues will increase in future periods as the proceeds from the Merck Option Agreement are recognized as services are performed. There was no impact on the amount of revenue recognized under ASC 606 as compared to our prior revenue recognition policies as a result of adoption of ASC 606.

Research and Development Expenses. Research and development expenses were $7.9 million for the three months ended October 31, 2018 compared to $4.4 million for the same period in the prior year, primarily due to an increase in early stage research activities, the ongoing Phase 2 clinical trial for KVD001 and an increase in activity related to the additional oral programs. The impact of exchange rates on research and development expenses was a decrease to expenses of approximately $0.1 million in the three months ended October 31, 2018 compared to the same period in the prior year.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	October 31,
	2018	2017
Intravitreal	$2,482	$598
Clinical stage oral programs	360	205
Additional oral programs	1,484	935
Early stage research activities	3,550	2,623
Total	$7,876	$4,361

Expenses for the intravitreal program were $2.5 million for the three months ended October 31, 2018 compared to $0.6 million for the same period in the prior year due to the ongoing Phase 2 clinical trial for KVD001. We anticipate that expenses will continue at or above current levels as the clinical trial for KVD001 progresses this year.

Expenses for the clinical stage oral programs were $0.4 million in the three months ended October 31, 2018 compared to $0.2 million for the same period in the prior year due to the ongoing first-in-human study for KVD900 in the three months ended October 31, 2018. We anticipate that these expenses will increase significantly above current levels as we begin later stage development of KVD900 and additional programs enter clinical development.

Expenses for the additional oral programs were $1.5 million in the three months ended October 31, 2018 compared to $0.9 million for the same period in the prior year due to an increase in preclinical development activity in the three months ended October 31, 2018. We anticipate that expenses will continue to increase as we advance additional preclinical programs towards clinical development.

Expenses for early stage research activities were $3.6 million for the three months ended October 31, 2018 compared to $2.6 million for the same period in the prior year due to additional projects compared to the same period in the prior year. We anticipate that expenses will continue to increase as multiple candidates are assessed in discovery and advanced into early stage development.

General and Administrative Expenses. General and administrative expenses were $2.6 million for the three months ended October 31, 2018 compared to $2.7 million for the same period in the prior year. The decrease of $0.1 million was substantially due to a decrease in incentive compensation of $0.6 million and an offsetting increase in stock based compensation of $0.5 million. We anticipate that expenses will continue at or above current levels.

Other Income. Other income was $1.6 million for the three months ended October 31, 2018 compared to $1.0 million for the same period in the prior year. The increase of $0.6 million was primarily due to an increase of $0.7 million in income from research and development tax credits and an increase in interest income of $0.2 million offset by an increase in unrealized foreign currency exchange rate losses of $0.3 million from transactions denominated in foreign currencies in our U.K. subsidiary.

Comparison of six months ended October 31, 2018 and 2017

The following table sets forth the key components of our results of operations for the six months ended October 31, 2018 and 2017 (in thousands):

	Six Months Ended
	October 31,		Increase
	2018	2017	(decrease)

Revenue	$9,311	$1,223	$8,088
Operating expenses
Research and development expenses	16,232	7,837	8,395
General and administrative expenses	4,979	4,776	203
Other income
Interest, exchange rate gain (loss) and other income	3,566	1,476	2,090

Revenue. Revenue was $9.3 million in the six months ended October 31, 2018 compared to $1.2 million for the same period in the prior year. The increase of $8.1 million was due primarily to an increase of $8.5 million of revenue from the Merck Option Agreement recognized in the six months ended October 31, 2018, which was partially offset by a decrease in grant revenue of $0.4 million compared to the same period in the prior year. We expect that our reported revenues will increase in future periods as the proceeds from the Merck Option Agreement are recognized as services are performed. There was no impact on the amount of revenue recognized under ASC 606 as compared to our prior revenue recognition policies as a result of adoption of ASC 606.

Research and Development Expenses. Research and development expenses were $16.2 million for the six months ended October 31, 2018 compared to $7.8 million for the same period in the prior year, primarily due to an increase in early stage research activities, the ongoing Phase 2 clinical trial for KVD001 and an increase in activity related to the additional oral programs. The impact of exchange rates on research and development expenses was an increase to expenses of approximately $0.2 million in the six months ended October 31, 2018 compared to the same period in the prior year.

Research and development expenses by major programs or categories were as follows (in thousands):

	Six Months Ended
	October 31,
	2018	2017
Intravitreal	$5,831	$766
Clinical stage oral programs	1,451	918
Additional oral programs	2,643	1,436
Early stage research activities	6,307	4,717
Total	$16,232	$7,837

Expenses for the intravitreal program were $5.8 million for the six months ended October 31, 2018 compared to $0.8 million for the same period in the prior year due to the initiation of the Phase 2 clinical trial for KVD001 in the latter half of the prior fiscal year. We anticipate that expenses will continue at or above current levels as the clinical trial for KVD001 progresses this year.

Expenses for the clinical stage oral programs were $1.5 million in the six months ended October 31, 2018 compared to $0.9 million for the same period in the prior year due to the initiation of the first-in-human study for KVD900 in the latter half of the prior fiscal year. We anticipate that expenses will continue above current levels as we begin later stage development of KVD900 and additional programs enter the clinical testing phase.

Expenses for the additional oral programs were $2.6 million in the six months ended October 31, 2018 compared to $1.4 million for the same period in the prior year due to an increase in preclinical development activity in the six months ended October 31, 2018. We anticipate that expenses will continue to increase as the level of activity increases in our additional oral programs this year.

Expenses for early stage research activities were $6.3 million for the six months ended October 31, 2018 compared to $4.7 million for the same period in the prior year due to increased research activity on additional projects compared to the same period in the prior year. We anticipate that expenses will continue to increase as multiple candidates are assessed in discovery and advanced into early stage development.

General and Administrative Expenses. General and administrative expenses were $5.0 million for the six months ended October 31, 2018 compared to $4.8 million for the same period in the prior year. The increase of $0.2 million was substantially due to an increase of $0.3 million in travel, facilities and technology related expenses which were partially offset by a decrease of $0.2 million in professional fees. We anticipate that expenses will continue at or above current levels.

Other Income. Other income was $3.6 million for the six months ended October 31, 2018 compared to $1.5 million for the same period in the prior year. The increase of $2.1 million was primarily due to an increase of $2.0 million in income from research and development tax credits compared to the same period in the prior year. Also, an increase in interest income of $0.3 million was mostly offset by an increase in foreign currency exchange rate losses from transactions denominated in foreign currencies in our U.K. subsidiary.

Liquidity and Capital Resources

We have funded operations primarily through the issuance and sale of capital stock, the Merck Option Agreement, and grant income. As of October 31, 2018, we have received cumulative equity funding totaling $160.5 million, $37.0 million from the Merck Option Agreement, grant income of $8.9 million and we have an accumulated deficit of $80.0 million. Our working capital, primarily cash, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued.

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

Cash Flows

The following table shows a summary of the net cash flow activity for the six months ended October 31, 2018 and 2017 (in thousands):

	Six Months Ended
	October 31,
	2018	2017

Cash flows used in operating activities	$(14,998)	$(11,707)
Cash flows used in investing activities	(786)	(161)
Cash flows provided by financing activities	87,732	9,051
Effect of exchange rate changes on cash and cash equivalents	(1,887)	(5)
Net increase (decrease) in cash and cash equivalents	$70,061	$(2,822)

Net cash used in operating activities

Net cash used in operating activities of $15.0 million for the six months ended October 31, 2018 primarily consisted of a net loss of $8.3 million, a decrease in deferred revenue of $9.3 million and a $0.7 increase in the research and development tax credit receivable. These unfavorable adjustments were partially offset by favorable net working capital movements of $2.1 million from accounts payable, which increased as a result of amounts due to clinical research organizations outstanding at October 31, 2018. Compared to the prior year, the decrease in cash flows used in operating activities was primarily due to the increased activity in the ongoing clinical trials in the six months ended October 31, 2018.

Net cash used in investing activities

Net cash used in investing activities for the six months ended October 31, 2018 was $0.8 million compared to $0.2 million used in investing activities during the same period in the prior year and primarily consisted of the acquisition of laboratory equipment and leasehold improvements related to the new office in Porton Down, United Kingdom. Cash used in investing activities for the six months ended October 31, 2017 was primarily due to the acquisition of lab equipment.

Net cash provided by financing activities

The net cash provided by financing activities during the six months ended October 31, 2018 was $87.7 million compared to $9.1 million in the same period in the prior year due primarily to the proceeds received from the sale of common stock through a private placement transaction in August 2018 and a public offering in September 2018.

Operating Capital Requirements

To date, we have not generated any product sales revenues and we do not have any products that have been approved for commercialization. We do not expect to generate significant revenue unless and until we obtain regulatory approval for, and commercialize, one of our current or future product candidates. We anticipate that we will continue to incur losses for the foreseeable future, and we expect those losses to increase as we continue the development of, and seek regulatory approvals for, product candidates, and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We currently anticipate that, based upon our operating plans and existing capital resources, we have sufficient funding to operate for at least the next twelve months.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. We are party to several operating leases for office and laboratory space as well as a capital lease for certain laboratory equipment as of October 31, 2018. See the minimum lease payments schedule in Note 4 to these unaudited interim condensed consolidated financial statements.

Off-Balance Sheet Arrangements

At October 31, 2018 we were not a party to any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported revenue and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 to the unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our significant accounting policies and assumptions used in applying those policies. While the accounting policies and estimates that we deem to be critical are discussed in more detail in the Annual Report on Form 10-K filed on July 30, 2018, the revenue recognition policy has been updated upon the adoption of ASC 606 on May 1, 2018, which did not have a material impact to our financial statements. Please refer to Note 2 for the updated policy and application of ASC 606 to our revenue arrangement discussed in Note 5.

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

Foreign Exchange Rate Risk

We maintain cash balances primarily in both U.S. Dollars (“USD”) and British Pound Sterling (“GBP”) to fund ongoing operations. Cash and cash equivalents as of October 31, 2018 was $121.1 million and consisted of readily available checking and bank deposit accounts held primarily in both USD and GBP. As of October 31, 2018, 86% of cash and cash equivalents were held in USD and 14% in GBP. We currently incur significant expenses in GBP and convert USD as needed to fund those expenses. We do not believe our cash and cash equivalents are exposed to significant exchange rate risk, though we do not currently engage in exchange rate hedging or other similar activities. A 10% change in the exchange rate would result in an immaterial net gain or loss.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on the results of operations for any periods presented herein.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2018.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018 and in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2018. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018 and in our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2018, which could materially affect our business, financial condition, or future results. The risks described here and in our Annual Report on form 10-K and in our Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, or operating results.

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

KALVISTA PHARMACEUTICALS, INC.

Date: December 14, 2018	By:	/s/ T. Andrew Crockett
T. Andrew Crockett Chief Executive Officer (Principal Executive Officer)

Date: December 14, 2018	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Financial Officer (Principal Financial and Accounting Officer)