Form 10-Q
period 2019-01-31
KalVista Pharmaceuticals, Inc.
filed 2019-03-14
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 10, 2019 the registrant had 17,247,348 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	January 31,	April 30,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$56,345	$51,055
Investments	54,802	—
Research and development tax credit receivable	8,970	6,834
Prepaid expenses and other current assets	3,946	1,491
Total current assets	124,063	59,380
Other assets	173	173
Property and equipment, net	2,289	1,836
Total assets	$126,525	$61,389
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,998	$1,433
Accrued expenses	3,408	3,087
Deferred revenue - current portion	12,311	18,475
Capital lease liability - current portion	109	221
Total current liabilities	18,826	23,216
Long-term liabilities:
Deferred revenue - net of current portion	3,666	10,862
Capital lease liability - net of current portion	—	58
Total long-term liabilities	3,666	10,920
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 17,247,306 at January 31, 2019 and 10,799,895 at April 30, 2018	17	11
Additional paid-in capital	190,067	100,011
Accumulated deficit	(83,950)	(71,660)
Accumulated other comprehensive loss	(2,101)	(1,109)
Total stockholders’ equity	104,033	27,253
Total liabilities and stockholders’ equity	$126,525	$61,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
Revenue	$3,890	$2,331	$13,201	$3,554
Operating expenses:
Research and development	7,650	4,548	23,882	12,385
General and administrative	2,900	2,129	7,879	6,905
Total operating expenses	10,550	6,677	31,761	19,290
Operating loss	(6,660)	(4,346)	(18,560)	(15,736)
Other income:
Interest income	723	14	1,016	17
Foreign currency exchange gain (loss)	248	(1,887)	83	(1,836)
Other income	1,733	985	5,171	2,407
Total other income	2,704	(888)	6,270	588
Net loss	$(3,956)	$(5,234)	$(12,290)	$(15,148)
Other comprehensive income (loss):
Foreign currency translation adjustments	(97)	2,434	(1,224)	2,507
Unrealized holding gains on available-for-sale securities	232	—	232	—
Other comprehensive income (loss)	135	2,434	(992)	2,507
Comprehensive loss	$(3,821)	$(2,800)	$(13,282)	$(12,641)
Net loss per share to common stockholders, basic and diluted	$(0.23)	$(0.49)	$(0.85)	$(1.49)
Weighted average common shares outstanding, basic and diluted	17,231,449	10,788,556	14,379,872	10,168,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Nine Months Ended January 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at May 1, 2018	10,799,895	$11	$100,011	$(71,660)	$(1,109)	$27,253
Cash received pursuant to common stock subscription agreement	—	—	5,000	—	—	5,000
Stock-based compensation expense	—	—	347	—	—	347
Net loss	—	—	—	(5,030)	—	(5,030)
Other comprehensive income	—	—	—	—	(1,320)	(1,320)
Balance at July 31, 2018	10,799,895	11	105,358	(76,690)	(2,429)	26,250
Issuance of common stock from public offerings, net of issuance costs	6,378,320	6	82,805	—	—	82,811
Issuance of common stock from exercise of stock options	4,452	—	25	—	—	25
Issuance of common stock from vesting of performance stock units	42,500	—	—	—	—	—
Stock-based compensation expense	—	—	976	—	—	976
Net loss	—	—	—	(3,304)	—	(3,304)
Other comprehensive income	—	—	—	—	193	193
Balance at October 31, 2018	17,225,167	17	189,164	(79,994)	(2,236)	106,951
Issuance of common stock from exercise of stock options	22,139	—	106	—	—	106
Stock-based compensation expense	—	—	797	—	—	797
Net loss	—	—	—	(3,956)	—	(3,956)
Other comprehensive income	—	—	—	—	135	135
Balance at January 31, 2019	17,247,306	$17	$190,067	$(83,950)	$(2,101)	$104,033

	Nine Months Ended January 31, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at May 1, 2017	9,713,042	$10	$89,815	$(55,855)	$(2,643)	$31,327
Stock-based compensation expense	—	—	221	—	—	221
Net loss	—	—	—	(4,928)	—	(4,928)
Other comprehensive income	—	—	—	—	115	115
Balance at July 31, 2017	9,713,042	10	90,036	(60,783)	(2,528)	26,735
Issuance of common stock	1,070,589	1	9,102			9,103
Stock-based compensation expense			273			273
Net loss				(4,986)		(4,986)
Other comprehensive loss					(43)	(43)
Balance at October 31, 2017	10,783,631	11	99,411	(65,769)	(2,571)	31,082
Stock-based compensation expense			285			285
Net loss				(5,234)		(5,234)
Other comprehensive income					2,434	2,434
Balance at January 31, 2018	10,783,631	$11	$99,696	$(71,003)	$(137)	$28,567

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	January 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(12,290)	$(15,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256	129
Stock-based compensation expense	2,120	779
Foreign currency remeasurement loss	(20)	(500)
Changes in operating assets and liabilities:
Research and development tax credit receivable	(2,409)	(2,383)
Prepaid expenses and other current assets	(2,475)	(1,206)
Grants and other receivables	—	281
Other Assets	—	(123)
Accounts payable	1,748	548
Accrued expenses	417	332
Deferred revenue	(13,201)	33,804
Net cash (used in) provided by operating activities	(25,854)	16,513
Cash Flows from Investing Activities
Acquisition of property and equipment	(806)	(343)
Purchases of available for sale securities	(55,419)	—
Sales of available for sale securities	850	—
Net cash used in investing activities	(55,375)	(343)
Cash Flows from Financing Activities
Capital lease principal payments	(155)	(101)
Issuance of common stock from stock option exercises	132	—
Issuance of common stock, net of offering expenses	87,811	9,100
Net cash from financing activities	87,788	8,999
Effect of exchange rate changes on cash and cash equivalents	(1,269)	2,559
Net increase in cash and cash equivalents	5,290	27,728
Cash and cash equivalents at beginning of period	51,055	30,950
Cash and cash equivalents at end of period	$56,345	$58,678

Supplemental Disclosures of Non-cash Financing Activities
Capital leases	$—	$513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	The Company

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

KalVista has created a structurally diverse portfolio of oral plasma kallikrein inhibitors, and has advanced multiple drug candidates into Phase 1 clinical trials for HAE in order to create what it believes will be best-in-class oral therapies. The Company has advanced one of these candidates, KVD900, into later stage clinical development as a potential on-demand therapy for HAE attacks, with a Phase 2 clinical trial expected to complete in late 2019. The Company anticipates that this trial will evaluate the safety and efficacy of KVD900 as an on-demand treatment for HAE attacks in at least 50 type 1 and 2 HAE patients. In the case of DME, the Company is initially developing a plasma kallikrein inhibitor which is administered directly into the eye and anticipates ultimate development of orally delivered drugs. KalVista is currently enrolling a Phase 2 clinical trial of KVD001, the Company’s most advanced DME drug candidate, which it anticipates will be completed in the second half of 2019.

KalVista remains focused on also delivering oral plasma kallikrein inhibitors for prophylactic treatment of HAE and for DME. The Company has initiated a first-in-human clinical study for its next oral plasma kallikrein inhibitor, KVD824, and anticipates to provide a development update for that program early in the second half of 2019.

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

The Company has funded operations primarily through the issuance and sale of capital stock, the option agreement that a subsidiary of the Company entered into with Merck Sharp & Dohme Corp. (the “Merck Option Agreement”) and grant income. As of January 31, 2019, the Company had an accumulated deficit of $84.0 million, $111.1 million of cash, cash equivalents and available for sale securities. To date, the Company has not generated any product sales and revenues and does not have any products that have been approved for commercialization. The Company does not expect to generate significant revenue unless and until it obtains regulatory approval for, and commercializes, one of its current or future product candidates. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to increase as it continues the development of, and seek regulatory approvals for, product candidates, and begins to commercialize any approved products. The Company is subject to all of the risks inherent in the development of new therapeutic products, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months.

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

 Potential dilutive common share equivalents consist of:

	January 31,
	2019	2018
Stock Options	1,729,928	315,908

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

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized over time if either: (1) the customer simultaneously receives and consumes the benefits provided by the entity’s performance (2) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced or (3) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer. ASC 606 requires the Company to select a single revenue recognition method for the performance obligation that faithfully depicts the Company’s performance in transferring control of the goods and services. The guidance allows for two methods to measure progress toward complete satisfaction of a performance obligation, depending on the facts and circumstances:

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

Milestone payments: At the inception of each arrangement that includes development and regulatory milestone payments for promised goods and services, the Company evaluates the circumstances of whether the milestones will be reached and estimates the amount to be included in the transaction price that will not cause a significant revenue reversal. The Company will evaluate these types of payments for customer options once those options have been exercised. ASC 606 suggests two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. The Company will use the most likely amount method for development and regulatory milestone payments as management believes this method is the better predictor because the Company expects to be entitled to only one of two possible amounts. Additionally, management believes that the most likely amount of milestone consideration is its stated amount. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. The transaction price is then allocated to performance obligations on a specific basis or on a relative standalone selling price basis. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates whether it is probable that a significant revenue reversal will not occur in future periods, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of: (1) when the related sales occur, or (2) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

Contract Balances: The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as a receivable (i.e., accounts receivable). A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. The contract liabilities (i.e. deferred revenue) primarily relate to contracts where the Company has received payment but has not yet satisfied the related performance obligations. The advance consideration received from customers for R&D services and/or licenses is a contract liability, recorded as deferred revenue, until the underlying performance obligations are transferred to the customer.

Fair Value Measurement: The Company classifies fair value measurements using a three level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1, such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. These fair values are obtained from independent pricing services which utilize Level 1 and Level 2 inputs.

The following table summarizes the cash and cash equivalents and marketable securities measured at fair value on a recurring basis as of January 31, 2019:

	Level 1	Level 2	Level 3	Balance at January 31, 2019
Cash and cash equivalents	$56,345	$—	$—	56,345
Marketable securities:
Corporate debt securities	—	51,757	—	51,757
U.S. government agency securities	3,045	—	—	3,045
	$59,390	$51,757	$—	$111,147

Recently Issued Accounting Pronouncements Not Yet Adopted: In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases” (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance is effective for the Company beginning May 1, 2019. See Note 5 for additional information regarding the Company’s lease obligations.

Recently Adopted Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard replaced most existing revenue recognition guidance in U.S. GAAP when it became effective and permits the use of either the retrospective or cumulative effect transition method. The Company adopted the updated standard May 1, 2018 using the modified retrospective method of adoption for all open contracts. The Company’s only significant revenue generating arrangement is the arrangement with Merck. The adoption of this guidance on the consolidated financial statements had no impact on the date of adoption and through January 31, 2019, other than the enhanced footnote disclosures.

3.       Investments

The objectives of the Company’s investment policy are to ensure the safety and preservation of invested funds, as well as to maintain liquidity sufficient to meet cash flow requirements. The Company invests its excess cash in securities issued by high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of its credit exposure. The Company has not realized any significant losses from its investments.

The Company classifies all of its debt securities as available-for-sale. Unrealized gains and losses on debt securities are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the consolidated statements of operations and comprehensive loss and are determined using the specific identification method with transactions recorded on a trade date basis.

The following tables summarize the fair value of the Company’s investments by type:

	January 31, 2019
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$51,537	$221	$(1)	$51,757
Obligation of the U.S. Government and its agencies	3,041	4	—	3,045
Total investments	$54,578	$225	$(1)	$54,802

The following table summarizes the scheduled maturity for the Company’s investments at January 31, 2019:

January 31,
2019
Maturing in one year or less	$33,221
Maturing after one year through two years	12,897
Maturing after two years	8,684
Total investments	$54,802
4.	Accrued Expenses

Accrued expenses consisted of the following as of January 31, 2019 and April 30, 2018 (in thousands):

	January 31,	April 30,
	2019	2018
Compensation expense	$1,171	$1,393
Research expense	1,918	1,192
Professional fees	86	164
Other expenses	233	338
	$3,408	$3,087

5.	Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the toxicology studies and clinical trials and are not refundable regardless of the outcome. The Company has contractual obligations related to the expected future costs to be incurred to complete the ongoing toxicology studies and clinical trials. The remaining commitments, which have cancellation provisions, total $5.9 million at January 31, 2019.

Lease Commitments: The Company is party to several operating leases for office and laboratory space as well as certain lab equipment. Rent expense was $0.5 million and $0.4 million for the nine months ended January 31, 2019 and 2018, respectively. Rent expense is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

Future minimum lease payments under these leases as of January 31, 2019 are as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2019	$54	$112
2020	55	324
2021		327
2022	—	329
2023 and thereafter	—	713
Total minimum lease payments	109	$1,805
Less amounts representing interest	(1)
Present value of minimum payments	$108

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable and that such expenditures can be reasonably estimated. There are no contingent liabilities requiring accrual at January 31, 2019.

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

There is uncertainty that the events to obtain and the development and regulatory milestones will be achieved given the nature of clinical development and the stage of the research. The development and regulatory milestones will be constrained until the Company is sure that a significant revenue reversal will not occur. The royalties and sales-based milestones relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The royalties and sales-based milestones will be accounted for under the sales-based royalty recognition exception and the Company will not recognize revenue until the subsequent sale of a licensed product (achievement of sales-based milestone) occurs.

The Company developed the standalone selling price for the KVD001 Performance Obligation and Oral DME Performance by applying an analysis of discounted cash flows and the transaction price was allocated among the separate performance obligations using the relative standalone selling price method. The amount allocated to each Performance Obligation will be recognized as revenue using an input method of performance completed to date comparing the total effort incurred with the Company’s estimate of total effort required to perform the R&D services for each respective performance obligation. For the three and nine month periods ended January 31, 2019, the Company recognized approximately $3.9 million and $13.2 million of revenue with respect to the arrangement with Merck, all of which was recognized from the deferred revenue balance. As of January 31, 2019, deferred revenue on the consolidated balance sheet is $16.0 million, which is related to the remaining unsatisfied performance obligations in this arrangement. Approximately $12.3 million related to the unsatisfied performance obligation is expected to be satisfied in the next 12 months and the remaining $3.7 million will be satisfied in the four years thereafter. Upon adoption of ASC 606 on May 1, 2018, the Company concluded that there was no change in the amount or timing of revenue recognition as compared to its historical practices for this arrangement. Accordingly, there was no adjustment upon adoption.

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

We have created a structurally diverse portfolio of oral plasma kallikrein inhibitors and advanced multiple drug candidates into Phase 1 clinical trials for HAE in order to create what we believe will be best-in-class oral therapies. Based on the results of a first-in-human study conducted in early 2018, we have advanced one of these candidates, KVD900, into later stage clinical trials as a potential on-demand therapy for HAE attacks. Our Phase 2 clinical trial of KVD900 has commenced the regulatory filing process and is expected to complete in late 2019. In the case of DME, we are initially developing a plasma kallikrein inhibitor which is administered directly into the eye and we anticipate ultimate development of orally delivered drugs. We are currently enrolling a Phase 2 clinical trial of KVD001, our most advanced DME drug candidate, which we anticipate will be completed in the second half of 2019.

The Phase 2 trial for KVD900 is intended to evaluate the program as a potential on-demand treatment for HAE attacks. We intend to investigate efficacy in at least 50 type 1 and 2 HAE patients who have had three attacks in the 90 days prior to enrollment. This study will be conducted at 10-15 sites in the UK, Germany and several other European countries. During the first part of this two-part study, patients will receive a single 600 mg dose of KVD900 while not having an attack to explore pharmacokinetic and pharmacodynamics properties. All patients will then enter part two of the study, which is a crossover investigation in which the efficacy of KVD900 will be assessed versus placebo across two attacks. Patients experiencing an attack will take a single dose of 600 mg of KVD900 or placebo within one hour of the start of the attack. The second attack will be dosed with the other treatment. Patients will have access to their normal, on-demand treatment as required. For all attacks, data will be collected for 24 hours on endpoints including symptom severity using visual analog scale (VAS) and the Likert scale, as well as patient use of their standard of care therapy. Data is expected from this trial in late 2019.

Plasma kallikrein is a clinically relevant and validated target in treatment of HAE. We designed KVD900 for oral on-demand treatment for HAE attacks with a rapid onset of exposure to high levels and sustained inhibition of plasma kallikrein for up to more than 10 hours. Efficacy of acute injectable treatments is often undermined by late dosing and we believe that treating at the first sign of an attack rather than once swelling has begun, will maximize effectiveness. We believe that a safe, conveniently administered tablet which halts attack progression represents a currently unmet patient need.

We remain focused on delivering oral plasma kallikrein inhibitors for prophylactic treatment of HAE and for DME. Our next oral plasma kallikrein inhibitor, KVD824, has commenced a first-in-human clinical study and we expect to provide a development update early in the second half of 2019.

We have devoted substantially all of our efforts to research and development, including clinical trials of our product candidates. We have not completed the development of any product candidates. Pharmaceutical drug product candidates, like those we are developing, require approvals from the FDA or foreign regulatory agencies prior to commercial sales. There can be no assurance that any product candidates will receive the necessary approvals and any failure to receive approval or delay in approval may have a material adverse impact on our business and financial results. We are subject to a number of risks and uncertainties similar to those of other life science companies developing new products, including, among others, the risks related to the necessity to obtain adequate additional financing, to successfully develop product candidates, to obtain regulatory approval of product candidates, to comply with government regulations, to successfully commercialize our potential products, to the protection of proprietary technology and to our dependence on key individuals.

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

Other Income

Other income consists of bank and investment interest, research and development tax credits from the United Kingdom government’s tax incentive programs set up to encourage research and development in the United Kingdom and realized and unrealized exchange rate gains/losses on cash held in foreign currencies.

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

Results of Operations

Comparison of three months ended January 31, 2019 and 2018

The following table sets forth the key components of our results of operations for the three months ended January 31, 2019 and 2018 (in thousands):

	Three Months Ended
	January 31,		Increase
	2019	2018	(decrease)

Revenue	$3,890	$2,331	$1,559
Operating expenses
Research and development expenses	7,650	4,548	3,102
General and administrative expenses	2,900	2,129	771
Other income
Interest, exchange rate loss and other income	2,704	(888)	3,592

Revenue. Revenue was $3.9 million in the three months ended January 31, 2019 compared to $2.3 million for the same period in the prior year. The increase of $1.6 million was due to an increase of $1.6 million of revenue from the Merck Option Agreement recognized in the three months ended January 31, 2019 compared to the same period in the prior year. We expect that our reported revenues will be at or near current levels in future periods as the proceeds from the Merck Option Agreement are recognized as services are performed.

Research and Development Expenses. Research and development expenses were $7.6 million for the three months ended January 31, 2019 compared to $4.5 million for the same period in the prior year, primarily due to an increase in early stage research activities, the ongoing Phase 2 clinical trial for KVD001 and an increase in activity related to the additional oral programs. The impact of exchange rates on research and development expenses was a decrease to expenses of approximately $0.3 million in the three months ended January 31, 2019 compared to the same period in the prior year.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	January 31,
	2019	2018
Intravitreal	$1,923	$697
Clinical stage oral programs	690	762
Additional oral programs	987	537
Early stage research activities	4,050	2,552
Total	$7,650	$4,548

Expenses for the intravitreal program were $1.9 million for the three months ended January 31, 2019 compared to $0.7 million for the same period in the prior year due to the ongoing Phase 2 clinical trial for KVD001. We anticipate that expenses continue at current levels over the short term and then trend downwards as the clinical trial for KVD001 heads towards completion later this year.

Expenses for the clinical stage oral programs were $0.7 million in the three months ended January 31, 2019 compared to $0.8 million for the same period in the prior year due to the timing of expenses related to the first-in-human study for KVD900 during the three months ended January 31, 2019. We anticipate that these expenses will increase significantly above current levels as we begin later stage development of KVD900 and KVD824 enters clinical development.

Expenses for the additional oral programs were $1.0 million in the three months ended January 31, 2019 compared to $0.5 million for the same period in the prior year due to an increase in preclinical development activity as we prepared KVD824 to enter clinical development. We anticipate that expenses will decline from current levels in the near term as KVD824 enters clinical development.

Expenses for early stage research activities were $4.0 million for the three months ended January 31, 2019 compared to $2.6 million for the same period in the prior year due to additional projects compared to the same period in the prior year. We anticipate that expenses will continue to increase as multiple candidates are assessed in discovery and advanced into early stage development.

General and Administrative Expenses. General and administrative expenses were $2.9 million for the three months ended January 31, 2019 compared to $2.1 million for the same period in the prior year. The increase of $0.8 million was substantially due an increase in compensation expense of $0.4 million and an increase in professional fees of $0.4 million. We anticipate that expenses will continue at or above current levels.

Other Income. Other income was $2.7 million for the three months ended January 31, 2019 compared to a loss of $0.9 million for the same period in the prior year. The increase of $3.6 million was primarily due to an increase of $0.7 million in income from research and development tax credits, an increase in interest income of $0.7 million and a decrease in unrealized foreign currency exchange rate losses of $2.1 million from transactions denominated in foreign currencies in our U.K. subsidiary.

Comparison of nine months ended January 31, 2019 and 2018

The following table sets forth the key components of our results of operations for the nine months ended January 31, 2019 and 2018 (in thousands):

	Nine Months Ended
	January 31,		Increase
	2019	2018	(decrease)

Revenue	$13,201	$3,554	$9,647
Operating expenses
Research and development expenses	23,882	12,385	11,497
General and administrative expenses	7,879	6,905	974
Other income
Interest, exchange rate gain (loss) and other income	6,270	588	5,682

Revenue. Revenue was $13.2 million in the nine months ended January 31, 2019 compared to $3.6 million for the same period in the prior year. The increase of $9.6 million was due primarily to an increase of $10.0 million of revenue from the Merck Option Agreement recognized in the nine months ended January 31, 2019, which was partially offset by a decrease in grant revenue of $0.4 million compared to the same period in the prior year. We expect that our reported revenues will be at or near current levels in future periods as the proceeds from the Merck Option Agreement are recognized as services are performed.

Research and Development Expenses. Research and development expenses were $23.9 million for the nine months ended January 31, 2019 compared to $12.4 million for the same period in the prior year, primarily due to an increase in early stage research activities, the ongoing Phase 2 clinical trial for KVD001 and the initiation of the Phase 1 clinical trial for KVD824. The impact of exchange rates on research and development expenses was an increase to expenses of approximately $0.2 million in the nine months ended January 31, 2019 compared to the same period in the prior year.

Research and development expenses by major programs or categories were as follows (in thousands):

	Nine Months Ended
	January 31,
	2019	2018
Intravitreal	$7,754	$1,462
Clinical stage oral programs	2,142	2,920
Additional oral programs	3,630	733
Early stage research activities	10,356	7,270
Total	$23,882	$12,385

Expenses for the intravitreal program were $7.7 million for the nine months ended January 31, 2019 compared to $1.5 million for the same period in the prior year due to the continuation of the Phase 2 clinical trial for KVD001. We anticipate that expenses will continue at current levels over the short term and then trend downwards as the clinical trial for KVD001 heads towards completion later this year.

Expenses for the clinical stage oral programs were $2.1 million in the nine months ended January 31, 2019 compared to $2.9 million for the same period in the prior year due to the continuation of the first-in-human study for KVD900. We anticipate that expenses will continue above current levels as we begin later stage development of KVD900 and KVD824 enters the clinical testing phase.

Expenses for the additional oral programs were $3.6 million in the nine months ended January 31, 2019 compared to $0.7 million for the same period in the prior year due to spending on activities to enable the clinical development filing for KVD824. We anticipate that expenses will decline in the near term as KVD824 enters clinical development.

Expenses for early stage research activities were $10.3 million for the nine months ended January 31, 2019 compared to $7.3 million for the same period in the prior year due to increased research activity on additional projects compared to the same period in the prior year. We anticipate that expenses will continue to increase as multiple candidates are assessed in discovery and advanced into early stage development.

General and Administrative Expenses. General and administrative expenses were $7.9 million for the nine months ended January 31, 2019 compared to $6.9 million for the same period in the prior year. The increase of $1.0 million was substantially due to an increase of $0.9 million in stock based compensation. We anticipate that expenses will continue at or above current levels.

Other Income. Other income was $6.3 million for the nine months ended January 31, 2019 compared to $0.6 million for the same period in the prior year. The increase of $5.7 million was primarily due to an increase of $2.8 million in income from research and development tax credits compared to the same period in the prior year, an increase in interest income of $1.0 million and a decrease in foreign currency exchange rate losses from transactions denominated in foreign currencies in our U.K. subsidiary.

Liquidity and Capital Resources

We have funded operations primarily through the issuance and sale of capital stock, the Merck Option Agreement, and grant income. As of January 31, 2019, we have received cumulative equity funding totaling $160.5 million, $37.0 million from the Merck Option Agreement, grant income of $8.9 million and we have an accumulated deficit of $84.0 million. Our working capital, primarily cash, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued.

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

Cash Flows

The following table shows a summary of the net cash flow activity for the nine months ended January 31, 2019 and 2018 (in thousands):

	Nine Months Ended
	January 31,
	2019	2018

Cash flows used in operating activities	$(25,854)	$16,513
Cash flows used in investing activities	(55,375)	(343)
Cash flows provided by financing activities	87,788	8,999
Effect of exchange rate changes on cash and cash equivalents	(1,269)	2,559
Net increase (decrease) in cash and cash equivalents	$5,290	$27,728

Net cash used in operating activities

Net cash used in operating activities of $25.9 million for the nine months ended January 31, 2019 primarily consisted of a net loss of $12.3 million, a decrease in deferred revenue of $13.2 million, a $2.4 increase in the research and development tax credit receivable and a $2.4 million increase in prepaid expenses related to prepayments made to clinical research organizations and interest receivable related to our investments. These unfavorable adjustments were partially offset by $2.4 million of noncash adjustments and favorable net working capital movements of $1.7 million from accounts payable, which increased as a result of amounts due to clinical research organizations outstanding at January 31, 2019. Compared to the prior year, the decrease in cash flows used in operating activities was primarily due to the receipt of the upfront payment related to the Merck Option Agreement in the nine months ended January 31, 2018.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended January 31, 2019 was $55.4 million compared to $0.3 million used in investing activities during the same period in the prior year and primarily consisted of the purchase of available for sale securities. Cash used in investing activities for the six months ended January 31, 2018 was primarily due to the acquisition of lab equipment.

Net cash provided by financing activities

The net cash provided by financing activities during the nine months ended January 31, 2019 was $87.8 million compared to $9.0 million in the same period in the prior year due primarily to the proceeds received from the sale of common stock through a private placement transaction in August 2018 and a public offering in September 2018.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. We are party to several operating leases for office and laboratory space as well as a capital lease for certain laboratory equipment as of January 31, 2019. See the minimum lease payments schedule in Note 4 to these unaudited interim condensed consolidated financial statements.

Off-Balance Sheet Arrangements

At January 31, 2019 we were not a party to any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

Foreign Exchange Rate Risk

We maintain cash balances primarily in both U.S. Dollars (“USD”) and British Pound Sterling (“GBP”) to fund ongoing operations. Cash, cash equivalents and available for sale securities as of January 31, 2019 was composed of $56.3 million and consisted of readily available checking and bank deposit accounts held primarily in both USD and GBP and $54.8 million of securities held. As of January 31, 2019, 88% of cash and cash equivalents were held in USD and 12% in GBP. We currently incur significant expenses in GBP and convert USD as needed to fund those expenses. We do not believe our cash and cash equivalents are exposed to significant exchange rate risk, though we do not currently engage in exchange rate hedging or other similar activities. A 10% change in the exchange rate would result in an immaterial net gain or loss.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on the results of operations for any periods presented herein.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2019.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

          Not applicable.

Item 6.	EXHIBITS

          Exhibits

10.1	Amendment, dated January 31, 2019, to the Service Agreement dated November 1, 2015, by and between KalVista Pharmaceuticals Ltd and Dr. Christopher M. Yea.#
10.2	Equity Acceleration Letter dated March 11, 2019, by and between KalVista Pharmaceuticals Ltd, and Dr. Christopher M. Yea.#
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management Contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALVISTA PHARMACEUTICALS, INC.

Date: March 14, 2019	By:	/s/ T. Andrew Crockett
T. Andrew Crockett Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2019	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Financial Officer (Principal Financial and Accounting Officer)