Form 10-K
period 2019-04-30
KalVista Pharmaceuticals, Inc.
filed 2019-07-16
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-36830

KalVista Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	20-0915291
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Cambridge Parkway Suite 901 East Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 999-0075

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	KALV	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of common stock held by non-affiliates of the registrant calculated based on the closing price of $18.90 of the registrant’s common stock as reported on The NASDAQ Global Market on October 31, 2018, the last business day of the registrant’s most recently completed second quarter, was $177,929,193.

The number of shares of Registrant’s Common Stock outstanding as of July 1, 2019 was 17,388,298.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in responses to Part III of Form 10-K is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2019. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended April 30, 2019.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, timing and results of preclinical and clinical development activities, and potential regulatory approval and commercialization of product candidates. In some cases, forward-looking statements may be identified by terminology such as “believe,” “may,” “will,” “should,” “predict,” “goal,” “strategy,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions and variations thereof. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Item 1. Business.

Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of small molecule protease inhibitors for diseases with significant unmet need. Our first product candidates are inhibitors of plasma kallikrein being developed for two indications: hereditary angioedema (“HAE”) and diabetic macular edema (“DME”). We apply our insights into the chemistry of proteases and, with our current programs, the biology of the plasma kallikrein system, to develop small molecule inhibitors with high selectivity, potency and bioavailability that we believe will make them successful treatments for disease. We have created a structurally diverse portfolio of oral plasma kallikrein inhibitors and advanced multiple drug candidates into Phase 1 clinical trials in order to create what we believe will be best-in-class oral therapies for these two indications.

We have advanced one of these candidates, KVD900, into later stage clinical development as potential on-demand therapy for HAE attacks, with a Phase 2 clinical trial expected to complete in late 2019. This trial will evaluate the safety and efficacy of KVD900 as an on-demand treatment for HAE attacks in at least 50 Type 1 and Type 2 HAE patients. In the case of DME, we are initially developing a plasma kallikrein inhibitor which is administered directly into the eye and anticipate ultimately developing orally delivered drugs. Our most advanced DME drug candidate, KVD001, is currently in a fully enrolled Phase 2 clinical trial which we anticipate will be completed in the second half of 2019.

HAE is a rare and potentially life-threatening condition with symptoms that include episodes of debilitating and often painful swelling in the skin, gastrointestinal tract or airways. Despite having multiple therapies approved, we believe HAE patients are in need of alternatives that better meet their objectives for quality of life and ease of disease control. Currently marketed therapies are all administered by injection and we anticipate that there will be strong interest in safe and effective, orally delivered, small molecule treatments. Our strategy for the treatment of HAE is to develop a portfolio of molecules, both to provide best-in-class oral therapeutics as well as to have the opportunity to evaluate molecules for different market segments. Our medicinal chemistry program has discovered and patented a large portfolio of structurally diverse plasma kallikrein inhibitors, which enables us to select only compounds that meet stringent criteria for progression.

Based upon results observed in the Phase 1 trial, we have selected the compound KVD900 to move forward as a potential therapy for on-demand treatment of acute attacks in patients with HAE. We believe that a conveniently administered oral, on-demand product could provide an opportunity to capture a significant portion of the current acute treatment market as well as patients who may currently use prophylactic therapies because of the lack of convenient and effective alternatives. We initiated a Phase 2 clinical trial for KVD900 in late 2018 that we expect to complete in late 2019. This trial will evaluate the safety and efficacy of KVD900 as an on-demand treatment for HAE attacks when taken at the onset of symptoms.

Our Phase 1 first-in-human study of KVD900 displayed what we believe is a very attractive profile for on-demand therapy. In the placebo-controlled study in healthy volunteers, doses of up to 600 mg were generally well tolerated with no dose-limiting safety signals emerging and no treatment-related gastrointestinal adverse events noted at all dose levels tested. The pharmacokinetic exposure profile revealed rapid absorption of KVD900 following oral administration to maximal concentrations more than 100x the concentration at which we believe we can demonstrate clinical efficacy. The rapidity of absorption was such that at the higher dose levels, effective concentrations were reached in as little as 10 minutes after dosing. Exposure to KVD900, determined as both maximal concentration and overall exposure (area under the curve) increased dose-dependently. We believe this combination of rapid uptake and very high drug levels compares favorably to the existing injected therapies, which show no faster absorption and generally much lower peak levels of drug concentration. Our pharmacodynamic analysis of samples collected from the volunteers following administration of KVD900 shows high levels of plasma kallikrein inhibition for as long as 10 hours after a single dose. This data, combined with the level of inhibition of plasma kallikrein activity by exogenously added KVD900 in HAE patient plasma tested in a separate assay, leads us to believe that a single dose of KVD900 may inhibit plasma kallikrein in patients experiencing an acute HAE attack sufficiently to provide a therapeutic alternative that is superior to current treatments.

DME is the leading cause of moderate vision loss in most developed countries and diabetes, the underlying cause of DME, is the leading cause of blindness among adults aged 20 to 74 years old, according to 2014 statistics published by the Center for Disease Control and Prevention. Our DME program is initially focused on the development of an intravitreally administered small molecule plasma kallikrein inhibitor, KVD001. We believe intravitreal plasma kallikrein inhibitors may be an effective alternative therapy to vascular endothelial growth factor (“VEGF”) inhibitors and further improve visual acuity and decrease macular thickening. Preclinical pharmacokinetic studies in animals using KVD001 have shown that direct injection into the eye delivers a high drug concentration at the desired site of action. The drug concentration is maintained for a prolonged period with a low systemic exposure, potentially supporting an extended dosing schedule. We have successfully completed a first-in-human trial of KVD001 in patients with DME and have fully enrolled a Phase 2 trial that we expect to complete in the second half of 2019. In addition to KVD001, we also plan to develop an oral plasma kallikrein inhibitor to treat DME. An oral treatment may provide the opportunity to reduce treatment burden, treat patients earlier in disease progression, and provide a convenient and readily accessible treatment option for DME.

In addition to KVD900 for HAE and KVD001 for DME, in January 2019 we announced initiation of a first-in-human study for KVD824, our next clinical stage oral plasma kallikrein inhibitor candidate. This study tested single doses of KVD824 from 10 mg to 1280 mg and multiple doses from 80mg to 640mg given twice daily.  KVD824 was generally well tolerated at all dose levels tested. Based upon these results, we believe that KVD824 may have potential for development in either HAE or DME, and we have determined to conduct additional formulation work to further optimize the pharmacokinetics and pharmacodynamics of the compound prior to making a decision as to which indication to pursue. We anticipate completing this additional work in 2019, and are currently making preparations to initiate a Phase 2 clinical trial in our chosen indication in the first half of 2020.

In October 2017, our wholly-owned, U.K. based subsidiary KalVista Pharmaceuticals Limited (“KalVista Limited) and Merck Sharp & Dohme Corp. (“Merck”) entered into an option agreement (the “Option Agreement”) under which we granted to Merck an option to acquire KVD001 through a period following completion of a Phase 2 clinical trial. We also granted to Merck a similar option to acquire investigational orally delivered molecules for DME (the “Oral DME Compounds”) that we will continue to develop as part of our ongoing research and development activities, through a period following the completion of a Phase 2 clinical trial. Under the terms of the Option Agreement, Merck paid to us a non-refundable upfront fee of $37.0 million in November 2017 and may pay up to an additional $715 million in milestones as well as royalties on net sales of any products commercialized under the Agreement. The next payment due from Merck will be in the event that Merck determines to exercise its option on KVD001 after we provide them with a data package following the Phase 2 trial completion. Should Merck exercise this option, they will be obligated to make an exercise payment as well as additional milestone payments based upon achievement of further clinical and regulatory events. Merck also invested approximately $9.1 million in a separate private placement transaction of common shares that closed concurrently with the Option Agreement.

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

•

Advance multiple HAE product candidates into clinical development. We intend to develop best-in-class oral therapies for HAE and, to accomplish that goal, we plan to bring multiple drug candidates into clinical trials and compare their performance before determining which program, or programs, to advance. KVD900 has been chosen to advance to later stage development as an on-demand therapy for acute HAE attacks, and a Phase 2 clinical trial in HAE patients is expected to complete in late 2019. We are still conducting preclinical development of multiple additional drug candidates. We expect that these additional candidates will be developed for other portions of the HAE market, such as prophylactic treatment, that are still in need of better therapeutic options.

•

Continue to advance our intravitreal DME program and develop an oral therapy. KVD001, our first product candidate to treat DME, will complete a Phase 2 clinical trial in the second half of 2019. We also intend to develop an oral therapy for this indication, which we believe could dramatically improve the standard of care for patients, since all current therapies are delivered by injection into the eye.

•

Grow our capabilities internally as well as through strategic partnerships. We intend to retain ownership and control of our pipeline programs to key milestones. For certain indications, such as HAE, that can be addressed by a focused organization, we may determine to keep all program rights and develop sales and marketing capabilities. For programs that address larger markets or require greater infrastructure or resources, we may seek a partner that can provide those capabilities such as we did with Merck in DME. Decisions on whether, and when, to engage in partnerships or collaborations will be based upon our evaluations of the relative risks and rewards of those collaborations at each point in the development cycle.

Plasma Kallikrein in HAE and DME

Plasma kallikrein is a serine protease enzyme that is a key early mediator of inflammation and edema. The body modulates the inflammatory effects of plasma kallikrein through a circulating inhibitor protein called C1-esterase inhibitor (“C1-INH”). Most patients with HAE have genetic mutations that lead to C1-INH deficiency, which results in an inability to control activated plasma kallikrein in affected tissues. This excessive activation leads to inflammation, edema, and pain.

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

Hereditary Angioedema

Disease Overview

HAE is a rare and potentially life-threatening genetic condition that occurs in about 1 in 10,000 to 1 in 50,000 people, according to published information from an HAE patient advocacy group. Excessive plasma kallikrein activation that is not sufficiently controlled by C1-INH leads to HAE attacks, which can vary with regard to the affected tissue or organ and severity. HAE attacks include episodes of intense swelling usually in the skin, gastrointestinal tract or airways. They often lead to temporary disfiguration of various body parts including the hands, feet, face, body trunk, and genitals. In addition, patients often have bouts of excruciating abdominal pain, nausea and vomiting that is caused by swelling in the intestinal wall. Airway swelling is particularly dangerous and can lead to death by asphyxiation.

Attacks can occur spontaneously although they often are associated with anxiety, stress, minor trauma, surgery, or illnesses. Commonly patients are alerted to an impending attack by prodromal symptoms which include rash, fatigue, and muscle aches. Trauma to the oral cavity caused by dental procedures makes HAE patients particularly vulnerable to airway attacks. The frequency of HAE attacks is highly variable, with some patients having attacks several times per week and others very infrequently. Population studies have shown that the median number of attacks per month for patients is approximately one, and approximately 90% of patients have two or fewer attacks per month. Although life-threatening airway swelling is rare, at least half of HAE patients have experienced at least one such attack and airway attacks remain a major cause of mortality in HAE patients. The severity of attacks is unpredictable and not related to their underlying frequency. A patient with only one attack per year can nevertheless be at risk of suffering a laryngeal attack.

The most common cause of HAE is a defect or mutation in the gene responsible for the production of C1-INH. HAE is an autosomal dominant disease, meaning that a defect in only one copy of the gene leads to symptoms and that it occurs at similar rates in both males and females. While HAE can result from the inheritance of a defective gene from a parent, a number of cases also arise from spontaneous mutations. Patients with C1-INH-related disease are classified as Type 1 or Type 2; Type 1 is the most common form and results in low levels of circulating C1-INH and Type 2 results in production of a low function protein. An additional form of HAE, sometimes called normal C1-INH HAE, can occur in patients with normal levels of C1-INH for a variety of reasons including mutations in genes for Factor 12, plasminogen or angiopoetin. Moreover, bradykinin-induced acute attacks of angioedema can occur idiopathically in individuals for which a hereditary cause has not yet been identified. Excessive formation of bradykinin can also be caused by increased circulation of estrogens, reduced elimination of bradykinin, or through use of drugs such as ACE inhibitors.

C1-INH is a natural plasma-borne protein that is an inhibitor of multiple serine proteases in both the complement and kallikrein kinin systems. C1-INH is the predominant physiological inhibitor of plasma kallikrein, and thereby suppresses the generation of bradykinin, a potent hormone produced by plasma kallikrein, that activates its receptors on blood vessels to increase vascular leakage. Uncontrolled plasma kallikrein activity leads to the edema that is the hallmark of HAE. Selective plasma kallikrein inhibitors and a bradykinin receptor antagonist are approved therapies for HAE. As such, plasma kallikrein is a clinically validated target for HAE and previous studies have demonstrated that plasma kallikrein inhibition can both treat and prevent HAE attacks.

Current Treatments and Market opportunities

There are a number of marketed and development stage therapeutics for HAE which provide evidence that inhibition of plasma kallikrein activity will give therapeutic benefit in HAE. Lanadelumab (TakyzyroTM) is a plasma kallikrein inhibitor indicated for prophylaxis to prevent attacks of HAE. The prescribing information recommends subcutaneous administration every two weeks. Dosing every four weeks may be considered in some patients. Ecallantide (Kalbitor®) is a small protein inhibitor of plasma kallikrein that is approved for treatment of acute attacks of HAE. While effective, ecallantide has been associated with cases of anaphylaxis and its approval by the U.S. Food and Drug Administration (“FDA”) includes a black box warning limiting its administration to healthcare professionals. Other therapies provide C1-INH replacement to control plasma kallikrein levels. Marketed C1-INH replacement therapies include Cinryze® and Berinert®, which are purified from human plasma, and Ruconest® which is a recombinant product. Icatibant (Firazyr®) is a synthetic peptide-based antagonist that blocks the activity of bradykinin. All of these products are administered by injection, which is typically less convenient for patients and has the potential to reduce compliance. As a result of the lifelong nature of HAE and the challenges related to taking many of the injected therapies, patient surveys consistently indicate an overwhelming desire of patients for an oral therapy. We believe that a safe and effective oral agent has the potential to transform treatment for this disease. We also believe that opportunities exist for both acute and prophylactic treatments, and we intend to consider all of our programs as potential therapies in both segments of the market. For this reason, we plan to evaluate multiple formulations and profiles of our programs as part of our clinical development strategy.

We believe a further future market opportunity may exist in treatment of normal C1-INH HAE. Estimates of the size of this patient population vary widely, but we believe that the nature of normal C1-INH HAE disease may make prophylaxis less attractive for these patients than a safe and rapidly effective on-demand plasma kallikrein inhibitor therapy.

Our Portfolio of HAE Programs

Our strategy is to evaluate and develop multiple oral molecules in pursuit of best-in-class therapies for HAE patients, with an initial focus on treatment of Type 1 and Type 2 HAE. This portfolio approach may lead to development of multiple molecules to address unmet need in both prophylactic and acute market segments. We have promoted multiple molecules into clinical testing and are pursuing additional candidates in order to expand the universe of properties and increase the likelihood of delivery of one or more best-in-class treatments for HAE. The first of these product candidates to be evaluated in later stage clinical trials is KVD900. KVD900 entered a Phase 2 clinical trial in late 2018 that is expected to complete in late 2019.

KVD900

The Phase 1, first-in-human study of KVD900 was a multi-part study consisting of a single ascending dose phase, a formulation cross-over phase, and investigation of food effect in 84 healthy, male volunteers. Doses up to 600 mg were tested in this study using both capsule and tablet formulation, with the tablet the intended formulation for future development. Data from the single ascending dose phase of the study showed that KVD900 tablets were rapidly absorbed into the bloodstream and achieved blood levels that we believe are sufficient for efficacy within as little as 10 minutes at the higher dose levels, and essentially complete inhibition of plasma kallikrein was observed within 30 minutes. During the formulation cross-over eight subjects were administered 100 mg KVD900 in both capsule and tablet formulation with a 7 day washout period between dosings. In the food effect phase twelve subjects were dosed fasted or following a standardized high calorie and high fat meal. The fed state had little impact on the pharmacodynamic profile of KVD900 tablets, delivering 95% inhibition within 30 minutes.

There were no severe adverse events (“SAE”) reported. On active treatment, 22 of the 23 reported adverse events (AE) were mild; a moderate AE of headache was reported in the 10 mg dose group and considered unrelated to treatment. There was one gastrointestinal AE reported during the study which was considered unrelated to treatment. There were no clinically significant changes in vital signs, ECG or safety laboratory findings. Single doses of KVD900 up to 600 mg were generally well-tolerated in this study.

Evidence from studies using therapies approved for the treatment of acute HAE attacks shows that earlier treatment has a powerful impact on the efficacy outcomes. Despite clear evidence that early treatment markedly reduces attack duration, treatment is often delayed. In one outcome study of 207 HAE attacks, attack duration was 2.75-fold shorter when treatment was administered within 1 hour of attack onset (6.1 hours versus 16.8 hours [p<0.001]), yet nearly 60% of patients delayed treatment for more than one hour after the attack began, and 30% waited more than five hours. We believe this delay in administration is due to many factors including the inconvenience of preparation and administration as well as the discomfort of injectable therapies. An oral therapy has the potential to overcome these and lower the barrier for treatment for patients. The combination of the rapid uptake of KVD900 to very high blood levels and the likelihood of earlier dosing by patients, could lead to much better disease management and prevention of attacks reaching the critical stage of significant swelling and discomfort. We therefore believe that a safe, oral on-demand treatment has the potential to become a preferred alternative for patients currently using injectable treatments, including both acute and prophylactic therapies.

Based upon the results of the Phase 1 study, we are currently dosing KVD900 in a Phase 2 clinical trial intended to evaluate KVD900 as an on-demand treatment for HAE attacks. We intend to investigate the efficacy of KVD900 in at least 50 Type 1 and Type 2 HAE patients, conducted at 10-15 sites in the UK, Germany and several other European countries. During the first part of this two-part study, patients will receive a single 600 mg dose of KVD900 while not having an attack to explore pharmacokinetic and pharmacodynamic properties. All patients will then enter part two of the study, which is a randomized, blinded, crossover investigation of the efficacy of KVD900 versus placebo. Each patient will treat two attacks with trial medication, one with KVD900 and one with placebo in a randomized, blinded sequence. Following randomization, patients will be given the first treatment of the sequence to take home. At the onset of an attack patients will call their doctor to confirm the attack has started and will take their treatment within one hour of the recorded onset. Patients will then return to the clinic to receive the alternative treatment and proceed to treat a second attack in an identical manner.  Patients will have access to their normal, acute treatment as required. The primary endpoint is use of standard of care and the secondary endpoints are comprised of several different symptom severity scores. Data is expected from this trial in late 2019.

Additional HAE Development Plans

In parallel with progression of KVD900 for on-demand therapy, we are committed to expansion of our proprietary compound portfolio to enable development of molecules with a diverse set of properties that maximize our chance of progressing additional best-in-class treatments for HAE. We intend to develop one of our other drug candidates to provide a therapeutic option for the prophylactic segment of the market. Our scientific team has demonstrated the ability to consistently generate new candidate molecules, enabling a rigorous selection process that only advances programs that meet strict internal criteria. As part of this effort, we have developed assays that provide proprietary insights into inhibition of plasma kallikrein, supporting selection of product candidates at an earlier stage that may have a higher likelihood of demonstrating clinical success. Activation of plasma kallikrein during an HAE attack results in the cleavage of high molecular weight kininogen (HK) to release bradykinin, which increases vascular permeability leading to angioedema. Previous studies have shown that protection of HK from cleavage is associated with protection from HAE attacks. Therefore, we use an assay to quantify the protection of HK whole plasma as an ex vivo model to evaluate the pharmacodynamic effects of plasma kallikrein inhibitors on HAE attacks. This model evaluates the effects of plasma kallikrein inhibitors on the specific plasma kallikrein substrate (HK) that is associated with bradykinin generation in undiluted plasma, which has physiologically relevant concentrations of components of the kallikrein system as well as factors that may influence the activity of inhibitors. Indeed, we have found that some compounds that work well on pure enzyme may perform poorly in whole plasma. Therefore, we have specifically selected and optimized plasma kallikrein inhibitors for potency in plasma.

Diabetic Macular Edema

Disease Overview

DME occurs as a complication of diabetes and is caused by the breakdown of the endothelial barrier function in the retina, resulting in the accumulation of fluid in the macula. This leads to edematous thickening of the macula region of the retina and loss of visual acuity, potentially leading to blindness. DME is a major complication associated with diabetes, affecting an estimated 26% of type 1 diabetic patients after 14 years of the disease, and an estimated 29% over their lifetime; 17% of type 1 diabetic patients were estimated to develop clinically significant macular edema over their lifetime. Approximately 900,000 patients in the United States have active DME and are at serious risk of vision loss, according to a study published in 2015.

The current standard of care for DME in the United States is therapy directed against VEGF, a hypoxia-induced protein that stimulates the growth of blood vessels in the retina. FDA approved anti-VEGF therapies for DME are ranibizumab (Lucentis®) and aflibercept (Eylea®). Both of these products are administered via intravitreal injection at roughly monthly intervals. In addition to treatment by these two products, a large fraction of patients is treated with bevacizumab (Avastin®), another therapy that works through the same mechanism of binding to VEGF but has not been approved for ophthalmic use. Bevacizumab is priced based on its application in oncology and off-label use by retinal specialists typically results in treatment at a fraction of the cost seen with both ranibizumab and aflibercept. Patients are also treated with laser therapy in some circumstances.

A number of other drug therapies are used to treat DME, including corticosteroid anti-inflammatories such as triamcinolone acetonide, fluocinolone, and dexamethasone. These drugs also are administered via intravitreal injection. Sustained release versions of fluocinolone (Illuvien®) and dexamethasone (Ozurdex®) have been approved for use in DME, substantially reducing the number of injections required to obtain and maintain clinical responses. These novel corticosteroid formulations led to 15-letter improvements in visual acuity in approximately 20-30% of patients. Corticosteroid treatment, however, is associated with a dramatic increase in cataract formation and a rise in intraocular pressure, reducing the attractiveness of these agents as potential therapies in many patients.

In a recent large, multi-center clinical trial in DME patients, anti-VEGF therapy led to approximately 20% of patients improving their visual acuity by 15 letters or more after a median of 9 or 10 intravitreal injections, leaving a significant portion of the patients with inadequate control of their disease. Further, in one study conducted for an approved anti-VEGF, 40% of patients displayed minimal improvement in visual acuity following anti-VEGF therapy after months of treatment.

Research into the biology underlying DME by our scientific team has identified plasma kallikrein as a potential novel target for this indication. KalVista scientists were the first to identify increased concentrations of plasma kallikrein in vitreous fluid samples obtained from individuals with diabetic retinopathy and DME and have pioneered the development of plasma kallikrein inhibitors for the treatment of this disease. Our group has established preclinical models to investigate the role of plasma kallikrein in both VEGF-independent and VEGF-mediated DME as well as for underlying pathologies associated with diabetic retinopathy. We have used this in-depth knowledge of the plasma kallikrein system, diabetic retinopathy, and clinical ophthalmology to evaluate the effects of orally available plasma kallikrein inhibitors for the treatment of DME. Using a pharmacology platform, originally developed and validated using plasma kallikrein knockout mice at the Joslin Diabetes Center and Harvard Medical School, we have screened and characterized the pharmacodynamic effects of KalVista’s oral plasma kallikrein inhibitors. We were the first to demonstrate that plasma kallikrein inhibition and gene knockout are protective against VEGF-induced retinal edema.

Using subcutaneously implanted osmotic pumps we have quantified the dose-dependent pharmacodynamic effect of plasma kallikrein inhibitors on VEGF-induced retinal edema and have correlated these effects with both plasma and retinal drug concentrations. Moreover, using gavage we have characterized the pharmacokinetic and pharmacodynamics effects of orally administered plasma kallikrein inhibitors on retinal edema. These models and protocols have enabled detailed characterization and comparison of the effects of multiple oral plasma kallikrein inhibitors on retinal edema.

Our DME Development Activities

Our first potential DME therapy is KVD001. KVD001 is a potent inhibitor of human plasma kallikrein with an IC50 of approximately 10 nM and a high degree of selectivity against a broad range of other proteases. We have developed KVD001 for intravitreal injection because we believe that trials using this delivery modality will provide a relatively early and direct proof-of-concept since the molecule is delivered directly to the site of edema. Since other products such as anti-VEGF therapies are also delivered intravitreally, we believe this will be accepted by both physicians and patients and will not lead to any competitive disadvantages. Another inherent advantage of intravitreal administration is that there is very limited systemic exposure, thus reducing potential systemic safety concerns.

We have completed an open label single ascending dose Phase 1 trial of KVD001 in 14 DME patients, all of whom had previously received anti-VEGF treatment but had discontinued this treatment prior to entry into the study. Following this study, we conducted further preclinical testing to enable multiple monthly injections of KVD001, as well as enable concurrent treatment with KVD001 and anti-VEGF therapy. In 2018 we began recruiting a Phase 2 trial of KVD001 administered by intravitreal injection in DME patients that is now fully enrolled. This study is intended to evaluate the safety and efficacy of KVD001 in patients with DME who have received previous anti-VEGF therapy but continue to demonstrate reduced visual acuity and significant edema. All patients will have discontinued anti-VEGF therapy prior to entry into the study. The double-masked study consists of two active arms receiving low or high dose injections, and a sham control arm. Patients receive a total of four injections over a three-month period, with evaluation at the end of the dosing period and for three months following. The endpoints include safety and tolerability, best corrected visual acuity, central subfield thickness, and the diabetic retinopathy severity scale. We continue to anticipate that data from this study will be available in the second half of 2019.

KVD001 is subject to the Option Agreement with Merck. Under the terms of that Agreement once we provide certain data including results from the study, Merck will have a defined period to exercise the option on KVD001, as well as to make an additional payment to maintain the option on the Oral DME Compounds.

Potential for Oral DME Therapies

In parallel with the clinical development of our intravitreal product candidate KVD001, we intend to identify and advance plasma kallikrein inhibitors as oral therapies for DME. We believe that a safe and effective oral therapy has the potential to transform the treatment of DME which to date has been dominated by drug therapies that must be injected intravitreally. Future trials in DME with oral plasma kallikrein inhibitors may focus on the treatment of earlier stage disease, a stage at which intravitreal injections are not a desirable solution due to their inherently invasive nature and consequent risk of adverse reactions.

Additional Earlier Stage Programs

In January 2019, we announced the initiation of a first-in-human study for our next clinical stage oral plasma kallikrein inhibitor, KVD824. This ongoing study includes single ascending dose, multiple ascending dose, and food effect cohorts, and tests the drug at dose levels ranging from 10 mg to 1280 mg. The single ascending dose part of the study demonstrated dose-dependent increases in exposure, achieving mean Cmax concentrations of over 9,000 ng/ml at the highest dose studied. The multiple ascending dose part of the study was conducted at doses from 80 mg up to 640 mg twice per day for 5 days. Exposures were consistent between days 1 and 5 at all dose levels. Examination of the blinded safety data across all cohorts, both single and multiple dose, revealed no significant changes in vital signs, ECG or safety laboratory results, there were no dose-limiting tolerability or safety signals reported and all subjects completed the study.

The blood levels achieved in this study, along with other preclinical data we have generated, suggests to us that KVD824 may have potential for development in either HAE or DME. We further believe that there may be an opportunity to formulate KVD824 in such manner as to modify the release characteristics to further optimize its potential in either of these indications. We have initiated that formulation development work, which we anticipate can be completed in 2019. Based upon the results of those efforts, as well as other strategic considerations, additional ongoing preclinical development of other compounds and the results of our ongoing trials in both HAE and DME, we expect to make a final determination of the indication in which to develop KVD824 in early 2020. We are currently planning for a Phase 2 clinical trial for KVD824 that we would seek to initiate in our selected indication in the first half of 2020.

The pharmacology of KVD824 has been studied in pharmacodynamic models of both HAE and DME. For HAE, our pharmacology studies show that KVD824 added exogenously to whole human plasma provides dose dependent protection against HK cleavage following ex vivo stimulation with dextran sulfate.  The IC50 of KVD824 for dextran sulfate stimulated HK cleavage is approximately 100 nM.

For DME, preclinical studies with KVD824 were performed on mice with retinal edema induced by intravitreal injection of VEGF as an experimental model of DME. Retinal edema was quantified as the increase in retinal thickness at 24 hrs post injection with VEGF compared with baseline and measured by optical coherence tomography (OCT). Oral administration of KVD824 by gavage decreased VEGF-induced retinal edema by 84.6 % compared with mice receiving vehicle (data shown below). A comparable decrease in VEGF-induced edema were demonstrated in mice continuously administered with KVD824 using subcutaneously implanted osmotic pumps. The effects of KVD824 in reducing retinal edema is comparable with the effect of complete plasma prekallikrein gene knockout in reducing VEGF-induced retinal thickening. We have identified the plasma concentrations of KVD824 that are associated with the inhibition of retinal edema in this murine model. Comparison of these data with the pharmacokinetic data from the first in human study with KVD824 indicates that the plasma concentrations KVD824 that associated with a reduction in retinal edema in our preclinical model are achieved by orally administered KVD824 in our MAD study described above.

In addition to our clinical stage candidates, we are continually conducting preclinical development work on multiple additional drug candidates in order to achieve our goal of creating best-in-class oral plasma kallikrein inhibitors for prophylactic HAE therapy, as well as for the treatment of DME. We currently have multiple additional compounds in preclinical testing. We routinely terminate earlier stage programs for any number of reasons that lead us to believe they will not achieve our objectives, and our medicinal chemistry team is constantly developing new potential candidates. We believe this capacity to develop large numbers of candidate compounds is key to success in drug development and represents a core strategic asset of the Company.

Competition

In treating HAE, we expect to face competition from several FDA-approved therapeutics, including TakhzyroTM and Cinryze, marketed by Takeda in the United States and Europe for the prevention of angioedema attacks in adults and adolescents; Firazyr, marketed by Takeda in the United States, Europe and certain other geographic territories for the treatment of acute angioedema attacks in adult patients; Kalbitor, an injectable plasma kallikrein inhibitor marketed by Takeda for the resolution of acute attacks in adolescent and adult HAE patients; Berinert and Haegarda, marketed by CSL Behring for the prophylaxis and treatment of acute abdominal, facial or laryngeal attacks of HAE in adults and adolescents; and Ruconest, marketed by Pharming Group for the treatment of acute angioedema attacks in adult patients. We are also aware of two companies that are engaged in the clinical development of oral plasma kallikrein inhibitors for use as prophylaxis in HAE patients, BioCryst Pharmaceuticals and Attune Pharmaceuticals. BioCryst is also conducting clinical trials of a liquid, orally delivered formulation of BCX7353 for use as on-demand therapy in acute attacks.

In treating DME, we expect to face competition from several FDA-approved therapeutics, including anti-VEGF therapies Lucentis, marketed by Roche and Novartis, Eylea, marketed by Regeneron, and off-label use of Avastin from Roche. We also face competition from various corticoid steroids including extended release formulations lluvien, marketed by Alimera, and Ozurdex, marketed by Allergan. We further expect to compete with generic corticosteroids such as fluocinolone acetonide, and dexamethasone and we are aware of a number of other companies that have product candidates in early clinical trials, including Novartis, GlaxoSmithKline, Boehringer Ingelheim, Roche, Regeneron, Ohr Pharmaceutical, Aerpio Therapeutics, Oxurion and Allegro Ophthalmics. Oxurion recently announced data from a Phase 1 clinical trial of an intravitreally delivered plasma kallikrein inhibitor for the treatment of DME and indicated plans to continue development.

Intellectual Property

Our success substantially depends on our ability to obtain and maintain patents and other forms of intellectual property rights for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of April 30, 2019, we are the owner of nine U.S. patents expiring between 2023 and 2034, absent any extensions, as well as eight pending U.S. patent applications. Any patents issuing from the foregoing owned or licensed U.S. applications are expected to expire in between 2034 and 2037, absent any adjustments or extensions. As of April 30, 2019, we owned a total of 119 pending foreign applications and 164 patents in multiple jurisdictions. Any issued patents, or those issuing from these foreign patent applications, are expected to expire between 2023 and 2037, absent any adjustments or extensions. As of April 30, 2019, we also controlled five pending international applications that, if issued, are expected to expire in 2038, absent any adjustments or extensions. The chemical structures of KVD001 and KVD900 are included in composition of matter applications.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical and clinical data, including pharmacology and toxicology results, and the results of other testing and a compilation of data relating to the product’s chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a application user fee, and once approved, the NDA is also subject to annual product and establishment user fees. These fees are typically increased annually. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug products are reviewed within ten months of the date the FDA files the NDA; most applications for priority review drugs are reviewed within six months of the date the FDA files the NDA. Priority review can be applied to a drug that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

Coverage, pricing and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third party payors provide coverage, and establish adequate reimbursement levels for such products. In the United States, third party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of its products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on its investment in product development.

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on healthcare pricing. Coverage policies and third party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Employees

As of April 30, 2019, we had a total of 45 full-time employees, of whom 18 were located in the United States and 27 were located in the United Kingdom. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with employees to be good.

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

Financial Information

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended April 30, 2019, 2018 and 2017 and our total assets as of April 30, 2019 and 2018, is included in our Consolidated Financial Statements in Item 8 of this Annual Report.

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

Since inception, we have incurred significant operating losses as we focused on our discovery efforts and developing our product candidates. We expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through sales of our stock, the Merck Agreement and associated private placement, and through the share purchase transaction with Carbylan. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

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

We are an early stage clinical development company and our operations to date have been limited to organizing and staffing, business planning, raising capital, acquiring and developing the technology, identifying potential product candidates, undertaking preclinical studies and early stage clinical studies of our most advanced product candidates, KVD001 and KVD900, which are currently in Phase 2 clinical trials. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Substantial time is required to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

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

We have only recently commenced clinical development of our product candidates and the risk of failure for all of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of its product candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the Medicines & Healthcare products Regulatory Agency (the “MHRA”), the U.K. regulatory authority, the European Medicines Agency (the “EMA”) or the U.S. Food and Drug Administration (the “FDA”) will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to demonstrate safety and efficacy. We are conducting clinical trials of KVD001, KVD900 and KVD824, and we do not know whether planned or ongoing clinical trials will enroll subjects in a timely fashion, require redesign of essential trial elements or be completed on our projected schedule. In particular, because we are focused on patients with HAE, which is a rare disease, our ability to enroll eligible patients in trials may be limited or may result in slower enrollment than we anticipate. In addition, competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether.

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

If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

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

The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

Moreover, increasing efforts by governmental and third party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market.

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

In October 2017, KalVista Limited and Merck entered into the Option Agreement, under which we granted to Merck an option to acquire KVD001 through a period following completion of a Phase 2 clinical trial. We also granted to Merck a similar option to acquire investigational orally delivered molecules for DME that we will continue to develop as part of our ongoing research and development activities, through a period following the completion of a Phase 2 clinical trial. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreement, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay our development program or one or more of our other development programs, delay our potential development schedule or reduce the scope of research activities, or increase our expenditures and undertake discovery or preclinical development activities at our own expense. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development activities, we may not be able to further develop our product candidates or continue to develop our product candidates and our business may be materially and adversely affected.

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

Additionally, subject to its contractual obligations to us, if a collaborator is involved in a business combination, the collaborator might deemphasize or terminate the development of any of our product candidates. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and the perception of us in the business and financial communities could be adversely affected.

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

We may not successfully engage in strategic transactions, including any additional collaborations we seek, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expenses and present significant distractions to our management. The terms of any collaborations may also have impacts on other aspects of our business.

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

We cannot assure you that following any such collaboration, or other strategic transaction, we will achieve the expected synergies to justify the transaction. For example, such transactions may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Also, such strategic alliance, joint venture or acquisition may be prohibited. Collaborations may also have potential impact on other aspects of our business. If Merck chooses to exercise its rights under the Option Agreement, it will gain control of a significant portion of our intellectual property portfolio.

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

Our business and operations would suffer in the event of system failures or security breaches.

Our internal computer systems and those of our CROs, collaborators and third parties on whom we rely are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Furthermore, we have little or no control over the security measures and computer systems of our third party collaborators. In May 2019, we were notified by one of our vendors that they suffered a security breach and some of our data was among the information stolen by an unknown third party.  We have taken certain actions in response to that theft and we do not anticipate significant disruption to our business or future prospects. However, in the future, if such an event were to occur and lead to exposure of sensitive information or cause interruptions in our operations or our third party collaborators, it could result in a material disruption of our drug development programs and potential financial losses. For example, the loss of research data could delay development of our product candidates and the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and we may incur substantial costs to attempt to recover or reproduce the data. If any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and/or the further development of our product candidates could be delayed or impaired.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	announcement of a strategic transaction or other significant events for us or our competitors;
•	our decision to initiate a clinical trial or not to initiate a clinical trial;
•	announcements of significant changes in our business or operations, including the decision not to pursue drug development programs;
•	additions or departures of key personnel;
•	adverse results or delays in clinical trials;
•	changes in reimbursement or third party coverage of treatments for HAE or DME, or changes to treatment recommendations or guidelines applicable to the treatment of HAE or DME;
•	announcements relating to collaboration partnerships or other strategic transactions undertaken by us;
•	announcements of therapeutic innovations or new products by us or our competitors;
•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	changes or developments in laws or regulations applicable to any of our product candidates;
•	any adverse changes to our relationship with any manufacturers or suppliers;
•	the success of our testing and clinical trials;
•	the success of our efforts to acquire or license or discover additional product candidates;
•	any intellectual property infringement actions in which we may become involved;
•	announcements concerning our competitors or the pharmaceutical industry in general;
•	achievement of expected product sales and profitability;
•	manufacture, supply or distribution shortages;
•	actual or anticipated fluctuations in our operating results;
•	FDA or other regulatory actions affecting us or our industry or other healthcare reform measures in the United States, the United Kingdom or the European Union;
•	changes in financial estimates or recommendations by securities analysts;
•	trading volume of our common stock;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future; and
•	general economic and market conditions and overall fluctuations in the United States equity markets.

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

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third party claims against us and may reduce the amount of money available to us.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. We have experienced ownership changes that substantially limit our use of the NOLs available to us for U.S. federal income tax purposes. If we undergo additional ownership changes (some of which changes may be outside our control), our ability to utilize our NOLs could be further limited by Section 382 of the Code. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs. See the risk factors described above under “-Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements.”

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Cambridge, Massachusetts where we occupy approximately 2,700 square feet of office space under a five-year lease. We maintain approximately 8,800 square feet of office and research laboratory space in Porton Down, United Kingdom, under a ten-year lease. We also maintain approximately 1,000 square feet of leased research laboratory space in Boston, Massachusetts.

We believe that our current and planned facilities are adequate to meet our needs for the forseeable future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ stock market under the symbol “KALV.”

Holders

As of July 10, 2019 there were 39 holders of record of our common stock. The actual number of holders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of April 30, 2019, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)(2)	1,704,283	$10.06	902,251
Equity compensation plans not approved by stockholders (3)	80,055	$8.49	—
Total	1,784,338		902,251

(1)

Includes 159,075 shares subject to options issued pursuant to the Carbylan 2015 Incentive Plan, 175,618 shares subject to options issued pursuant to the Enterprise Management Incentives Plan and 1,369,590 shares subject to options issued pursuant to the 2017 Equity Incentive Plan. The 2017 Equity Incentive Plan contains provisions that provide for automatic increases to the authorized number of shares as of January 1st each year, of up to 4% of the outstanding shares of stock on the last day of the immediately preceding calendar year, or a lesser number of shares as approved by our board of directors. There are currently 802,251 shares available for future issuance under the 2017 Equity Incentive Plan. There are 100,000 shares of common stock available for future issuance under the 2017 Employee Stock Purchase Plan. In January 2019, the board of directors authorized the first offering period under the 2017

Employee Stock Purchase Plan to run from February 15, 2019 to June 30, 2019. All subsequent offering periods will run for six month periods ending June 30 and December 31 of each year.
(2)

Shares reserved for issuance under the 2017 Equity Incentive Plan may be granted as restricted stock, restricted share units and other equity awards, as well as for grants of stock options and stock appreciation rights.

(3)	Consists of options issued pursuant to inducement grants.

Stock Price Performance Graph

The graph below matches KalVista Pharmaceuticals, Inc.'s cumulative 49-month total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from April 9, 2015, the date our common stock became publicly traded, to April 30, 2019. Prior to November 2016 the Company was named Carbylan Therapeutics, Inc. and operated as a different entity than the current KalVista.

	4/9/15	4/15	7/15	10/15	1/16	4/16	7/16	10/16	1/17	4/17	7/17	10/17	1/18	4/18	7/18	10/18	1/19	4/19

KalVista Pharmaceuticals, Inc.	100.00	90.65	124.28	64.75	43.71	13.17	9.73	9.43	9.03	9.62	9.30	16.35	13.41	12.36	12.03	24.28	24.01	29.55
NASDAQ Composite	100.00	100.86	104.97	103.74	95.00	98.65	106.99	107.86	117.07	126.46	133.11	141.44	156.21	149.33	162.56	155.21	155.15	172.91
NASDAQ Biotechnology	100.00	97.25	111.38	94.97	77.94	78.28	84.60	75.01	81.46	87.29	93.71	92.42	100.97	91.65	103.37	92.46	97.56	94.61

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K.

The Balance Sheet Data at April 30, 2019 and 2018 and the Statement of Operations Data for each of the three years ended April 30, 2019, 2018, and 2017 have been derived from the audited Consolidated Financial Statements for such years, included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at April 30, 2017, 2016 and 2015, and the Statement of Operations Data for each of the two years in the period ended April 30, 2016 and 2015 have been derived from audited consolidated financial statements for such years not included in this Annual Report on Form 10-K.

	For the Years Ended April 30,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue	$16,127	$8,394	$1,504	$2,133	$1,804
Operating expenses
Research and development	35,021	18,237	12,666	14,661	8,285
General and administrative	10,926	8,862	11,177	2,653	1,608
Total operating expenses	45,947	27,099	23,843	17,314	9,893
Operating loss	(29,820)	(18,705)	(22,339)	(15,181)	(8,089)
Other income, net	9,128	2,900	3,736	3,745	863
Loss before income taxes	(20,692)	(15,805)	(18,603)	(11,436)	(7,226)
Income tax expense	124	—	—	—	—
Net loss	$(20,816)	$(15,805)	$(18,603)	$(11,436)	$(7,226)
Net loss per share, basic and diluted	$(1.38)	$(1.53)	$(4.47)	$(26.17)	$(34.94)
Weighted average common shares outstanding, basic and diluted	15,080,863	10,321,780	4,646,764	591,298	263,358

	April 30,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$32,006	$51,055	$30,950	$21,764	$2,526
Property and equipment, net	2,413	1,836	97	74	100
Working capital	97,494	36,164	31,180	21,422	1,950
Total assets	118,132	61,389	34,345	24,745	3,890
Total liabilities	21,394	34,136	3,018	3,249	1,840
Stockholders' equity (deficit)	96,738	27,253	31,327	(37,112)	(23,554)

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

We have created a structurally diverse portfolio of oral plasma kallikrein inhibitors and advanced multiple drug candidates into Phase 1 clinical trials in order to create best-in-class oral therapies for both HAE and DME. In December 2018, we initiated a Phase 2 clinical trial of KVD900 as a potential on-demand therapy for treatment of acute HAE attacks. We currently expect that trial to complete in late 2019. In the case of DME, we are initially developing KVD001, a plasma kallikrein inhibitor which is administered directly into the eye, and we anticipate ultimate development of orally delivered drugs. We have fully enrolled an ongoing Phase 2 trial for KVD001 that we expect to complete in the second half of 2019.

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

We have funded operations primarily through the issuance of stock, the Option Agreement, the share purchase transaction with Carbylan and grant income. As of April 30, 2019, we had an accumulated deficit of $92.5 million and $100.8 million of cash, cash equivalents and available for sale securities. Our working capital is anticipated to fund our operations for at least the next twelve months from the date the audited consolidated financial statements are issued. Accordingly, the audited consolidated financial statements have been prepared on a going concern basis.

Financial Overview

Revenue

Our revenue consists primarily of a portion of the upfront fees from the Option Agreement, which is recognized as revenue using an input method of performance completed to date comparing the total effort incurred with our estimate of total effort required to perform the related research and development activities.

In prior years, we received grant income to support our research and development activities. During the year ended April 30, 2019, there were no grant activities or related income.

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

Other Income, Net

Other income consists of bank interest, research and development tax credits from the United Kingdom government’s tax incentive programs set up to encourage research and development in the United Kingdom, and realized and unrealized exchange rate gains/losses on cash held in foreign currencies.

Income Taxes

We historically have incurred net losses and had no corporation tax liabilities. We file U.S. Federal tax returns, as well as certain state returns. We also file returns in the United Kingdom. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. Because of the operating losses and the full valuation allowance provided on all deferred tax assets, including the net operating losses, no tax provision has been recognized in the years prior to the fiscal year ended April 30, 2019.

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

Revenue Recognition

We recognize revenue from research and development arrangements. In accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services.

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other available resources, and are distinct in the context of the contract, whereby the transfer of the good or service is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods and services, we must apply judgment to determine whether promised goods and services are capable of being distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes.

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

We satisfy performance obligations either over time or at a point in time. Revenue is recognized over time if either: (1) the customer simultaneously receives and consumes the benefits provided by the entity’s performance (2) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced or (3) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer. ASC 606 requires us to select a single revenue recognition method for the performance obligation that faithfully depicts our performance in transferring control of the goods and services. The guidance allows for two methods to measure progress toward complete satisfaction of a performance obligation, depending on the facts and circumstances:

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

Licenses of intellectual property: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we must consider the nature of the intellectual property to which the customer will have rights (i.e., access at a point in time or benefit of intellectual property enhancements over time). We recognize revenue from non-refundable, up-front fees allocated to the license at a point in time/over the period the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes development and regulatory milestone payments for promised goods and services, we evaluate the circumstances of whether the milestones will be reached and estimates the amount to be included in the transaction price that will not cause a significant revenue reversal. We will evaluate these types of payments for customer options once those options have been exercised. ASC 606 suggests two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. We will use the most likely amount method for development and regulatory milestone payments as management believes this method is the better predictor because we expect to be entitled to only one of two possible amounts. Additionally, management believes that the most likely amount of milestone consideration is its stated amount. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. The transaction price is then allocated to performance obligations on a specific basis or on a relative standalone selling price basis. We recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate whether it is probable that a significant revenue reversal will not occur in future periods, and if necessary, adjusts our estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of: (1) when the related sales occur, or (2) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Up-front payments: Up-front payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts payable to us are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

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

Results of Operations

Year Ended April 30, 2019 Compared to Year Ended April 30, 2018

The following table sets forth the key components of our results of operations for the years ended April 30, 2019 and 2018:

	Years Ended
	April 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Income
Revenue	$16,127	$8,394	$7,733
Operating Expenses
Research and development expenses	35,021	18,237	16,784
General and administrative expenses	10,926	8,862	2,064
Other income
Interest, exchange rate gain and other income	9,128	2,900	6,228

Revenue. Revenue was $16.1 million in the year ended April 30, 2019 compared to $8.4 million in the prior year. The increase of $7.7 million was due to $8.0 million of revenue from the Merck Option Agreement in the year ended April 30, 2019, which was offset by a decrease in grant revenue of $0.3 million. We expect that our reported revenues will trend downwards towards the end of this calendar year as we approach completion of the services related to the Option Agreement.

Research and Development Expenses. Research and development expenses were $35.0 million in the year ended April 30, 2019 compared to $18.2 million in the prior year, primarily due to an increase in spending on the intravitreal program and the related continuation of the Phase 2 clinical trial and early stage research activities. The impact of exchange rates on research and development expenses was a decrease of approximately $0.8 million compared to the same period in the prior year.

Research and development expenses by major programs or categories were as follows:

	Years Ended
	April 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Intravitreal	$10,169	$3,020	$7,149	237%
Clinical stage oral programs	6,141	4,212	1,929	46%
Additional oral programs	3,630	1,142	2,488	218%
Early stage research activities	15,081	9,863	5,218	53%
Total	$35,021	$18,237	$16,784	92%

Expenses for the intravitreal program were $10.2 million in the year ended April 30, 2019 compared to $3.0 million in the prior year due to the ongoing of the Phase 2 clinical trial for KVD001. We anticipate that expenses will continue at current levels over the short term and then trend downwards as the clinical trial for KVD001 heads towards completion in the middle of fiscal year 2020.

Expenses for the clinical stage oral programs were $6.1 million in the year ended April 30, 2019 compared to $4.2 million in the prior year due to the initiation of the Phase 2 clinical trial for KVD900 and the commencement of the Phase 1 clinical trial for KVD824. We anticipate that expenses will continue to increase as the clinical trials continue for KVD900 and KVD824 in fiscal year 2020.

Expenses for the additional oral programs were $3.6 million in the year ended April 30, 2019 compared to $1.1 million in the prior year due to expenses incurred to advance KVD824 to a first-in-human study. We anticipate that expenses will continue at current levels or increase as we continue to pursue additional preclinical oral drug candidates for our HAE and DME portfolios in fiscal year 2020.

Expenses for early stage research activities were $15.1 million in the year ended April 30, 2019 compared to $9.9 million in the prior year due to increased headcount and additional projects compared to the same period in the prior year. We anticipate that expenses will continue to increase as multiple projects are assessed in discovery and drug candidates are advanced into early stage development.

General and Administrative Expenses. General and administrative expenses were $10.9 million in the year ended April 30, 2019 compared to $8.9 million in the prior year. The increase of $2.0 million was substantially due to an increase of $1.1 million in compensation expense, $0.4 million in professional fees, $0.2 million in depreciation expense and $0.3 million of other administrative expenses. We expect that these expenses will continue to increase as we build our administrative infrastructure to support our expanded research and development organization.

Other Income. Other income was $9.1 million for the year ended April 30, 2019 compared to $2.9 million for the prior year. The increase of $6.2 million was primarily due to an increase of $1.6 million in foreign currency exchange rate gains from cash and accounts payable denominated in foreign currency, $1.3 million of interest income and $3.3 million in income from research and development tax credits due to an increase in tax credit eligible spending during the year ended April 30, 2019.

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

Research and Development Expenses. Research and development expenses were $18.2 million in the year ended April30, 2018 compared to $12.7 million in the prior year, primarily due to an increase in spending on the intravitreal, clinical stage oral programs, and early stage research activities which was somewhat offset by a decrease in spending on our additional oral programs. The increase in expense also reflects an increase in the exchange rate of the British Pound Sterling (“GBP”), which is the currency in which most of our research and development expense is currently incurred. Approximately $0.7 million of the overall increase in research and development expense was due to the increase in the exchange rates.

Research and development expenses by major programs or categories were as follows:

	Years Ended
	April 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Intravitreal	$3,020	$571	$2,449	429%
Oral	4,212	2,785	1,427	51%
Additional oral programs	1,142	2,552	(1,410)	-55%
Early stage research activities	9,863	6,758	3,105	46%
Total	$18,237	$12,666	$5,571	44%

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

Other Income. Other income was $2.9 million for the year ended April 30, 2018 compared to $3.7 million for the prior year. The decrease of $0.8 million was primarily due to a $2.8 million decrease in foreign currency exchange rate gains from cash and accounts payable denominated in foreign currency, which was partially offset by a $2.0 million increase in income from research and development tax credits due to an increase in tax credit eligible spending during the year ended April 30, 2018.

Liquidity and Capital Resources

We have incurred losses since inception and cash outflows from operating activities for the year ended April 30, 2019. As of April 30, 2019, we have received cumulative equity funding totaling $155.9 million, $37.0 million from the Option Agreement and grant income of $8.9 million. We have an accumulated deficit of $92.5 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the research and development efforts on our product candidates, hire additional staff, including clinical, scientific, operational, financial and management personnel, and incur additional costs associated with being a public company.

Cash Flows

The following table shows a summary of the net cash flow activity for the years ended April 30, 2019 and 2018:

	Years Ended
	April 30,
	2019	2018
	(in thousands)
Cash flows (used in) provided by operating activities	$(36,365)	$10,558
Cash flows (used in) provided by investing activities	(69,422)	(1,427)
Cash flows provided by financing activities	87,943	8,986
Effect of exchange rate changes on cash	(1,205)	1,988
Net (decrease) increase in cash and cash equivalents	$(19,049)	$20,105

Net cash (used in) provided by operating activities

The change in net cash used in operating activities resulted from the Merck Option Agreement, which provided $37.0 million of cash in the year ended April 30, 2018 and no cash in fiscal 2019. Exclusive of the proceeds from the Merck Option Agreement, the cash used in operations in fiscal 2018 was $26.4 million compared to cash used in operations of $36.4 million in fiscal 2019. The increase in fiscal 2019 is primarily attributable to increased operating expenses, offset by other income and increases in working capital.

Net cash (used in) provided by investing activities

Net cash used in investing activities for the year ended April 30, 2019 primarily consisted of $79.9 million of purchases of available for sale securities and capital expenditures of $1.1 million offset by sales and maturities of available securities of $11.5 million. Net cash used by investing activities for the year ended April 30, 2018 consisted of the acquisition of laboratory equipment and capital expenditures related to the offices in Cambridge, Massachusetts and Porton Down, United Kingdom.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended April 30, 2019 primarily consisted of proceeds from the sale of common stock through a private placement transaction in August 2018 and a public offering in September 2018.

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

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity and debt financings, collaborations, strategic partnerships and licensing arrangements. To the extent that additional capital is raised through the sale of stock or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these newly issued securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct business. Additional fundraising through collaborations, strategic partnerships or licensing arrangements with third parties may require us to relinquish valuable rights to product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and commercialize its other product candidates even if we would otherwise prefer to develop and commercialize such product candidates internally.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments in Note 8 to the consolidated financial statements. Contractual obligations related to the expected future costs to be incurred to complete the ongoing toxicology studies and clinical trials, which have cancellation provisions, total $7.6 million at April 30, 2019. There were no long-term debt payment obligations as of April 30, 2019.

The table below summarizes our non-cancelable lease commitments:

	Payments Due by Period
	(In thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lease obligations	$2,232	$741	$802	$291	$398

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

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve capital, maintain proper liquidity to meet operating needs and maximize yields. We place our excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Some of the securities we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.

Our investment exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our portfolio, changes in the market value due to changes in interest rates and other market factors as well as the increase or decrease in any realized gains and losses. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity. An increase or decrease in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments, but may affect our future earnings and cash flows. We generally have the ability to hold our fixed income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be materially impacted due to a sudden change in interest rates. However, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors, such as changes in credit risk related to the securities’ issuers. To minimize this risk, we schedule our investments to have maturities that coincide with our expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, we do not believe that we have material exposure to interest rate risk arising from our investments. We have not realized any significant losses from our investments.

Foreign Exchange Rate Risk

We maintain cash balances primarily in both USD and GBP to fund ongoing operations and manage foreign exchange risk. Cash, cash equivalents and available for sale securities as of April 30, 2019 was composed of $32 million in cash and cash equivalents which consisted of readily available checking and bank deposit accounts held primarily in both USD and GBP and $68.8 million of marketable securities. As of April 30, 2019, 88% of cash and cash equivalents were held in USD and 12% in GBP. We currently incur significant expense primarily in GBP and convert USD as needed to fund those expenses. We do not currently engage in exchange rate hedging or other similar activities to address our exchange rate risk. A 10% change in the exchange rate would result in an immaterial net gain or loss.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on the results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed are listed in Item 15 and incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2019 our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of April 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of April 30, 2019, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by the Item is set forth in our 2019 Proxy Statement to be filed with the SEC within 120 days of April 30, 2019, and is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by the Item is set forth in our 2019 Proxy Statement to be filed with the SEC within 120 days of April 30, 2019, and is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by the Item is set forth in our 2019 Proxy Statement to be filed with the SEC within 120 days of April 30, 2019, and is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by the Item is set forth in our 2019 Proxy Statement to be filed with the SEC within 120 days of April 30, 2019, and is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by the Item is set forth in our 2019 Proxy Statement to be filed with the SEC within 120 days of April 30, 2019, and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:
(1)	Consolidated Financial Statements. See Index to Financial Statements beginning on page F-1 of this Annual Report, which are incorporated by reference.
(2)	Financial Statement Schedules. All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.
(3)	Exhibits. We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index.
(b)	Exhibits.

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-201278	3.2	January 23, 2015
3.2	Certificate of Amendment of Amended and Restated Certificate.	8-K	001-36830	3.1	November 23, 2016
3.3	Certificate of Amendment of Amended and Restated Certificate.	8-K	001-36830	3.2	November 23, 2016
3.4	Amended and Restated Bylaws.	8-K	001-36830	3.2	April 16, 2015
4.1	Form of Common Stock Certificate.	S-1/A	333-201278	4.2	January 23, 2015
4.2	Registration Rights Agreement, dated June 15, 2016, by and among the Registrant and the Sellers.	8-K	001-36930	10.1	November 23, 2016
10.1#	Form of Indemnification Agreement.	S-1	333-201278	10.14	December 29, 2014
10.2#	Carbylan 2015 Incentive Plan and forms of award agreements.	S-1/A	333-201278	10.3	January 23, 2015
10.3#	2017 Equity Incentive Plan.	DEF 14A	001-36830	Appendix A	March 2, 2017
10.4#	2017 Employee Stock Purchase Plan.	DEF 14A	001-36830	Appendix B	March 2, 2017
10.5#	Amended and Restated Employment Agreement between the Registrant and T. Andrew Crockett, dated June 26, 2019.					X
10.6#	Amended and Restated Employment Agreement between the Registrant and Benjamin L. Palleiko, dated June 26, 2019.					X
10.7	Forms of Equity Agreements.	8-K	001-36830	99.1	June 29, 2018
10.8	Office Lease Agreement by and between the Registrant and 55 Cambridge Parkway, LLC, dated May 30, 2017.	10-K	001-36830	10.12	July 27, 2017
10.9	Underlease by and between the Registrant and Wiltshire Council, dated April 30, 2018.	8-K	001-36830	10.1	May 2, 2018

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.10	Option Agreement, dated October 6, 2017, by and between KalVista Pharmaceuticals Limited and Merck Sharp & Dohme Corp.	10-Q	001-36830	10.1	December 14, 2017
10.11	Stock Purchase Agreement, dated October 6, 2017, by and between the Registrant and Merck Sharp & Dohme Corp.	10-Q	001-36830	10.2	December 14, 2017
10.12	Voting Agreement, dated October 6, 2017, by and between the Registrant and Merck Sharp & Dohme Corp.	10-Q	001-36830	10.3	December 14, 2017
10.13#	Amended and Restated Executive Employment Agreement dated June 26, 2019, by and between the Registrant and Andreas Maetzel.					X
10.14#	Forms of Equity Agreements under the 2017 Equity Incentive Plan.	8-K	001-36830	99.1	June 29, 2018
10.15#	Service Agreement dated November 1, 2015, by and between KalVista Pharmaceuticals Ltd and Dr. Christopher M. Yea.	10-K	001-36830	10.15	July 27, 2018
10.16	Form of Subscription, dated July 30, 2018.	8-K	001-36830	10.1	August 1, 2018
10.17#	Amendment, dated January 31, 2019, to the Service Agreement dated November 1, 2015 by and between KalVista Pharmaceuticals Ltd and Dr. Christopher M. Yea.	10-Q	001-36830	10.1	March 14, 2019
10.18#	Equity Acceleration Letter, dated March 11, 2019 by and between KalVista Pharmaceuticals Ltd and Dr. Christopher M. Yea	10-Q	001-36830	10.2	March 14, 2019
10.19	Sales Agreement dated March 29, 2019 by and between KalVista Pharmaceuticals Ltd and Cantor Fitzgerald & Co.	8-K	001-36830	1.1	March 29, 2019
10.21#	Amended and Restated Executive Employment Agreement by and between Registrant and Edward Feener					X
10.22#	Executive Employment Agreement by and between Registrant and Michael Smith					X
10.23#	Amendment, dated June 26, 2019, to the Service Agreement dated November 1, 2015 by and between KalVista Pharmaceuticals Ltd and Dr. Christopher M. Yea.					X
10.24	Description of the Registrant’s Securities					X
21.1	Subsidiary of the Registrant.	10-K	001-36830	21.1	July 27, 2017
23.1	Consent of Deloitte & Touche LLP.					X
24.1	Power of Attorney. (See signature page hereto.)					X

Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

#	Management contract or compensatory plan or arrangement.
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

KalVista Pharmaceuticals, Inc.

Date: July 15, 2019	By:	/s/ T. Andrew Crockett
T. Andrew Crockett
Chief Executive Officer

Date: July 15, 2019	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko
Chief Business Officer and Chief Financial Officer

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

Name	Title	Date

/s/ T. Andrew Crockett	Chief Executive Officer and Director	July 15, 2019
T. Andrew Crockett	(Principal Executive Officer)

/s/ Benjamin L Palleiko	Chief Business Officer and Chief Financial Officer	July 15, 2019
Benjamin L. Palleiko	(Principal Financial and Accounting Officer)

/s/ Martin Edwards	Director and Chairman	July 15, 2019
Martin Edwards, M.D.

/s/ Albert Cha	Director	July 15, 2019
Albert Cha, M.D., Ph.D.

/s/ Arnold Oronsky	Director	July 15, 2019
Arnold L. Oronsky, Ph.D.

/s/ Brian J.G. Pereira	Director	July 15, 2019
Brian J.G. Pereira, M.D.

/s/ Daniel Soland	Director	July 15, 2019
Daniel Soland

/s/ Edward W. Unkart	Director	July 15, 2019
Edward W. Unkart

KALVISTA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of KalVista Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KalVista Pharmaceuticals, Inc. and subsidiaries (the "Company") as of April 30, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred shares and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended April 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

July 15, 2019

We have served as the Company's auditor since 2016.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

April 30, 2019 and 2018

(in thousands except share and per share amounts)

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$32,006	$51,055
Marketable securities	68,805	—
Research and development tax credit receivable	11,315	6,834
Prepaid expenses and other current assets	3,420	1,491
Total current assets	115,546	59,380
Other assets	173	173
Property and equipment, net	2,413	1,836
Total assets	$118,132	$61,389
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,860	$1,433
Accrued expenses	5,593	3,087
Deferred revenue - current portion	9,545	18,475
Capital lease liability - current portion	54	221
Total current liabilities	18,052	23,216
Long-term liabilities:
Deferred revenue - net of current portion	3,342	10,862
Capital lease liability - net of current portion	—	58
Total long-term liabilities	3,342	10,920
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 17,277,750 at April 30, 2019 and 10,799,895 at April 30, 2018	17	11
Additional paid-in capital	191,123	100,011
Accumulated deficit	(92,476)	(71,660)
Accumulated other comprehensive loss	(1,926)	(1,109)
Total stockholders’ equity	96,738	27,253
Total liabilities and stockholders’ equity	$118,132	$61,389

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

Years Ended April 30, 2019, 2018 and 2017

(in thousands, except share and per share amounts)

	2019	2018	2017
Revenue	$16,127	$8,394	$1,504
Operating expenses:
Research and development expenses	35,021	18,237	12,666
General and administrative expenses	10,926	8,862	11,177
Total operating expenses	45,947	27,099	23,843
Operating loss	(29,820)	(18,705)	(22,339)
Other income:
Interest income	1,397	82	36
Foreign currency exchange rate gain (loss)	49	(1,574)	1,371
Other income	7,682	4,392	2,329
Total other income	9,128	2,900	3,736
Loss before income taxes	(20,692)	(15,805)	(18,603)
Income tax expense	124	—	—
Net loss	(20,816)	(15,805)	(18,603)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,257)	1,534	(2,568)
Unrealized holding gains on available-for-sale securities	440	—	—
Comprehensive loss	$(21,633)	$(14,271)	$(21,171)
Net loss per share, basic and diluted	$(1.38)	$(1.53)	$(4.47)
Weighted average common shares outstanding, basic and diluted	15,080,863	10,321,780	4,646,764

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Convertible Preferred Shares and Stockholders’ Equity (Deficit)

Years Ended April 30, 2019, 2018 and 2017

(in thousands, except share and per share amounts)

	Series B Preferred Stock		Series A Preferred Stock		Total Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Shares	Amount
Balance, May 1, 2016	8,422,898	$33,002	15,900,000	$25,606	24,322,898	$58,608
Issuance of ordinary shares			—	—		—
Carbylan transaction	(8,422,898)	(33,002)	(15,900,000)	(25,606)	(24,322,898)	(58,608)
Stock-based compensation expense	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—
Balance, April 30, 2017	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—
Issuance of common stock from stock options exercised	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—
Balance, April 30, 2018	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—
Issuance of common stock from stock options exercised	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—
Net loss	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—
Unrealized holding gains from available-for-sale securities	—	—	—	—	—	—
Balance, April 30, 2019	—	$—	—	$—	$—	$—

							Accumulated
					Additional		Other	Total
	Ordinary Shares		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance, May 1, 2016	2,167,367	$3	—	$—	$212	$(37,252)	$(75)	$(37,112)
Issuance of ordinary shares	396,719	2	—	—	—	—	—	2
Carbylan transaction	(2,564,086)	(5)	9,713,042	10	89,209	—	—	89,214
Stock-based compensation expense	—	—	—	—	394	—	—	394
Net loss	—	—	—	—	—	(18,603)	—	(18,603)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,568)	(2,568)
Balance, April 30, 2017	—	—	9,713,042	10	89,815	(55,855)	(2,643)	31,327
Issuance of common stock	—	—	1,070,589	1	9,100	—	—	9,101
Issuance of common stock from stock options exercised	—	—	16,264	—	36	—	—	36
Stock-based compensation expense	—	—	—	—	1,060	—	—	1,060
Net loss	—	—	—	—	—	(15,805)	—	(15,805)
Foreign currency translation adjustments	—	—	—	—	—	—	1,534	1,534
Balance, April 30, 2018	—	—	10,799,895	11	100,011	(71,660)	(1,109)	27,253
Issuance of common stock	—	—	6,382,320	6	87,904	—	—	87,910
Issuance of common stock from employee awards exercised	—	—	95,535	—	242	—	—	242
Stock-based compensation expense	—	—	—	—	2,966	—	—	2,966
Net loss	—	—	—	—	—	(20,816)	—	(20,816)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,257)	(1,257)
Unrealized holding gains from available-for-sale securities	—	—	—	—	—	—	440	440
Balance, April 30, 2019	—	$—	17,277,750	$17	$191,123	$(92,476)	$(1,926)	$96,738

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

Years Ended April 30, 2019, 2018 and 2017

(in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net loss	$(20,816)	$(15,805)	$(18,603)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	378	180	40
Stock-based compensation expense	2,966	1,060	394
Realized (gain) loss from available for sale securities	(23)	—	—
Foreign currency remeasurement loss	(80)	(651)	(1,371)
Changes in operating assets and liabilities, net of changes from business acquired:
Research and development tax credit receivable	(4,883)	(4,256)	(600)
Grants and other receivables	—	319	29
Prepaid expenses and other current assets	(1,979)	(746)	(81)
Other assets	—	(123)	—
Accounts payable	1,534	217	(1,599)
Accrued expenses	2,665	1,132	(1,931)
Deferred revenue	(16,127)	29,231	—
Net cash provided by (used in) operating activities	(36,365)	10,558	(23,722)
Cash flows from investing activities:
Cash acquired in transaction	—	—	34,139
Purchases of available for sale securities	(79,889)	—	—
Sales and maturities of available for sale securities	11,548	—	—
Acquisition of property and equipment	(1,081)	(1,427)	(74)
Net cash provided by (used in) investing activities	(69,422)	(1,427)	34,065
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs of $4,390 in the year ended April 30, 2019	87,910	9,137	—
Proceeds from issuance of common stock from exercise of stock options	242	—	2
Capital lease principal payments	(209)	(151)	—
Net cash provided by financing activities	87,943	8,986	2
Effect of exchange rate changes on cash and cash equivalents	(1,205)	1,988	(1,159)
Net (decrease) increase in cash and cash equivalents	(19,049)	20,105	9,186
Cash and cash equivalents, beginning year	51,055	30,950	21,764
Cash and cash equivalents, end of year	$32,006	$51,055	$30,950
Supplemental disclosures of cash flow information:
Conversion of preferred stock and ordinary shares to common stock	$—	$—	$58,613
Capital leases	$—	$513	$—
Acquisition of property and equipment in accounts payable	$—	$291	$—

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

KalVista has created a structurally diverse portfolio of oral plasma kallikrein inhibitors and advanced multiple drug candidates into clinical trials in order to create best-in-class oral therapies for both HAE and DME. In December 2018, the Company initiated a Phase 2 clinical study of KVD900 as a potential on-demand therapy for acute HAE attacks. This study is expected to complete in late 2019. In the case of DME, the Company is initially developing a plasma kallikrein inhibitor which is administered directly into the eye and anticipates ultimate development of orally delivered drugs. In December 2017 KalVista commenced a Phase 2 clinical trial of KVD001, the Company’s most advanced DME drug candidate, that it anticipates will complete in the second half of 2019.

On November 21, 2016, KalVista Pharmaceuticals Limited (“KalVista Limited”), completed a share purchase transaction with Carbylan Therapeutics Inc. (“Carbylan”). Following the completion of the transaction, the Company was renamed KalVista Pharmaceuticals, Inc. and KalVista Limited became a wholly-owned subsidiary of the Company. The business being conducted by the Company became primarily the business conducted by KalVista Limited and KalVista Limited was identified as the acquirer for accounting purposes. The Company’s financial statement presentation reflects the business of KalVista Limited for the periods prior to November 21, 2016 and the combined results of operations of KalVista Limited and Carbylan for the periods thereafter. The results of operations of the Carbylan business in the periods subsequent to acquisition date are not material.

In October 2017, KalVista Limited and Merck Sharp & Dohme Corp. (“Merck”) entered into an option agreement (the “Option Agreement”) under which the Company granted to Merck an option to acquire KVD001 through a period following completion of a Phase 2 clinical trial. The Company also granted to Merck a similar option to acquire investigational orally delivered molecules for DME (the “Oral DME Compounds”) that the Company will continue to develop as part of its ongoing research and development activities, through a period following the completion of a Phase 2 clinical trial. Under the terms of the Option Agreement, Merck paid to the Company a non-refundable upfront fee of $37 million in November 2017. See Note 6 for further discussion of the arrangement with Merck.

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

The Company has funded its operations primarily through the issuance of stock, the Option Agreement, the share purchase transaction with Carbylan, and grant income. As of April 30, 2019, the Company had an accumulated deficit of $92.5 million and cash, cash equivalents and available for sale securities totaling $100.8 million. The Company’s working capital, primarily cash, is anticipated to fund the Company’s operations for at least 12 months beyond the date of issuance of the consolidated financial statements. Accordingly, the consolidated financial statements have been prepared on a going concern basis.

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

Foreign currency: The functional currency of the Company’s foreign subsidiary is the Great Britain Pound Sterling. Assets and liabilities of the foreign subsidiary are translated using the exchange rate existing on each respective balance sheet date. Revenues and expenses are translated using average exchange rates prevailing throughout the year. The translation adjustments resulting from this process are included as a component of the accumulated other comprehensive loss. In addition, the Company’s foreign subsidiary engages in transactions and holds balances denominated and settled in currencies other than the functional currency, and transaction gains or losses are recorded in the consolidated statement of operations.

Segment Reporting: The chief operating decision maker, the CEO, manages the Company’s operations as a single operating segment for the purposes of assessing performance and making operating decisions.

Cash and cash equivalents: Cash and cash equivalents consist of bank deposits and money market accounts. Cash equivalents are carried at cost which approximates fair value due to their short-term nature. The Company considers all highly-liquid investments with an original maturity of 90 days or less to be cash equivalents.

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

Revenue recognition: The Company recognizes revenue from research and development arrangements and grant income. In accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services.

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

Net Loss per Share: Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net loss attributable to common stockholders is determined by allocating undistributed earnings between holders of common and convertible preferred shares, based on the contractual dividend rights contained in the preferred share agreement. Where there is an undistributed loss, no amount is allocated to the convertible preferred shares. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common stock and the number of dilutive potential common stock equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options or the conversion of preferred stock.

Potential dilutive common share equivalents consist of:

	April 30,
	2019	2018	2017
Stock options and awards	1,784,338	388,366	148,469

In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be anti-dilutive. As a result, there is no difference between the Company’s basic and diluted loss per share in the periods presented (in thousands, except share and per share amounts):

Basic and diluted net loss per share	April 30,
	2019	2018	2017
Net loss	$(20,816)	$(15,805)	$(18,603)
Less: dividend on Series A	—	—	(935)
Less: dividend on Series B	—	—	(1,237)
Loss available to common stockholders	(20,816)	(15,805)	(20,775)
Weighted average common shares, basic and diluted	15,080,863	10,321,780	4,646,764
Net loss per share, basic and diluted	$(1.38)	$(1.53)	$(4.47)

The weighted average shares outstanding, reported loss per share and potential dilutive common share equivalents for the periods prior to November 21, 2016, the date of the Carbylan transaction, have been retrospectively adjusted to reflect historical weighted-average number of common shares outstanding multiplied by the exchange ratio established in the share purchase agreement.

Fair value measurement: The Company classifies fair value measurements using a three level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1, such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. These fair values are obtained from independent pricing services, which utilize Level 1 and Level 2 inputs.

The following table summarizes the cash and cash equivalents and marketable securities measured at fair value on a recurring basis as of April 30, 2019:

	Level 1	Level 2	Level 3	Balance at April 30, 2019
Cash and cash equivalents	$30,044	$1,962	$—	$32,006
Marketable securities:
Corporate debt securities	—	56,487	—	56,487
U.S. government agency securities	—	12,318	—	12,318
	$30,044	$70,767	$—	$100,811

Recently adopted accounting pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard replaced most existing revenue recognition guidance in U.S. GAAP when it became effective and permits the use of either the retrospective or cumulative effect transition method. The Company adopted the updated standard May 1, 2018 using the modified retrospective method of adoption for all open contracts, while all comparative prior periods continue to be presented under ASC 605, “Revenue Recognition.” The Company’s only significant revenue generating arrangement is the arrangement with Merck. The adoption of this guidance on the consolidated financial statements had no impact on the date of adoption and through April 30, 2019, other than the enhanced footnote disclosures.

Recently issued accounting pronouncements not yet adopted:  In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases” (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance is effective for the Company beginning May 1, 2019. As a result of implementing Topic 842, the Company expects to record total right of use assets of approximately $1.9 million with offsetting liabilities of approximately the same amount.

Note 3. Marketable Securities

The objectives of the Company’s investment policy are to ensure the safety and preservation of invested funds, as well as to maintain liquidity sufficient to meet cash flow requirements. The Company invests its excess cash in high-credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of its credit exposure. The Company has not realized any significant losses from its investments.

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the consolidated statements of operations and comprehensive loss and are determined using the specific identification method with transactions recorded on a settlement date basis.

The following tables summarize the fair value of the Company’s investments by type:

	April 30, 2019
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$56,083	$405	$(1)	$56,487
Obligation of the U.S. Government and its agencies	12,282	36	—	12,318
Total investments	$68,365	$441	$(1)	$68,805

The following table summarizes the scheduled maturity for the Company’s investments at April 30, 2019:

April 30,
2019
Maturing in one year or less	$38,805
Maturing after one year through two years	21,780
Maturing after two years	8,220
Total investments	$68,805

Note 4. Property and Equipment

At April 30, 2019 and 2018, property and equipment consisted of (in thousands):

	2019	2018
Laboratory equipment	$1,391	$1,277
Office equipment	36	33
Furniture & fixtures	175	76
Leasehold improvements	1,707	1,005
	3,309	2,391
Less accumulated depreciation	(896)	(555)
	$2,413	$1,836

For the years ended April 30, 2019, 2018 and 2017, depreciation expense was $378,000, $180,000 and $40,000, respectively. At April 30, 2019, the Company had laboratory equipment under a capital lease with a cost  of $505,000 and accumulated depreciation of $242,000.

Note 5. Accrued Expenses

At April 30, 2019 and 2018, accrued expenses consisted of (in thousands):

	2019	2018
Accrued research expense	$3,065	$1,192
Accrued compensation	1,949	1,393
Accrued professional fees	186	164
Other accrued expenses	393	338
	$5,593	$3,087

Note 6. Merck Arrangement

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

Accounting under ASC 605

The Company determined that the deliverables under the Option Agreement included (i) a non-exclusive license to use the two compounds solely for research purposes, (ii) research and development services related to the development of KVD001 through completion of a Phase 2 clinical trial, (iii) research and development services related to the development of the Oral DME Compounds, and (iv) unregistered shares of the Company’s common stock. The Company has concluded that the common stock deliverable identified at the inception of the arrangement has standalone value from the other deliverables and therefore represents a separate unit of accounting, which was measured at fair value and $9.1 million was recognized in stockholders’ equity. The Company further determined that the research license granted did not have standalone value from the respective research and development services, as the license could not be used on its own by Merck for its intended purpose of developing and commercializing KVD001 and the Oral DME Compounds on a standalone basis. As a result, the research license was combined with the respective research and development services for KVD001 and the Oral DME Compounds as two units of accounting. The Company determined that neither vendor-specific objective evidence or third-party evidence was available for either of the units of accounting identified at arrangement inception. Accordingly, the selling price of each unit of accounting was developed using management’s best estimate of selling price. The Company developed the best estimate of selling price for the KVD001 Unit of Accounting and Oral DME Unit of Accounting by applying an analysis of discounted cash flows and the allocable arrangement consideration of $37.0 million was allocated among the separate units of accounting using the relative selling price method. The amounts allocated to each unit of accounting were being recognized as revenue on a proportional performance basis.

Accounting under ASC 606

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

Therefore, the Company has identified two performance obligations under the revenue arrangement as follows: (i) the KVD001 Performance Obligation, and (ii) the Oral DME Performance Obligation. The transaction price that is allocable at inception of the arrangement is comprised of the non-refundable upfront payment of $37.0 million and the payment for the common stock of $9.1 million. The Company allocated the $9.1 million payment to the common stock, as this represented the fair value of the shares issued based on arm’s length negotiations between the Company and Merck. The amount allocated to the common stock was recorded in stockholders’ equity at the date of issuance. The Company allocated the remaining transaction price of $37.0 million to the remaining performance obligations using the relative standalone selling price.

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

The Company developed the standalone selling price for the KVD001 Performance Obligation and Oral DME Performance by applying an analysis of discounted cash flows and the transaction price was allocated among the separate performance obligations using the relative standalone selling price method. The amount allocated to each Performance Obligation will be recognized as revenue using an input method of performance completed to date comparing the total effort incurred with the Company’s estimate of total effort required to perform the R&D services for each respective performance obligation. For the fiscal years ended April 30, 2019 and 2018, the Company recognized approximately $16.1 million and $8.0 million of revenue with respect to the arrangement with Merck, all of which was recognized from the deferred revenue balance. As of April 30, 2019, deferred revenue on the consolidated balance sheet is $12.9 million, which is related to the remaining unsatisfied performance obligations in this arrangement. Approximately $9.5 million related to the unsatisfied performance obligation is expected to be satisfied in the next 12 months and the remaining $3.4 million will be satisfied in the four years thereafter. Upon adoption of ASC 606 on May 1, 2018, the Company concluded that there was no change in the amount or timing of revenue recognition as compared to its historical practices for this arrangement. Accordingly, there was no adjustment upon adoption.

Note 7. Stock-Based Compensation

The Company has three plans that provide for equity-based compensation. Two are legacy plans that were maintained by Carbylan and KalVista Limited and for which no further grants are to be made. Under the 2017 Equity Incentive Plan (“2017 Plan”), 2,586,589 shares of the Company’s common stock are reserved for issuance upon exercise of stock options. As of April 30, 2019, 802,251 stock options remain available for grant under the 2017 Plan.

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

The fair value of the share-based awards was measured with the following weighted-average assumptions for the fiscal years ended April 30:

	2019	2018	2017
Risk-free interest rate	2.90	1.94	2.08
Expected life of the options	6.25 years	6.25 years	6.25 years
Expected volatility of the underlying stock	77.2%	76.9%	82.3%
Expected dividend rate	0%	0%	0%

Stock-based compensation was reflected in the Company’s consolidated statement of operations and comprehensive loss as follows (in thousands):

	Year ended April 30,
	2019	2018	2017
Research and development	$2,005	$320	$143
General and administrative	961	740	251
Total stock-based compensation expense	$2,966	$1,060	$394

A summary of option activity for the year ended April 30, 2019 and changes during the years then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at May 1, 2018	918,694	$5.87	8.51	$3,465
Exercised	(53,035)	4.56
Granted	895,200	13.84
Cancelled	(21,521)	11.01
Outstanding at April 30, 2019	1,739,338	$9.95	8.47	$22,807
Exercisable at April 30, 2019	707,667	$6.93	7.81	$11,370
Vested and expected to vest at April 30, 2019	1,739,338	$9.95	8.47	$22,807

The weighted-average grant date fair value of stock options granted during the years ended, April 30, 2019, 2018 and 2017 was $9.62, $4.87, and $5.68, respectively. The cash received and intrinsic value of options exercised was not material in the periods presented.

As of April 30, 2019, there was $8.7 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of 2.8 years.

Note 8. Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the toxicology studies and clinical trials and are not refundable regardless of the outcome. The Company has a contractual obligation related to the expected future costs to be incurred to complete the ongoing toxicology studies and clinical trials. The remaining commitment, which has cancellation provisions, totaled $7.6 million at April 30, 2019.

Lease commitments: The Company is party to several operating leases for office and laboratory space as well as certain lab equipment. Rent expense was $0.7 million, $0.6 million and $0.5 million for the years ended April 30, 2019, 2018 and 2017, respectively, and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

Future minimum payments under these leases as of April 30, 2019 are as follows (in thousands):

	Capital	Operating
Year ended April 30:	Leases	Leases
2020	$54	$687
2021	—	474
2022	—	328
2023	—	194
2024 and thereafter	—	495
Total minimum lease payments	54	$2,178
Less amounts representing interest	—
Present value of minimum payments	54
Current portion	54
Long-term portion	$—

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

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at April 30, 2019 and 2018.

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

Note 9. Income Taxes

The components of the Company’s loss before income taxes for the years ended April 30, 2019, 2018 and 2017 consisted of the following:

	2019	2018	2017
Domestic	$(5,006)	$(4,020)	$(2,110)
Foreign	(15,686)	(11,785)	(16,493)
	$(20,692)	$(15,805)	$(18,603)

For the year ended April 30, 2019, the Company has recorded a U.S. Federal income tax expense of $124,000. Prior to fiscal year 2019, the company incurred net losses since inception and has not historically recorded a benefit or expense related to income taxes.

A reconciliation between the effective tax rates and statutory rates for the years ended April 30, is as follows:

	2019	2018	2017
Income tax benefit at U.S. federal statutory rate	21.0%	30.4%	34.0%
Foreign rate differential	(0.9)%	(4.3)%	(11.7)%
Nondeductible expenses - UK R&D credit	(5.9)%	(16.3)%	(9.2)%
Other	(0.9)%	(4.5)%	(1.3)%
Effect of change in tax rates	—	(3.6)%	—
U.S. tax on international operations	(7.6)%	—	—
Valuation allowance	(6.3)%	(1.7)%	(11.8)%
	(0.6)%	—	—

The tax effect of significant temporary differences representing deferred tax assets and liabilities as of April 30, 2019 and 2018 is as follows (in thousands):

	2019	2018
Net operating loss (“NOL”) carryforwards	$7,424	$6,596
Other	968	240
Valuation allowance	(8,392)	(6,836)
Net deferred tax asset	$—	$—

Management of the Company has determined it is more likely than not that the Company will not recognize the benefits of net deferred tax assets, the majority of which are NOLs, and has provided a valuation allowance for the full amount of deferred tax assets as of as of April 30, 2019 and 2018, respectively. During the years ended April 30, 2019, 2018, and 2017 the valuation allowance changed by $1.6 million, $1.0 million and $3.0 million, respectively. Realization of deferred tax assets is dependent upon the generation of future taxable income.

As of April 30, 2019, the Company fully utilized all available NOL carryforwards for federal income tax purposes. The Company also has NOL carryforwards for state income taxes of $3.9 million that begin to expire in 2036 and NOL carryforwards for U.K. income taxes of $33.3 million that do not expire. The ability to utilize the Company’s domestic net operating losses is limited due to changes in ownership as defined by Section 382 of the Internal Revenue Code (the “Code”). Under the provisions of Sections 382 and 383 of the Code, a change of control, as defined in the Code, imposes an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes that can be used to reduce future tax liabilities. The Company determined that ownership changes occurred as a result of the Carbylan transaction in November 2016 and a public offering in September 2018. As a result of this ownership change, the Company’s U.S. federal and California NOL carryforwards may be limited. It is estimated that the effect of Section 382 will generally limit the amount of the net operating loss carryforwards of KalVista that are available to offset future taxable income to approximately $5.0 million, annually.

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

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company has no unrecognized tax benefits as of April 30, 2019 and 2018, respectively. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits. The Company has not recognized interest and penalties related to uncertain tax positions.

Note 10. Defined Contribution Plans

Participation in a personal pension plan is available to all U.K. based employees of the Company upon commencement of their employment. Employer contributions are made in accordance with the terms and conditions of the employment contract. Employees may contribute in accordance with the prevailing statutory limitations. Employees of the U.S. parent company are eligible to participate in the Company's 401(k) Plan. The Company matches up to 4% of employee contributions to the Plan. Total employer contributions to both plans for the years ended April 30, 2019, 2018 and 2017 were $237,000, $219,000 and $90,000 respectively.

Note 11. Other Income

As of April 30, 2019 and 2018, the Company had research and development tax credits receivable totaling $11.3 million and $6.8 million, respectively. This tax credit is related to a tax scheme for small and medium enterprises in the United Kingdom as well as an R&D expenditure credit system that allows the Company to file a claim for cash credit in proportion to the Company’s R&D expenditure for the year. This amount is included in other income, as it is a refundable credit that does not depend on the Company’s ongoing tax status or position. The Company recognized $7.6 million, $4.4 million and $2.3 million related to these programs in the years ended April 30, 2019, 2018 and 2017, respectively. In the year ended April 30, 2019, other income also included $52,000 of realized gains from the sale of available for sale securities.

Note 12.  Unaudited Quarterly Financial Information (in thousands):

Fiscal year 2019	Quarter ended July 31, 2018	Quarter ended October 31, 2018	Quarter ended January 31, 2019	Quarter ended April 30, 2019
Revenue	$3,718	$5,592	$3,890	$2,926
Operating expenses	10,727	10,485	10,550	14,186
Net loss	(5,030)	(3,304)	(3,956)	(8,526)
Net loss per share	$(0.47)	$(0.22)	$(0.23)	$(0.49)

Fiscal year 2018	Quarter ended July 31, 2017	Quarter ended October 31, 2017	Quarter ended January 31, 2018	Quarter ended April 30, 2018
Revenue	$96	$1,127	$2,331	$4,840
Operating expenses	5,549	7,064	6,677	7,809
Net loss	(4,928)	(4,986)	(5,234)	(657)
Net loss per share	$(0.51)	$(0.50)	$(0.49)	$(0.06)