Form 10-Q
period 2019-07-31
KalVista Pharmaceuticals, Inc.
filed 2019-09-09
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2019

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

     n/a

Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	KALV	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 30, 2019 the registrant had 17,815,493 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	July 31,	April 30,
	2019	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$30,107	$32,006
Marketable securities	70,259	68,805
Research and development tax credit receivable	12,625	11,315
Prepaid expenses and other current assets	2,728	3,420
Total current assets	115,719	115,546
Right of use assets	1,737	—
Property and equipment, net	2,255	2,413
Other assets	173	173
Total assets	$119,884	$118,132
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,103	$2,860
Accrued expenses	4,261	5,647
Deferred revenue - current portion	6,023	9,545
Lease liability - current portion	580	—
Total current liabilities	13,967	18,052
Long-term liabilities:
Deferred revenue - net of current portion	2,873	3,342
Lease liability - net of current portion	1,177	—
Total long-term liabilities	4,050	3,342
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 17,815,493 at July 31, 2019 and 17,277,750 at April 30, 2019	18	17
Additional paid-in capital	203,650	191,123
Accumulated deficit	(99,814)	(92,476)
Accumulated other comprehensive loss	(1,987)	(1,926)
Total stockholders’ equity	101,867	96,738
Total liabilities and stockholders’ equity	$119,884	$118,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	July 31,
	2019	2018
Revenue	$3,369	$3,718
Operating expenses:
Research and development	9,686	8,356
General and administrative	3,247	2,371
Total operating expenses	12,933	10,727
Operating loss	(9,564)	(7,009)
Other income:
Interest income	590	89
Foreign currency exchange gain (loss)	(453)	67
Other income	2,089	1,823
Total other income	2,226	1,979
Net loss	$(7,338)	$(5,030)
Other comprehensive loss:
Foreign currency translation adjustments	(89)	(1,320)
Unrealized holding gains on available-for-sale securities	28	—
Other comprehensive loss	(61)	(1,320)
Comprehensive loss	$(7,399)	$(6,350)
Net loss per share to common stockholders, basic and diluted	$(0.42)	$(0.47)
Weighted average common shares outstanding, basic and diluted	17,488,997	10,799,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended July 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at May 1, 2019	17,277,750	$17	$191,123	$(92,476)	$(1,926)	$96,738
Issuance of common stock, net of issuance costs	527,221	1	11,421	—	—	11,422
Issuance of common stock from equity incentive plans	10,522	—	32	—	—	32
Stock-based compensation expense	—	—	1,074	—	—	1,074
Net loss	—	—	—	(7,338)	—	(7,338)
Foreign currency translation adjustment	—	—	—	—	(89)	(89)
Unrealized holding gains from available-for-sale securities	—	—	—	—	28	28
Balance at July 31, 2019	17,815,493	$18	$203,650	$(99,814)	$(1,987)	$101,867

	Three Months Ended July 31, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at May 1, 2018	10,799,895	$11	$100,011	$(71,660)	$(1,109)	$27,253
Cash received pursant to common stock subscription agreement	—	—	5,000	—	—	5,000
Stock-based compensation expense	—	—	347	—	—	347
Net loss	—	—	—	(5,030)	—	(5,030)
Foreign currency translation adjustment	—	—	—	—	(1,320)	(1,320)
Unrealized holding gains from available-for-sale securities	—	—	—	—	—	—
Balance at July 31, 2018	10,799,895	$11	$105,358	$(76,690)	$(2,429)	$26,250

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	July 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(7,338)	$(5,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121	50
Stock-based compensation expense	1,074	347
Realized (gain) loss from available for sale securities	(29)	—
Amortization of right of use assets	138	—
Amortization of discount/premium on available for sale securities	35	—
Foreign currency remeasurement loss	454	6
Changes in operating assets and liabilities:
Research and development tax credit receivable	(2,060)	919
Prepaid expenses and other current assets	561	(69)
Other assets	—	—
Accounts payable	392	1,126
Accrued expenses	(1,117)	157
Lease obligations	(137)	—
Deferred revenue	(3,369)	(3,718)
Net cash used in operating activities	(11,275)	(6,212)
Cash Flows from Investing Activities
Acquisition of property and equipment	(98)	(565)
Purchases of available for sale securities	(19,646)	—
Sales and maturities of available for sale securities	18,214	—
Net cash used in investing activities	(1,530)	(565)
Cash Flows from Financing Activities
Capital lease principal payments	(54)	(52)
Issuance of common stock from equity incentive plans	32	—
Issuance of common stock, net of $123 of offering expenses	11,422	5,000
Net cash from financing activities	11,400	4,948
Effect of exchange rate changes on cash and cash equivalents	(494)	(1,156)
Net decrease in cash and cash equivalents	(1,899)	(2,985)
Cash and cash equivalents at beginning of period	32,006	51,055
Cash and cash equivalents at end of period	$30,107	$48,070

Supplemental Disclosures of Non-cash Financing Activities
Acquisition of property and equipment in accounts payable	$47	$100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	The Company

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

KalVista has created a structurally diverse portfolio of oral plasma kallikrein inhibitors and advanced multiple drug candidates into clinical trials in order to create best-in-class oral therapies for both HAE and DME. The Company is enrolling a Phase 2 clinical trial of KVD900 as a potential on-demand therapy for HAE attacks, which is expected to complete in late 2019. In the case of DME, the Company has completed enrollment in a Phase 2 clinical trial of KVD001, the Company’s most advanced DME drug candidate, that it anticipates will provide data in the fourth quarter of 2019. The Company also has completed a first-in-human study of the next oral plasma kallikrein inhibitor selected for clinical development, KVD824, and expects to announce further development plans for this program in the first half of 2020.

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

The Company has funded operations primarily through the issuance and sale of capital stock and the option agreement with Merck Sharp & Dohme Corp. (the “Merck Option Agreement”). As of July 31, 2019, the Company had an accumulated deficit of $99.8 million and $100.4 million of cash, cash equivalents and marketable securities. To date, the Company has not generated any product sales and revenues and does not have any products that have been approved for commercialization. The Company does not expect to generate significant revenue unless and until it obtains regulatory approval for, and commercializes, one of its current or future product candidates. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to increase as it continues the development of, and seeks regulatory approvals for, product candidates, and begins to commercialize any approved products. The Company is subject to all of the risks inherent in the development of new therapeutic products, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months.

Until such time, if ever, as the Company can generate substantial revenues, it expects to finance its cash needs through a combination of equity or debt financings, collaborations, strategic partnerships and licensing arrangements. To the extent that additional capital is raised through the sale of stock or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these newly issued securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact its ability to conduct business. Additional fundraising through collaborations, strategic partnerships or licensing arrangements with third parties may require the Company to relinquish valuable rights to product candidates, including other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable. If the Company is unable to raise additional funds when needed, it may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and commercialize other product candidates even if it would otherwise prefer to develop and commercialize such product candidates internally.

2.	Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows. There were no adjustments other than normal recurring adjustments. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. These unaudited interim condensed consolidated financial results are not necessarily indicative of the results to be expected for the year ending April 30, 2020, or for any other future annual or interim period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended April 30, 2019.

Segment Reporting: The Company’s Chief Operating Decision Maker, the CEO, manages the Company’s operations as a single operating segment for the purposes of assessing performance and making operating decisions.

Net Loss per Share: Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the number of potential dilutive common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of share options and awards.

 Potential dilutive common share equivalents consist of:

	July 31,
	2019	2018
Stock options and awards	2,289,947	1,239,861

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

The following table summarizes the cash and cash equivalents and marketable securities measured at fair value on a recurring basis as of July 31, 2019:

				Balance at
	Level 1	Level 2	Level 3	July 31, 2019
Cash equivalents	$—	$973	$—	$973
Marketable securities:
Corporate debt securities	—	59,247	—	59,247
U.S. government agency securities		11,012	—	11,012
	$—	$71,232	$—	$71,232

Recently Adopted Accounting Pronouncements:

The Company adopted ASC 842, Leases (“ASC 842”), using the modified retrospective approach with cumulative effect adjustment, effective May 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the new standard expedients which allows the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of its existing leases as of the transition date, and the treatment of initial direct costs. In addition, the Company elected the practical expedient not to apply the recognition requirements in the lease standard to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that it is reasonably certain to exercise) and the practical expedient that permits lessees to make an accounting policy election (by class of underlying asset) to account for each separate lease component of a contract and its associated non-lease components as a single lease component.

The adoption had a material impact on the consolidated balance sheet related to the recognition of a transition adjustment on May 1, 2019 of a right of use asset of $1.9 million and lease liability of $1.9 million for an operating lease and the derecognition of deferred rent originally accounted for under legacy guidance. The adoption did not have a material impact on the consolidated statement of operations. Refer to the Leases footnote for further information on the adoption of this standard and the Company’s accounting for leases.

Impact of Adopting ASC 842 on the Financial Statements

	May 1, 2019		May 1, 2019
	Prior to ASC 842	ASC 842 Adjustment	As Adjusted
Consolidated Balance Sheet Data (in thousands):
Right of use assets - operating leases	$—	$1,913	$1,913
Deferred rent, current portion	$19	$(19)	$—
Current operating lease liabilities	$—	$569	$569
Non-current operating lease liabilities	$—	$1,363	$1,363

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

The Company classifies all of its debt securities as available for sale. Unrealized gains and losses on debt securities are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are included in interest and other income in the consolidated statements of operations and comprehensive loss and are determined using the specific identification method with transactions recorded on a trade date basis.

The following tables summarize the fair value of the Company’s investments by type:

	July 31, 2019
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$58,817	$450	$(20)	$59,247
Obligation of the U.S. Government and its agencies	10,966	49	(3)	11,012
Total investments	$69,783	$499	$(23)	$70,259

	April 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Corporate debt securities	$56,083	$405	$(1)	$56,487
Obligation of the U.S. Government and its agencies	12,282	36	—	12,318
Total investments	$68,365	$441	$(1)	$68,805

The following table summarizes the scheduled maturity for the Company’s investments at July 31, 2019:

July 31, 2019
Maturing in one year or less	$39,209
Maturing after one year through two years	18,055
Maturing after two years	12,995
Total investments	$70,259
4.	Accrued Expenses

Accrued expenses consisted of the following as of July 31, 2019 and April 30, 2019 (in thousands):

	July 31,	April 30,
	2019	2019
Compensation expense	$775	$1,949
Research expense	3,054	3,065
Professional fees	171	186
Other expenses	261	447
	$4,261	$5,647

5.	Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has contractual obligations related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining commitments, which have cancellation provisions, total $6.4 million at July 31, 2019.

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable and that such expenditures can be reasonably estimated. There are no contingent liabilities requiring accrual at July 31, 2019.

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

6.	Leases

The Company has a lease agreement for approximately 2,700 square feet of space for its headquarters located in Cambridge, Massachusetts that commenced in September 2017 for a term of five years.

The Company has a lease agreement for approximately 8,800 square feet of office and research laboratory space located in Porton Down, United Kingdom that commenced in July 2018 for a term of ten years. The Company has the right to terminate the lease agreement on or after April 30, 2021. The Company is not reasonably certain to do so and therefore has included the entire lease term in its calculation of the lease liability.

The Company additionally is party to several operating leases for office and laboratory space as well as certain lab equipment. Total rent expense was $177,000 and $170,000 for the three months ended July 31, 2019 and 2018, respectively and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

The Company identified and assessed the following significant assumptions in calculating the lease liability:

Incremental borrowing rate – The Company’s lease agreements do not provide an implicit rate. The Company estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term and economic environment.

Lease and non-lease components – The Company has elected the practical expedient which allows non-lease components to be combined with lease components for all asset classes and will therefore include any fixed additional rent amounts in its lease payments. Any variable components of these operating costs are excluded from the lease liability and are recognized in the period incurred.

The ROU asset of $1.7 million, the current lease liability of $0.6 million and the non-current lease liability of $1.2 million are classified on separate lines on the Condensed Consolidated Balance Sheet.

The following table summarizes operating lease costs included in research and development and general and administrative expense for the three months ended July 31, 2019 (in thousands):

Three Months Ended
July 31, 2019
Operating lease costs	$177
Finance lease costs	54
Short-term lease costs	—
Variable lease costs	9
Total lease costs	$240

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of July 31, 2019 (in thousands):

Fiscal Years	Operating Leases
2020	$528
2021	616
2022	324
2023	188
2024	92
Thereafter	374
Total lease payments	2,122
Less: imputed interest	(365)
Total lease liabilities	1,757
Current lease liabilities	580
Long-term lease liabilities	$1,177

The following table summarizes the lease term and discount rate as of July 31, 2019:

July 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.5
Weighted-average discount rate
Operating leases	9.0%

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities for the three months ended July 31, 2019 (in thousands):

July 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$175
Cash paid for amounts included in the measurement of finance lease liabilities	$54

The aggregate future lease payments for operating and capital leases as of April 30, 2019 were as follows (in thousands):

Years ending April 30,	Capital Leases	Operating Leases
2020	$54	$687
2021	—	474
2022	—	328
2023	—	194
2024 and thereafter	—	495
Total minimum lease payments	54	$2,178
Less amounts representing interest	—
Present Value of minimum payments	54
Current portion	54
Long-term portion	$—

7.      Merck Arrangement

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

There is uncertainty that the events to obtain the development and regulatory milestones will be achieved given the nature of clinical development and the stage of the research. The development and regulatory milestones will be constrained until the Company is sure that a significant revenue reversal will not occur. The royalties and sales-based milestones relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The royalties and sales-based milestones will be accounted for under the sales-based royalty recognition exception and the Company will not recognize revenue until the subsequent sale of a licensed product (achievement of sales-based milestone) occurs.

The amounts allocated to each performance obligation will be recognized as revenue using an input method of performance completed to date comparing the total effort incurred with the Company’s estimate of total effort required to perform the R&D services for each respective performance obligation. For the three month period ended July 31, 2019, the Company recognized approximately $3.4 million of revenue with respect to the arrangement with Merck, all of which was recognized from the deferred revenue balance. As of July 31, 2019, deferred revenue on the consolidated balance sheet is $8.9 million, which is related to the remaining unsatisfied performance obligations in the arrangement. Approximately $6.0 million related to the unsatisfied performance obligation is expected to be satisfied in the next 12 months and the remaining $2.9 million will be satisfied in the four years thereafter.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our unaudited interim condensed financial statements and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, the success, cost and timing of our product development activities and clinical trials as well as other activities we may undertake. Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our Annual Report on Form 10-K or described elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context indicates otherwise, in this Quarterly Report on Form 10-Q, the terms “KalVista,” “Company,” “we,” “us” and “our” refer to KalVista Pharmaceuticals, Inc. and, where appropriate, its consolidated subsidiaries.

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

We have created a structurally diverse portfolio of oral plasma kallikrein inhibitors and advanced multiple drug candidates into clinical trials in order to create best-in-class oral therapies for both HAE and DME. In HAE, we are enrolling a Phase 2 clinical trial of KVD900 as a potential on-demand oral therapy for treatment of HAE attacks, which we expect to complete in late 2019. This trial is being conducted in approximately 10-15 European sites, and is intended to enroll 50 HAE patients in a placebo-controlled, crossover study designed to evaluate the safety and efficacy of KVD900 in treatment of HAE attacks. We also recently opened an Investigational New Drug (“IND”) Application with the U.S. Food and Drug Administration (“FDA”) to enable future development of KVD900 in the United States.

In the case of DME, we have fully enrolled a Phase 2 trial for KVD001, an intravitreally delivered plasma kallikrein inhibitor, that we expect to provide data in the fourth quarter of 2019. This study is evaluating the safety and efficacy of two dose levels of KVD001 compared to a sham control in 123 DME patients who have experienced an inadequate response to VEGF inhibitor therapy, which currently is the most common treatment for this disease. As many as 40% of DME patients may not respond adequately to VEGF inhibitor treatment, and we believe that KVD001 may offer these patients another option to retain or improve their vision. The KVD001 program is subject to the option agreement with Merck Sharpe & Dohme Corp. (the “Merck Option Agreement”), under which Merck will have a defined time period following our providing them with a data package after the Phase 2 study completion to make a decision on whether to exercise their option to acquire KVD001. In the event that Merck determines to exercise, they will be required to pay us an exercise payment at that time, and be subject to further milestone payments for achievement of certain clinical, regulatory and commercial objectives as well as tiered royalties on worldwide net sales.

We also recently completed the first-in-human clinical trial of our next oral plasma kallikrein inhibitor drug candidate, KVD824. We believe this study shows that KVD824 has the potential for development as an oral therapy in either HAE or DME, and we are conducting formulation optimization work to support a final decision as to which indication to pursue. We anticipate providing a further update on our development plans for KVD824 in the first half of 2020.

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

Financial Overview

Revenue

Our revenue consists primarily of a portion of the upfront fees from the Merck Option Agreement, which is recognized as revenue using an input method of performance completed to date comparing the total effort incurred with our estimate of total effort required to perform the R&D activities. All of the revenues recognized in the accompanying financial statements have been recognized from deferred revenue that existed at the beginning of the period.

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

We expect to continue to incur substantial expenses related to development activities for the foreseeable future as we conduct clinical development, manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in obtaining marketing approval for any of our product candidates.

Completion dates and costs for clinical development programs as well as our research program can vary significantly for each current and future product candidate and are difficult to predict. As a result, we cannot estimate with any degree of certainty the total costs associated with development of our product candidates at this point in time. We anticipate making determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of early research programs, results of ongoing and future clinical trials, our ability to enter into collaborative agreements with respect to programs or potential product candidates, as well as ongoing assessments as to the commercial potential of each current or future product candidate.

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

Income Taxes

We historically have incurred net losses and had no corporation tax liabilities. We file U.S. federal tax returns, as well as certain state returns. We also file returns in the United Kingdom. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. Because of the operating losses and the full valuation allowance provided on all deferred tax assets, including the net operating losses, no tax provision has been recognized in periods prior to fiscal year ended April 30, 2019 or for the three months ended July 31, 2019.

Results of Operations

The following table sets forth the key components of our results of operations for the three months ended July 31, 2019 and 2018 (in thousands):

	Three Months Ended
	July 31,		Increase
	2019	2018	(decrease)

Revenue	$3,369	$3,718	$(349)
Operating expenses
Research and development expenses	9,686	8,356	1,330
General and administrative expenses	3,247	2,371	876
Other income
Interest, exchange rate loss and other income	2,226	1,979	247

Revenue. Revenue decreased $0.3 million due to a decrease of revenue from the Merck Option Agreement due to approaching completion of our Phase 2 clinical trial for our intravitreal product candidate KVD001. We expect that our reported revenues will continue to decline as we complete the majority of the services related to the Merck Option Agreement later this fiscal year.

Research and Development Expenses. Research and development expenses increased $1.3 million due to an increase in spending on both KVD900 and KVD824, as well as preclinical activities, partially offset by a $1.5 million decrease in expense related to KVD001. The impact of exchange rates on research and development expenses was a decrease to expenses of $0.4 million in the three months ended July 31, 2019 compared to the same period in the prior year.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	July 31,
	2019	2018
KVD001	$1,883	$3,348
KVD900	1,534	1,040
KVD824	1,505	1,159
Preclinical activities	4,764	2,809
Total	$9,686	$8,356

Expenses for the KVD001 program decreased primarily due to a decrease in toxicology related expenses in the current year and lower expenses related to the KVD001 Phase 2 clinical trial. We anticipate that expenses will continue at current levels over the short term and then trend downwards as the clinical trial for KVD001 heads towards completion later this year.

Expenses for the KVD900 program increased primarily due to the ongoing Phase 2 clinical trial. We anticipate that these expenses will increase above current levels as we continue the Phase 2 trial and begin preparing for later stage development of KVD900.

Expenses for the KVD824 program increased due to the recently completed Phase 1 clinical trial offset by a decrease in toxicology expenses. We anticipate that these expenses will increase above current levels as we conduct further activities to support later stage development of KVD824.

Expenses for preclinical activities increased due to additional projects and higher headcount compared to the same period in the prior year. We anticipate that expenses will continue to increase as multiple candidates are assessed in discovery and advanced into early stage development.

General and Administrative Expenses. General and administrative expenses increased $0.9 million due to an increase in compensation expense of $0.4 million, an increase in professional fees of $0.3 million and an increase in other administrative expenses of $0.2 million. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company and in anticipation of commercial operations.

Other Income. Other income was $2.2 million for the three months ended July 31, 2019 compared to $2.0 million for the same period in the prior year. The increase of $0.2 million was primarily due to an increase of $0.2 million in income from research and development tax credits, and an increase in interest income of $0.5 million, partially offset by an increase in foreign currency exchange rate losses of $0.5 million from transactions denominated in foreign currencies in our U.K. subsidiary.

Liquidity and Capital Resources

We have funded operations primarily through the issuance of capital stock and the Merck Option Agreement. Our working capital, primarily cash, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued.

Cash Flows

The following table shows a summary of the net cash flow activity for the three months ended July 31, 2019 and 2018 (in thousands):

	Three Months Ended
	July 31,
	2019	2018

Cash flows used in operating activities	$(11,275)	$(6,212)
Cash flows used in investing activities	(1,530)	(565)
Cash flows provided by financing activities	11,400	4,948
Effect of exchange rate changes on cash and cash equivalents	(494)	(1,156)
Net increase (decrease) in cash and cash equivalents	$(1,899)	$(2,985)

 Net cash used in operating activities

Net cash used in operating activities increased $5.1 million due to a higher net loss in the three months ended July 31, 2019, an increase in the research and development tax credit receivable due to the timing of the receipt of prior year tax credits and timing of the payment of accrued expenses, including fiscal 2019 bonuses that were paid in the current quarter.

Net cash used in investing activities

Net cash used in investing activities for the three months ended July 31, 2019 was $1.5 million compared to $0.6 million used in investing activities during the same period in the prior year and primarily consisted of the net purchase of marketable securities of $1.4 million. Cash used in investing activities for the three months ended July 31, 2018 was primarily due to leasehold improvements and the acquisition of lab equipment at our Porton Down, United Kingdom research facility.

Net cash provided by financing activities

The net cash provided by financing activities during the three months ended July 31, 2019 was $11.4 million compared to $4.9 million in the same period in the prior year and primarily consisted of the sale of common stock pursuant to an existing sales agreement. The $4.9 million cash provided by financing activities in the prior year period consisted of the proceeds from a private placement transaction in August 2018.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments in the Annual Report on Form 10-K for the fiscal year ended April 30, 2019. We are party to several operating leases for office and laboratory space as of July 31, 2019. See the minimum lease payments schedule in Note 6 to these unaudited interim condensed consolidated financial statements.

Off-Balance Sheet Arrangements

At July 31, 2019 we were not a party to any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported revenue and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 to the unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our significant accounting policies and assumptions used in applying those policies. The accounting policies and estimates that we deem to be critical are discussed in more detail in the Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

Recently Issued Accounting Pronouncements

See discussion in Note 2 to these unaudited interim condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We have exposure to market risk in interest income sensitivity, which is affected by changes in the general level of interest rates. However, because of the short-term nature of the bank deposit arrangements and the very low interest rates prevailing in the

United Kingdom and the United States, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

Foreign Exchange Rate Risk

We maintain cash balances primarily in both U.S. Dollars (“USD”) and British Pound Sterling (“GBP”) to fund ongoing operations. Cash, cash equivalents and marketable securities as of July 31, 2019 were composed of $30.1 million in cash and cash equivalents which consisted of readily available checking and bank deposit accounts held primarily in both USD and GBP and $70.3 million of marketable securities. As of July 31, 2019, 94% of cash and cash equivalents were held in USD and 6% in GBP. We currently incur significant expenses in GBP and convert USD as needed to fund those expenses. We do not believe our cash and cash equivalents are exposed to significant exchange rate risk, though we do not currently engage in exchange rate hedging or other similar activities. A 10% change in the exchange rate would result in an immaterial net gain or loss.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2019.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, which could materially affect our business, financial condition, or future results. The risks described here and in our Annual Report on form 10-K and in our Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

          Not applicable.

Item 6.	EXHIBITS

Incorporated by reference
		Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated Executive Employment Agreement by and between Registrant and Edward Feener	10-K	001-36830	10.21	July 16, 2019
10.2	Executive Employment Agreement by and between Registrant and Michael Smith	10-K	001-36830	10.22	July 16, 2019
10.3	Amendment, dated June 26, 2019, to the Service Agreement dated November 1, 2015 by and between KalVista Pharmaceuticals Ltd and Dr. Christopher M. Yea	10-K	001-36830	10.23	July 16, 2019
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALVISTA PHARMACEUTICALS, INC.

Date: September 9, 2019	By:	/s/ T. Andrew Crockett
T. Andrew Crockett Chief Executive Officer (Principal Executive Officer)

Date: September 9, 2019	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)