Form 10-Q
period 2019-10-31
KalVista Pharmaceuticals, Inc.
filed 2019-12-03
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of November 30, 2019 the registrant had 17,834,126 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	October 31,	April 30,
	2019	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$21,719	$32,006
Marketable securities	71,742	68,805
Research and development tax credit receivable	11,814	11,315
Prepaid expenses and other current assets	2,617	3,420
Total current assets	107,892	115,546
Right of use assets	1,634	—
Property and equipment, net	2,365	2,413
Other assets	173	173
Total assets	$112,064	$118,132
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,238	$2,860
Accrued expenses	5,029	5,647
Deferred revenue - current portion	2,601	9,545
Lease liability - current portion	602	—
Total current liabilities	10,470	18,052
Long-term liabilities:
Deferred revenue - net of current portion	2,754	3,342
Lease liability - net of current portion	1,053	—
Total long-term liabilities	3,807	3,342
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 17,834,126 at October 31, 2019 and 17,277,750 at April 30, 2019	18	17
Additional paid-in capital	204,950	191,123
Accumulated deficit	(105,717)	(92,476)
Accumulated other comprehensive loss	(1,464)	(1,926)
Total stockholders’ equity	97,787	96,738
Total liabilities and stockholders’ equity	$112,064	$118,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Revenue	$3,920	$5,592	$7,289	$9,311
Operating expenses:
Research and development	9,789	7,876	19,476	16,232
General and administrative	3,420	2,609	6,665	4,979
Total operating expenses	13,209	10,485	26,141	21,211
Operating loss	(9,289)	(4,893)	(18,852)	(11,900)
Other income:
Interest income	505	204	1,095	293
Foreign currency exchange gain (loss)	560	(231)	108	(165)
Other income	2,321	1,616	4,408	3,438
Total other income	3,386	1,589	5,611	3,566
Net loss	$(5,903)	$(3,304)	$(13,241)	$(8,334)
Other comprehensive income (loss):
Foreign currency translation adjustments	495	193	406	(1,127)
Unrealized holding gains on available-for-sale securities	28	—	56	—
Other comprehensive income (loss)	523	193	462	(1,127)
Comprehensive loss	$(5,380)	$(3,111)	$(12,779)	$(9,461)
Net loss per share to common stockholders, basic and diluted	$(0.33)	$(0.22)	$(0.75)	$(0.64)
Weighted average common shares outstanding, basic and diluted	17,823,302	15,108,272	17,656,150	12,954,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Six Months Ended October 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at May 1, 2019	17,277,750	$17	$191,123	$(92,476)	$(1,926)	$96,738
Issuance of common stock, net of issuance costs	527,221	1	11,421	—	—	11,422
Issuance of common stock from equity incentive plans	10,522	—	32	—	—	32
Stock-based compensation expense	—	—	1,074	—	—	1,074
Net loss	—	—	—	(7,338)	—	(7,338)
Foreign currency translation adjustment	—	—	—	—	(89)	(89)
Unrealized holding gains from available-for-sale securities	—	—	—	—	28	28
Balance at July 31, 2019	17,815,493	18	203,650	(99,814)	(1,987)	101,867
Issuance of common stock from exercise of stock options	18,633	—	138	—	—	138
Stock-based compensation expense	—	—	1,162	—	—	1,162
Net loss	—	—	—	(5,903)	—	(5,903)
Foreign currency translation adjustment	—	—	—	—	495	495
Unrealized holding gains from available-for-sale securities	—	—	—	—	28	28
Balance at October 31, 2019	17,834,126	$18	$204,950	$(105,717)	$(1,464)	$97,787

	Six Months Ended October 31, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at May 1, 2018	10,799,895	$11	$100,011	$(71,660)	$(1,109)	$27,253
Cash received pursant to common stock subscription agreement	—	—	5,000	—	—	5,000
Stock-based compensation expense	—	—	347	—	—	347
Net loss	—	—	—	(5,030)	—	(5,030)
Foreign currency translation adjustment	—	—	—	—	(1,320)	(1,320)
Unrealized holding gains from available-for-sale securities	—	—	—	—	—	—
Balance at July 31, 2018	10,799,895	11	105,358	(76,690)	(2,429)	26,250
Issuance of common stock	6,378,320	6	82,805	—	—	82,811
Issuance of common stock from exercise of stock options	4,452	—	25	—	—	25
Issuance of commone stock from vesting of performance stock units	42,500	—	—	—	—	—
Stock-based compensation expense	—	—	976	—	—	976
Net loss	—	—	—	(3,304)	—	(3,304)
Foreign currency translation adjustment	—	—	—	—	193	193
Balance at October 31, 2018	17,225,167	$17	$189,164	$(79,994)	$(2,236)	$106,951

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	October 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(13,241)	$(8,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	248	153
Stock-based compensation expense	2,236	1,323
Realized (gain) loss from available for sale securities	(129)	—
Amortization of right of use assets	273	—
Amortization of discount/premium on available for sale securities	79	—
Foreign currency remeasurement (gain) loss	(81)	226
Changes in operating assets and liabilities:
Research and development tax credit receivable	(577)	(692)
Prepaid expenses and other current assets	785	(517)
Accounts payable	(558)	2,088
Accrued expenses	(564)	66
Lease obligations	(271)	—
Deferred revenue	(7,289)	(9,311)
Net cash used in operating activities	(19,089)	(14,998)
Cash Flows from Investing Activities
Acquisition of property and equipment	(212)	(786)
Purchases of available for sale securities	(42,561)	—
Sales and maturities of available for sale securities	39,729	—
Net cash used in investing activities	(3,044)	(786)
Cash Flows from Financing Activities
Capital lease principal payments	(54)	(104)
Issuance of common stock from equity incentive plans	170	25
Issuance of common stock, net of $123 of offering expenses	11,422	87,811
Net cash from financing activities	11,538	87,732
Effect of exchange rate changes on cash and cash equivalents	308	(1,887)
Net (decrease) increase in cash and cash equivalents	(10,287)	70,061
Cash and cash equivalents at beginning of period	32,006	51,055
Cash and cash equivalents at end of period	$21,719	$121,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	The Company

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

KalVista has created a structurally diverse portfolio of oral plasma kallikrein inhibitors and advanced multiple drug candidates into clinical trials in order to create best-in-class oral therapies for both HAE and DME. KVD900, the Company’s most advanced HAE drug candidate, is being developed as a potential on-demand therapy for HAE attacks and is in an ongoing Phase 2 clinical trial that is expected to complete enrollment in 2019 and provide data in 2020. KVD900 recently received Fast Track designation from the U.S. Food and Drug Administration (“FDA”), supporting the Company’s belief in the high level of unmet need in HAE and providing a potentially expedited path to drug approval.

In the case of DME, the Company has completed enrollment in a Phase 2 clinical trial of KVD001, an intravitreally administered plasma kallikrein inhibitor, and anticipates providing data in the fourth quarter of 2019. The Company also is continuing to work on formulation refinement and other activities for its next orally-delivered plasma kallikrein inhibitor, KVD824. The Company has completed a first-in-human study for this program that the Company believes shows the potential for development either as a prophylaxis for HAE or as the first orally-delivered therapy for DME. The Company continues to expect to announce further development plans for this program in the first half of 2020 following selection of the indication for later stage development.

The Company’s headquarters is located in Cambridge, Massachusetts, with research activities located in Porton Down, United Kingdom and Boston, Massachusetts.

The Company has devoted substantially all of its efforts to research and development, including clinical trials of its product candidates. The Company has not completed the development of any product candidates. Pharmaceutical drug product candidates, like those being developed by the Company, require approvals from the FDA or foreign regulatory agencies prior to commercial sales. There can be no assurance that any product candidates will receive the necessary approvals and any failure to receive approval or delay in approval may have a material adverse impact on the Company’s business and financial results. The Company has not yet commenced commercial operations. The Company is subject to a number of risks and uncertainties similar to those of other life science companies developing new products, including, among others, the risks related to the necessity to obtain adequate additional financing, to successfully develop product candidates, to obtain regulatory approval of product candidates, to comply with government regulations, to successfully commercialize its potential products, to the protection of proprietary technology and to the dependence on key individuals.

The Company has funded operations primarily through the issuance and sale of capital stock and the option agreement with Merck Sharp & Dohme Corp. (the “Merck Option Agreement”). As of October 31, 2019, the Company had an accumulated deficit of $105.7 million and $93.4 million of cash, cash equivalents and marketable securities. To date, the Company has not generated any product sales and revenues and does not have any products that have been approved for commercialization. The Company does not expect to generate significant revenue unless and until it obtains regulatory approval for, and commercializes, one of its current or future product candidates. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to increase as it continues the development of, and seeks regulatory approvals for, product candidates, and begins to commercialize any approved products. The Company is subject to all of the risks inherent in the development of new therapeutic products, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months.

Until such time, if ever, as the Company can generate substantial revenues, it expects to finance its cash needs through a combination of equity or debt financings, collaborations, strategic partnerships and licensing arrangements. To the extent that additional capital is raised through the sale of stock or convertible debt securities, the ownership interest of existing stockholders may be diluted, and the terms of these newly issued securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact its ability to conduct business. Additional fundraising through collaborations, strategic partnerships or licensing arrangements with third parties may require the Company to relinquish valuable rights to product candidates, including other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable. If the Company is unable to raise additional funds when needed, it may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and commercialize other product candidates even if it would otherwise prefer to develop and commercialize such product candidates internally.

2.	Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. There were no adjustments other than normal recurring adjustments. These unaudited interim condensed consolidated financial results are not necessarily indicative of the results to be expected for the year ending April 30, 2020, or for any other future annual or interim period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended April 30, 2019.

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

 Potential dilutive common share equivalents consist of:

	October 31,
	2019	2018
Stock options and awards	2,274,648	1,745,942

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

The following table summarizes the cash and cash equivalents and marketable securities measured at fair value on a recurring basis as of October 31, 2019:

				Balance at
	Level 1	Level 2	Level 3	October 31, 2019
Cash equivalents	$3	$—	$—	$3
Marketable securities:
Corporate debt securities	—	58,152	—	58,152
U.S. government agency securities		13,590	—	13,590
	$3	$71,742	$—	$71,745

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

The adoption had a material impact on the consolidated balance sheet related to the recognition of a transition adjustment on May 1, 2019 of a right of use asset of $1.9 million and lease liability of $1.9 million for an operating lease and the derecognition of deferred rent originally accounted for under legacy guidance. The adoption did not have a material impact on the consolidated statement of operations. Refer to Note 6, Leases for further information on the adoption of this standard and the Company’s accounting for leases.

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

The following tables summarize the fair value of the Company’s investments by type:

	October 31, 2019
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$57,676	$479	$(3)	$58,152
Obligation of the U.S. Government and its agencies	13,556	35	(1)	13,590
Total investments	$71,232	$514	$(4)	$71,742

	April 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Corporate debt securities	$56,083	$405	$(1)	$56,487
Obligation of the U.S. Government and its agencies	12,282	36	—	12,318
Total investments	$68,365	$441	$(1)	$68,805

The following table summarizes the scheduled maturity for the Company’s investments at October 31, 2019:

October 31, 2019
Maturing in one year or less	$35,070
Maturing after one year through two years	23,340
Maturing after two years	13,332
Total investments	$71,742
4.	Accrued Expenses

Accrued expenses consisted of the following as of October 31, 2019 and April 30, 2019 (in thousands):

	October 31,	April 30,
	2019	2019
Compensation expense	$1,264	$1,949
Research expense	3,166	3,065
Professional fees	383	186
Other expenses	216	447
	$5,029	$5,647

5.	Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has contractual obligations related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining commitments, which have cancellation provisions, total $4.6 million at October 31, 2019.

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable and that such expenditures can be reasonably estimated. There are no contingent liabilities requiring accrual at October 31, 2019.

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

The Company has a lease agreement for approximately 8,800 square feet of office and research laboratory space located in Porton Down, United Kingdom that commenced in July 2018 for a term of ten years. The Company has the right to terminate the lease agreement on or after April 30, 2021. It is not likely that the Company will terminate the lease at that time, therefore the entire lease term is included in its calculation of the lease liability.

The Company is also party to several operating leases for office and laboratory space as well as certain lab equipment. Total rent expense was $378,000 and $334,000 for the six months ended October 31, 2019 and 2018, respectively and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

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

Lease and non-lease components – The Company has elected the practical expedient which allows non-lease components to be combined with lease components for all asset classes and will therefore include any fixed additional rent amounts in its lease payments. Any variable lease payments are excluded from the lease liability and are recognized in the period incurred.

The ROU asset of $1.6 million, the current lease liability of $0.6 million and the non-current lease liability of $1.1 million are classified on separate lines on the Condensed Consolidated Balance Sheet.

The following table summarizes operating lease costs included in research and development and general and administrative expense for the six months ended October 31, 2019 (in thousands):

Six Months Ended
October 31, 2019
Operating lease costs	$353
Finance lease costs	54
Short-term lease costs	—
Variable lease costs	22
Total lease costs	$429

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of October 31, 2019 (in thousands):

Fiscal Years	Operating Leases
2020	$357
2021	625
2022	329
2023	194
2024	97
Thereafter	396
Total lease payments	1,998
Less: imputed interest	(343)
Total lease liabilities	1,655
Current lease liabilities	602
Long-term lease liabilities	$1,053

The following table summarizes the lease term and discount rate as of October 31, 2019:

October 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.4
Weighted-average discount rate
Operating leases	9.0%

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities for the six months ended October 31, 2019 (in thousands):

October 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$355
Cash paid for amounts included in the measurement of finance lease liabilities	$54

The aggregate future lease payments for operating and capital leases as of April 30, 2019 were as follows (in thousands):

Years ending April 30,	Capital Leases	Operating Leases
2020	$54	$687
2021	—	474
2022	—	328
2023	—	194
2024 and thereafter	—	495
Total minimum lease payments	54	$2,178
Less amounts representing interest	—
Present Value of minimum payments	54
Current portion	54
Long-term portion	$—

7.      Merck Arrangement

On October 6, 2017, the Company’s wholly-owned U.K. based subsidiary KalVista Pharmaceuticals Limited (“KalVista Limited) and Merck Sharp & Dohme Corp. (“Merck”) entered into an option agreement (the “Merck Option Agreement”). The Company is the guarantor of KalVista Limited’s obligations under the Merck Option Agreement. Under the terms of the Merck Option Agreement, the Company, through KalVista Limited, has granted to Merck an option to acquire KVD001 through a period following completion of a Phase 2 clinical trial. The Company, through KalVista Limited, has also granted to Merck a similar option to acquire investigational orally delivered molecules for DME that the Company will continue to develop as part of its ongoing research and development activities, through a period following the completion of a Phase 2 clinical trial. The Company, through KalVista Limited, also granted to Merck a non-exclusive license to use the compounds solely for research purposes, and is required to use its diligent efforts to develop the two compounds through the completion of Phase 2 clinical trials. The Company will fund and retain control over the current Phase 2 clinical trial of KVD001 as well as development of the investigational oral DME compounds through Phase 2 clinical trials unless Merck determines to exercise its options earlier, at which point Merck will take responsibility for all development and commercialization activities for the compounds. The Company’s development efforts under the Merck Option Agreement are governed by a joint steering committee consisting of equal representatives from the Company and Merck.

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

The amounts allocated to each performance obligation will be recognized as revenue using an input method of performance completed to date comparing the total effort incurred with the Company’s estimate of total effort required to perform the R&D services for each respective performance obligation. For the three and six month periods ended October 31, 2019, the Company recognized approximately $3.9 million and $7.3 million of revenue, respectively, from the arrangement with Merck, all of which was recognized from the deferred revenue balance. As of October 31, 2019, deferred revenue on the consolidated balance sheet is $5.4 million, which is related to the remaining unsatisfied performance obligations in the arrangement. Approximately $2.6 million related to the unsatisfied performance obligation is expected to be satisfied in the next 12 months and the remaining $2.8 million will be satisfied in the four years thereafter.

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

We have created a structurally diverse portfolio of oral plasma kallikrein inhibitors and advanced multiple drug candidates into clinical trials in order to create best-in-class oral therapies for both HAE and DME. In HAE, we are conducting a Phase 2 clinical trial of KVD900 as a potential on-demand oral therapy for treatment of HAE attacks, which we expect to complete enrollment in 2019 and provide data in 2020. This trial is being conducted in approximately 20 sites in Europe and the U.S., and is intended to enroll 50 HAE patients in a placebo-controlled, crossover study designed to evaluate the safety and efficacy of KVD900 in treatment of HAE attacks. KVD900 recently received Fast Track designation from the U.S. Food and Drug Administration (“FDA”), which we believe supports our view as to the level of unmet need in HAE for efficacious and safe, orally-delivered therapeutics.

In the case of DME, we have fully enrolled a Phase 2 trial for KVD001, an intravitreally delivered plasma kallikrein inhibitor, that we expect to provide data in the fourth quarter of 2019. This study is evaluating the safety and efficacy of two dose levels of KVD001 compared to a sham control in 123 DME patients who have experienced an inadequate response to VEGF inhibitor therapy, which currently is the most common treatment for this disease. As many as 40% of DME patients may not respond adequately to VEGF inhibitor treatment, and we believe that KVD001 may offer these patients another option to retain or improve their vision. The KVD001 program is subject to the option agreement with Merck Sharpe & Dohme Corp. (the “Merck Option Agreement”), under which Merck will have a defined time period following our providing them with a data package after the Phase 2 study completion to make a decision on whether to exercise their option to acquire KVD001. In the event that Merck determines to exercise, they will be required to make an exercise payment at that time, and be subject to further milestone payments for achievement of certain clinical, regulatory and commercial objectives as well as tiered royalties on worldwide net sales.

We continue to work on formulation refinement and other activities for our next orally-delivered plasma kallikrein inhibitor, KVD824.  We have completed a first-in-human study for this program that we believe shows the potential for development either as a prophylaxis for HAE or as the first orally-delivered therapy for DME. To date, KVD824 has been well-tolerated and shows no safety concerns that might limit dosing or efficacy in either indication. We continue to expect to announce further development plans for this program in the first half of 2020 following our selection of the indication for later stage development

We have devoted substantially all our efforts to research and development, including clinical trials of our product candidates. We have not completed the development of any product candidates. Pharmaceutical drug product candidates, like those being developed by us, require approvals from the FDA or foreign regulatory agencies prior to commercial sales. There can be no assurance that any product candidates will receive the necessary approvals and any failure to receive approval or delay in approval may have a material adverse impact on our business and financial results. We are subject to a number of risks and uncertainties similar to those of other life science companies developing new products, including, among others, the risks related to the necessity to obtain adequate additional financing, to successfully develop product candidates, to obtain regulatory approval of product candidates, to comply with government regulations, to successfully commercialize our potential products, to the protection of proprietary technology and to our dependence on key individuals.

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

Income Taxes

We historically have incurred net losses and had no corporation tax liabilities. We file U.S. federal tax returns, as well as certain state returns. We also file returns in the United Kingdom. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. Because of the operating losses and the full valuation allowance provided on all deferred tax assets, including the net operating losses, no tax provision has been recognized in periods prior to fiscal year ended April 30, 2019 or for the six months ended October 31, 2019.

Results of Operations

Comparison of the three months ended October 31, 2019 and 2018

The following table sets forth the key components of our results of operations for the three months ended October 31, 2019 and 2018 (in thousands):

	Three Months Ended
	October 31,		Increase
	2019	2018	(decrease)

Revenue	$3,920	$5,592	$(1,672)
Operating expenses
Research and development expenses	9,789	7,876	1,913
General and administrative expenses	3,420	2,609	811
Other income
Interest, exchange rate loss and other income	3,386	1,589	1,797

Revenue. Revenue decreased $1.7 million due to a decrease of revenue from the Merck Option Agreement as a result of the nearly complete Phase 2 clinical trial for our intravitreal product candidate KVD001. We expect that our reported revenues will continue to decline as we complete the majority of the services related to the Merck Option Agreement in the coming months.

Research and Development Expenses. Research and development expenses increased $1.9 million due to an increase in spending on KVD900 of $2.3 million and an increase in spending on preclinical activities of $1.4 million partially offset by a $1.1 million decrease in expense related to KVD001 and a $0.6 million reduction in expenses on KVD824. The impact of exchange rates on research and development expenses resulted in a decrease to expenses of $0.5 million in the three months ended October 31, 2019 compared to the same period in the prior year.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	October 31,
	2019	2018
KVD001	$1,385	$2,482
KVD900	2,914	657
KVD824	818	1,484
Preclinical activities	4,672	3,253
Total	$9,789	$7,876

Expenses for the KVD001 program decreased primarily due to lower expenses related to the KVD001 Phase 2 clinical trial which is nearly complete. We anticipate that expenses will continue to decline over the next few months as Phase 2 clinical trial wrap up activities take place.

Expenses for the KVD900 program increased primarily due to the ongoing Phase 2 clinical trial as well as other non-clinical expenses for manufacturing and toxicology related to later stage development. We anticipate that these expenses will increase above current levels as we continue the Phase 2 trial and continue to prepare for later stage development of KVD900.

Expenses for the KVD824 program decreased due to a decrease in toxicology and manufacturing expenses. We anticipate that these expenses will increase above current levels as we conduct further activities to support later stage development of KVD824.

Expenses for preclinical activities increased due to additional projects and higher headcount compared to the same period in the prior year. We anticipate that expenses will continue to increase as multiple candidates are assessed in discovery and advanced into early stage development.

General and Administrative Expenses. General and administrative expenses increased $0.8 million due to an increase in professional fees of $0.3 million, an increase in commercial planning expenses of $0.3 and an increase in compensation and other administrative expenses of $0.2 million. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company and in anticipation of commercial operations.

Other Income. Other income increased $1.8 million primarily due to an increase of $0.6 million in income from research and development tax credits, an increase in interest income of $0.3 million and an increase in foreign currency exchange rate gains of $0.8 million from transactions denominated in foreign currencies in our U.K. subsidiary.

Comparison of six months ended October 31, 2019 and 2018

The following table sets forth the key components of our results of operations for the six months ended October 31, 2019 and 2018 (in thousands):

	Six Months Ended
	October 31,		Increase
	2019	2018	(decrease)

Revenue	$7,289	$9,311	$(2,022)
Operating expenses
Research and development expenses	19,476	16,232	3,244
General and administrative expenses	6,665	4,979	1,686
Other income
Interest, exchange rate gain (loss) and other income	5,611	3,566	2,045

Revenue. Revenue decreased $2.0 million due to a decrease of revenue from the Merck Option Agreement as a result of the nearly complete Phase 2 clinical trial for our intravitreal product candidate KVD001. We expect that our reported revenues will continue to decline as we complete the majority of the services related to the Merck Option Agreement in the coming months.

Research and Development Expenses. Research and development expenses increased $3.2 million due to an increase in spending on KVD900 and preclinical activities, partially offset by a $2.6 million decrease in expense related to KVD001. The impact of exchange rates on research and development expenses resulted in a decrease to expenses of $0.9 million in the six months ended October 31, 2019 compared to the same period in the prior year.

Research and development expenses by major programs or categories were as follows (in thousands):

	Six Months Ended
	October 31,
	2019	2018
KVD001	$3,268	$5,831
KVD900	4,448	1,698
KVD824	2,324	2,643
Preclinical activities	9,436	6,060
Total	$19,476	$16,232

Expenses for the KVD001 program decreased primarily due to lower expenses related to the KVD001 Phase 2 clinical trial. We anticipate that expenses will continue to decline over the next few months as Phase 2 clinical trial wrap up activities take place.

Expenses for the KVD900 program increased primarily due to the ongoing Phase 2 clinical trial as well as other non-clinical expenses for manufacturing and toxicology related to later stage development. We anticipate that these expenses will increase above current levels as we continue the Phase 2 trial and continue to prepare for later stage development of KVD900.

Expenses for the KVD824 program decreased primarily due to a decrease in toxicology and manufacturing expenses. We anticipate that these expenses will increase above current levels as we conduct further activities to support later stage development of KVD824.

Expenses for preclinical activities increased due to additional projects and higher headcount compared to the same period in the prior year. We anticipate that expenses will continue to increase as multiple candidates are assessed in discovery and advanced into early stage development.

General and Administrative Expenses. General and administrative expenses increased $1.7 million due to an increase in compensation expense of $0.6 million from increased headcount, an increase in professional fees of $0.5 million, an increase in commercial planning expenses of $0.4 million and an increase in other administrative expenses of $0.2 million. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company and in anticipation of commercial operations.

Other Income. Other income increased $2.0 million primarily due to an increase of $0.8 million in income from research and development tax credits, an increase in interest income of $0.8 million and an increase in foreign currency exchange rate gains of $0.3 million from transactions denominated in foreign currencies in our U.K. subsidiary.

Liquidity and Capital Resources

We have funded operations primarily through the issuance of capital stock and the Merck Option Agreement. Our working capital, primarily cash, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued.

Cash Flows

The following table shows a summary of the net cash flow activity for the three months ended July 31, 2019 and 2018 (in thousands):

	Six Months Ended
	October 31,
	2019	2018

Cash flows used in operating activities	$(19,089)	$(6,212)
Cash flows used in investing activities	(3,044)	(565)
Cash flows provided by financing activities	11,538	4,948
Effect of exchange rate changes on cash and cash equivalents	308	(1,156)
Net increase (decrease) in cash and cash equivalents	$(10,287)	$(2,985)

 Net cash used in operating activities

Net cash used in operating activities increased $4.1 million primarily due to a larger net loss in the six months ended October 31, 2019. Also contributing is a decrease in accrued expenses as a result of fiscal 2019 bonuses that were paid in the current period.

Net cash used in investing activities

Net cash used in investing activities for the six months ended October 31, 2019 was $3.0 million compared to $0.8 million used in investing activities during the same period in the prior year and primarily consisted of the net purchase of marketable securities of $2.8 million. Cash used in investing activities for the six months ended October 31, 2018 was primarily due to leasehold improvements and the acquisition of lab equipment at our Porton Down, United Kingdom research facility.

Net cash provided by financing activities

The net cash provided by financing activities during the six months ended October 31, 2019 was $11.5 million compared to $87.7 million in the same period in the prior year and primarily consisted of the sale of common stock pursuant to an existing sales agreement. The $87.7 million cash provided by financing activities in the prior year period consisted of the proceeds from a private placement transaction in August 2018 and a public offering in September 2018.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments in the Annual Report on Form 10-K for the fiscal year ended April 30, 2019. We are party to several operating leases for office and laboratory space as of October 31, 2019. See the minimum lease payments schedule in Note 6 to these unaudited interim condensed consolidated financial statements.

Off-Balance Sheet Arrangements

At October 31, 2019 we were not a party to any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

Foreign Exchange Rate Risk

We maintain cash balances primarily in both U.S. Dollars (“USD”) and British Pound Sterling (“GBP”) to fund ongoing operations. Cash, cash equivalents and marketable securities as of October 31, 2019 were composed of $21.7 million in cash and cash equivalents which consisted of readily available checking and bank deposit accounts held primarily in both USD and GBP, and $71.7 million of USD denominated marketable securities. As of October 31, 2019, 32% of cash and cash equivalents were held in USD and 68% in GBP. We currently incur significant expenses in GBP and convert USD as needed to fund those expenses. We do not believe our cash and cash equivalents are exposed to significant exchange rate risk and we do not currently engage in exchange rate hedging or other similar activities. A 10% change in the exchange rate would result in an immaterial net gain or loss.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2019.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KALVISTA PHARMACEUTICALS, INC.

Date: December 3, 2019	By:	/s/ T. Andrew Crockett
T. Andrew Crockett Chief Executive Officer (Principal Executive Officer)

Date: December 3, 2019	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)