Form 10-Q
period 2020-01-31
KalVista Pharmaceuticals, Inc.
filed 2020-03-10
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 2, 2020 the registrant had 17,845,599 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	January 31,	April 30,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$18,615	$32,006
Marketable securities	61,955	68,805
Research and development tax credit receivable	14,803	11,315
Prepaid expenses and other current assets	3,632	3,420
Total current assets	99,005	115,546
Right of use assets	1,497	—
Property and equipment, net	2,260	2,413
Other assets	173	173
Total assets	$102,935	$118,132
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,951	$2,860
Accrued expenses	4,876	5,647
Deferred revenue - current portion	1,343	9,545
Lease liability - current portion	592	—
Total current liabilities	9,762	18,052
Long-term liabilities:
Deferred revenue - net of current portion	2,500	3,342
Lease liability - net of current portion	926	—
Total long-term liabilities	3,426	3,342
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 17,845,599 at January 31, 2020 and 17,277,750 at April 30, 2019	18	17
Additional paid-in capital	206,119	191,123
Accumulated deficit	(115,008)	(92,476)
Accumulated other comprehensive loss	(1,382)	(1,926)
Total stockholders’ equity	89,747	96,738
Total liabilities and stockholders’ equity	$102,935	$118,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Revenue	$1,577	$3,890	$8,866	$13,201
Operating expenses:
Research and development	11,233	7,650	30,709	23,882
General and administrative	3,068	2,900	9,733	7,879
Total operating expenses	14,301	10,550	40,442	31,761
Operating loss	(12,724)	(6,660)	(31,576)	(18,560)
Other income:
Interest income	372	723	1,467	1,016
Foreign currency exchange gain	138	248	245	83
Other income	2,923	1,733	7,332	5,171
Total other income	3,433	2,704	9,044	6,270
Net loss	$(9,291)	$(3,956)	$(22,532)	$(12,290)
Other comprehensive income (loss):
Foreign currency translation adjustments	142	(97)	548	(1,224)
Unrealized holding gains on available-for-sale securities	40	232	225	232
Reclassification adjustment for realized (gain) on available-for-sale securities included in net loss	(100)	—	(229)	—
Other comprehensive income (loss)	82	135	544	(992)
Comprehensive loss	$(9,209)	$(3,821)	$(21,988)	$(13,282)
Net loss per share to common stockholders, basic and diluted	$(0.52)	$(0.23)	$(1.27)	$(0.85)
Weighted average common shares outstanding, basic and diluted	17,838,872	17,231,449	17,717,057	14,379,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Nine Months Ended January 31, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at May 1, 2019	17,277,750	$17	$191,123	$(92,476)	$(1,926)	$96,738
Issuance of common stock, net of issuance costs of $123	527,221	1	11,421	—	—	11,422
Issuance of common stock from equity incentive plans	10,522	—	32	—	—	32
Stock-based compensation expense	—	—	1,074	—	—	1,074
Net loss	—	—	—	(7,338)	—	(7,338)
Foreign currency translation adjustment	—	—	—	—	(89)	(89)
Unrealized holding gains from available-for-sale securities, net of reclassification for realized gains	—	—	—	—	28	28
Balance at July 31, 2019	17,815,493	18	203,650	(99,814)	(1,987)	101,867
Issuance of common stock from exercise of stock options	18,633	—	138	—	—	138
Stock-based compensation expense	—	—	1,162	—	—	1,162
Net loss	—	—	—	(5,903)	—	(5,903)
Foreign currency translation adjustment	—	—	—	—	495	495
Unrealized holding gains from available-for-sale securities, net of reclassification for realized gains	—	—	—	—	28	28
Balance at October 31, 2019	17,834,126	18	204,950	(105,717)	(1,464)	97,787
Issuance of common stock from exercise of stock options	11,473	—	47	—	—	47
Stock-based compensation expense	—	—	1,122	—	—	1,122
Net loss	—	—	—	(9,291)	—	(9,291)
Foreign currency translation adjustment	—	—	—	—	142	142
Unrealized holding gains from available-for-sale securities	—	—	—	—	40	40
Reclassification adjustment for realized (gain) on available-for-sale securities included in net loss	—	—	—	—	(100)	(100)
Balance at January 31, 2020	17,845,599	$18	$206,119	$(115,008)	$(1,382)	$89,747

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Nine Months Ended January 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at May 1, 2018	10,799,895	$11	$100,011	$(71,660)	$(1,109)	$27,253
Cash received pursuant to common stock subscription agreement	—	—	5,000	—	—	5,000
Stock-based compensation expense	—	—	347	—	—	347
Net loss	—	—	—	(5,030)	—	(5,030)
Foreign currency translation adjustment	—	—	—	—	(1,320)	(1,320)
Balance at July 31, 2018	10,799,895	11	105,358	(76,690)	(2,429)	26,250
Issuance of common stock	6,378,320	6	82,805	—	—	82,811
Issuance of common stock from exercise of stock options	4,452	—	25	—	—	25
Issuance of common stock from vesting of performance stock units	42,500	—	—	—	—	—
Stock-based compensation expense	—	—	976	—	—	976
Net loss	—	—	—	(3,304)	—	(3,304)
Foreign currency translation adjustment	—	—	—	—	193	193
Balance at October 31, 2018	17,225,167	17	189,164	(79,994)	(2,236)	106,951
Issuance of common stock from exercise of stock options	22,139	—	106	—	—	106
Stock-based compensation expense	—	—	797	—	—	797
Net loss	—	—	—	(3,956)	—	(3,956)
Foreign currency translation adjustment	—	—	—	—	(97)	(97)
Unrealized holding gains from available-for-sale securities	—	—	—	—	232	232
Balance at January 31, 2019	17,247,306	$17	$190,067	$(83,950)	$(2,101)	$104,033

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	January 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(22,532)	$(12,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	382	256
Stock-based compensation expense	3,358	2,120
Realized (gain) from available for sale securities	(229)	—
Amortization of right of use assets	418	—
Amortization of discount/premium on available for sale securities	136	—
Foreign currency exchange gain	(224)	(20)
Changes in operating assets and liabilities:
Research and development tax credit receivable	(3,405)	(2,409)
Prepaid expenses and other current assets	(187)	(2,475)
Accounts payable	133	1,748
Accrued expenses	(766)	417
Lease obligations	(416)	—
Deferred revenue	(8,866)	(13,201)
Net cash used in operating activities	(32,198)	(25,854)
Cash Flows from Investing Activities
Acquisition of property and equipment	(212)	(806)
Purchases of available for sale securities	(45,114)	(55,419)
Sales and maturities of available for sale securities	52,052	850
Net cash provided by (used in) investing activities	6,726	(55,375)
Cash Flows from Financing Activities
Capital lease principal payments	(53)	(155)
Issuance of common stock from equity incentive plans	214	132
Issuance of common stock, net of offering expenses	11,422	87,811
Net cash provided by financing activities	11,583	87,788
Effect of exchange rate changes on cash and cash equivalents	498	(1,269)
Net (decrease) increase in cash and cash equivalents	(13,391)	5,290
Cash and cash equivalents at beginning of period	32,006	51,055
Cash and cash equivalents at end of period	$18,615	$56,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	The Company

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

KalVista has created a structurally diverse portfolio of oral plasma kallikrein inhibitors and advanced multiple drug candidates into clinical trials in order to create best-in-class oral therapies for both HAE and DME. In HAE, KalVista intends to develop drug candidates for both on-demand and prophylactic use, with the goal of providing patients with a complete set of oral options to treat their disease.

KVD900, the Company’s most advanced HAE drug candidate, is being developed as a potential on-demand therapy for HAE attacks and is in an ongoing Phase 2 clinical trial that is expected to provide data in the second quarter of 2020. KVD900 has received Fast Track designation from the U.S. Food and Drug Administration (“FDA”), supporting the Company’s belief in the high level of unmet need in HAE and providing a potentially expedited path to drug approval.

In early 2020, the Company announced the selection of KVD824 as the next program to be developed for HAE. Based on preclinical and clinical work conducted, the Company believes that KVD824 can achieve the profile necessary for a twice-daily treatment for prevention of HAE attacks, which also remains an area of high unmet need. The Company is currently undertaking formulation refinement intended to optimize the dosing profile of KVD824. Following that activity, the Company is planning to commence a Phase 2 clinical trial intended to evaluate KVD824 as an oral prophylactic treatment for HAE, to begin in the second half of 2020.

In the case of DME, the Company’s most advanced program is KVD001, an intravitreally delivered plasma kallikrein inhibitor. KVD001 has completed a Phase 2 clinical trial intended to evaluate the safety and efficacy of two dose levels (3μg and 6μg) of KVD001 compared to a sham control in 129 DME patients who had previously been treated with anti-VEGF therapy, and still had significant edema and reduced visual acuity. In December 2019 the Company announced that the primary efficacy endpoint of change in best corrected visual acuity (BCVA) at 16 weeks compared to sham was not met. KVD001 was generally safe and well tolerated with no drug-related serious adverse events. In the overall study population, KVD001 demonstrated a protection against vision loss compared to sham. The study also included a pre-specified subgroup analysis investigating the impact of baseline visual acuity on response. After excluding those patients with the most severe vision loss (visual acuity of <55 letters at baseline), the remaining 70% of the total patient population showed a difference in BCVA compared to sham of 4.9 letters (p=0.056) at the 6μg dose. As many as 40% of DME patients may not respond adequately to VEGF inhibitor treatment, and the Company believes that KVD001 may offer these patients protection against further vision loss.

Both KVD001 and the Company’s planned future oral DME programs were subject to an option agreement with Merck Sharpe & Dohme Corp. (“Merck”) entered into in 2017 (the “Merck Option Agreement”). Under the terms of the agreement, Merck had a defined period, following receipt of a clinical data package including the results of the Phase 2 trial for KVD001, to determine whether to exercise its option to acquire KVD001 and to maintain its option on the oral DME programs. In February 2020, the Company announced that both of those options expired. As a result, KalVista has retained all the rights and intellectual property that were previously subject to the Merck Option Agreement, and Merck has no further rights or obligations to KalVista.

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

The Company has funded operations primarily through the issuance and sale of capital stock and the Merck Option Agreement. As of January 31, 2020, the Company had an accumulated deficit of $115.0 million and $80.6 million of cash, cash equivalents and marketable securities. To date, the Company has not generated any product sales revenues and does not have any products that have been approved for commercialization. The Company does not expect to generate significant revenue unless and until it obtains regulatory approval for, and commercializes, one of its current or future product candidates. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to increase as it continues the development of, and seeks regulatory approvals for, product candidates, and begins to commercialize any approved products. The Company is subject to all of the risks inherent in the development of new therapeutic products, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. There were no adjustments other than normal recurring adjustments. These unaudited interim condensed consolidated financial results are not necessarily indicative of the results to be expected for the year ending April 30, 2020, or for any other future annual or interim period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended April 30, 2019 in the Company’s Annual Report on Form 10-K filed with the SEC on July 16, 2019.

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

 Potential dilutive common share equivalents consist of:

	January 31,
	2020	2019
Stock options and awards	2,315,677	1,729,928

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

The following table summarizes the cash and cash equivalents and marketable securities measured at fair value on a recurring basis as of January 31, 2020:

				Balance at
	Level 1	Level 2	Level 3	January 31, 2020
Cash equivalents	$85	$—	$—	$85
Marketable securities:
Corporate debt securities	—	50,362	—	50,362
U.S. government agency securities	—	11,593	—	11,593
	$85	$61,955	$—	$62,040

Recently Adopted Accounting Pronouncements:

The Company adopted ASC 842, Leases (“ASC 842”), using the modified retrospective approach with cumulative effect adjustment, effective May 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the new standard which allows the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of its existing leases as of the transition date, and the treatment of initial direct costs. In addition, the Company elected the practical expedient not to apply the recognition requirements in the lease standard to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that the lessee is reasonably certain to exercise) and the practical expedient that permits lessees to make an accounting policy election (by class of underlying asset) to account for each separate lease component of a contract and its associated non-lease components as a single lease component.

The adoption of ASC 842 resulted in the following impact on the financial statements:

	May 1, 2019
	Prior to ASC 842	ASC 842 Adjustment	May 1, 2019 As Adjusted
Consolidated Balance Sheet Data (in thousands):
Right of use assets - operating leases	$—	$1,913	$1,913
Deferred rent, current portion	$19	$(19)	$—
Current operating lease liabilities	$—	$569	$569
Non-current operating lease liabilities	$—	$1,363	$1,363

3.       Marketable Securities

The objectives of the Company’s investment policy are to ensure the safety and preservation of invested funds, as well as to maintain liquidity sufficient to meet cash flow requirements. The Company invests its excess cash in securities issued by financial institutions, commercial companies, and government agencies that management believes to be of high credit quality in order to limit the amount of its credit exposure. The Company has not realized any losses from its investments.

The Company classifies all of its debt securities as available for sale. Unrealized gains and losses on debt securities are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are included in other income in the consolidated statements of operations and comprehensive loss and are determined using the specific identification method with transactions recorded on a trade date basis.

The following tables summarize the fair value of the Company’s investments by type:

	January 31, 2020
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$49,953	$413	$(4)	$50,362
Obligations of the U.S. Government and its agencies	11,551	42	—	11,593
Total investments	$61,504	$455	$(4)	$61,955

	April 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Corporate debt securities	$56,083	$405	$(1)	$56,487
Obligations of the U.S. Government and its agencies	12,282	36	—	12,318
Total investments	$68,365	$441	$(1)	$68,805

The following table summarizes the scheduled maturity for the Company’s investments at January 31, 2020:

January 31, 2020
Maturing in one year or less	$32,503
Maturing after one year through two years	17,745
Maturing after two years	11,707
Total investments	$61,955
4.	Accrued Expenses

Accrued expenses consisted of the following as of January 31, 2020 and April 30, 2019 (in thousands):

	January 31,	April 30,
	2020	2019
Compensation expense	$1,743	$1,949
Research expense	2,648	3,065
Professional fees	207	186
Other expenses	278	447
Total accrued expenses	$4,876	$5,647

5.	Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has contractual obligations related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining commitments, which have cancellation provisions, total $3.1 million at January 31, 2020.

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable and that such expenditures can be reasonably estimated. There are no contingent liabilities requiring accrual at January 31, 2020.

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

The Company has a lease agreement for approximately 8,800 square feet of office and research laboratory space located in Porton Down, United Kingdom that commenced in July 2018 for a term of ten years. The Company has the right to terminate the lease agreement on or after April 30, 2023. It is not likely that the Company will terminate the lease at that time, therefore the entire lease term is included in its calculation of the lease liability.

The Company is also party to several operating leases for office and laboratory space as well as certain lab equipment. Total rent expense was $539,000 and $511,000 for the nine months ended January 31, 2020 and 2019, respectively and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

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

The following table summarizes operating lease costs included in research and development and general and administrative expense for the nine months ended January 31, 2020 (in thousands):

Nine Months Ended
January 31, 2020
Operating lease costs	$539
Finance lease costs	54
Short-term lease costs	—
Variable lease costs	26
Total lease costs	$619

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of January 31, 2020 (in thousands):

Fiscal Years	Operating Leases
2020	$179
2021	626
2022	331
2023	195
2024	99
Thereafter	402
Total lease payments	1,832
Less: imputed interest	(314)
Total lease liabilities	1,518
Current lease liabilities	592
Long-term lease liabilities	$926

The following table summarizes the lease term and discount rate as of January 31, 2020:

January 31, 2020
Weighted-average remaining lease term (years)
Operating leases	4.4
Weighted-average discount rate
Operating leases	9.0%

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities for the nine months ended January 31, 2020 (in thousands):

January 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$535
Cash paid for amounts included in the measurement of finance lease liabilities	$54

The aggregate future lease payments for operating and capital leases as of April 30, 2019 were as follows (in thousands):

Years ending April 30,	Capital Leases	Operating Leases
2020	$54	$687
2021	—	474
2022	—	328
2023	—	194
2024 and thereafter	—	495
Total minimum lease payments	$54	$2,178
Less amounts representing interest	—
Present Value of minimum payments	54
Current portion	54
Long-term portion	$—

7.      Merck Arrangement

On October 6, 2017, the Company’s wholly-owned U.K. based subsidiary KalVista Pharmaceuticals Limited (“KalVista Limited”) and Merck entered into the Merck Option Agreement. The Company is the guarantor of KalVista Limited’s obligations under the Merck Option Agreement. Under the terms of the Merck Option Agreement, the Company, through KalVista Limited, has granted to Merck an option to acquire KVD001 through a period following completion of a Phase 2 clinical trial. The Company, through KalVista Limited, has also granted to Merck a similar option to acquire investigational orally delivered molecules for DME that the Company will continue to develop as part of its ongoing research and development activities, through a period following the completion of a Phase 2 clinical trial. The Company, through KalVista Limited, also granted to Merck a non-exclusive license to use the compounds solely for research purposes, and is required to use its diligent efforts to develop the two compounds through the completion of Phase 2 clinical trials. The Company’s development efforts under the Merck Option Agreement were governed by a joint steering committee consisting of equal representatives from the Company and Merck.

  Under the terms of the Merck Option Agreement, Merck paid a non-refundable upfront fee of $37.0 million to KalVista Limited in November 2017. The Company evaluated the revenue arrangement in accordance with the provisions of ASC 606 upon the adoption of this guidance on May 1, 2018. The Company determined that the revenue arrangement contains the following promised services for the period subject to the Merck Option Agreement: (i) a non-exclusive license to use the two compounds solely for research purposes, (ii) research and development services related to the development of KVD001 through completion of a Phase 2 clinical trial, and (iii) research and development services related to the development of the oral DME compounds.

The amounts allocated to each performance obligation are being recognized as revenue using an input method of performance completed to date comparing the total effort incurred with the Company’s estimate of total effort required to perform the R&D services for each respective performance obligation. For the three and nine month periods ended January 31, 2020, the Company recognized approximately $1.6 million and $8.9 million of revenue, respectively, from the arrangement with Merck, all of which was recognized from the deferred revenue balance. As of January 31, 2020, deferred revenue on the consolidated balance sheet is $3.8 million, which is related to the remaining unsatisfied performance obligations under the arrangement.

On February 10, 2020, the Company announced that the Merck Option Agreement had expired. As a result of this expiration, KalVista has no further obligations to Merck.  The Company has retained full ownership of all of its DME intellectual property in addition to its oral HAE portfolio. Under Topic 606, the Company has concluded that the performance obligations were not settled or modified during the quarter ended January 31, 2020, and that the Company will account for the expiration as an event in the fourth quarter of the fiscal year ended April 30, 2020. As a result, the Company expects to recognize the remaining $3.8 million deferred revenue related to the unsatisfied performance obligations under the arrangement in the fourth quarter of the fiscal year ended April 30, 2020.

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

Management Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of small molecule protease inhibitors for diseases with significant unmet need. Our first product candidates are inhibitors of plasma kallikrein being developed for two indications: hereditary angioedema (“HAE”) and diabetic macular edema (“DME”). We apply our insights into the chemistry of proteases and, with our current programs, the biology of the plasma kallikrein system, to develop small molecule inhibitors with high selectivity, potency and bioavailability that we believe will make them successful treatments for disease. We have created a structurally diverse portfolio of oral plasma kallikrein inhibitors and advanced multiple drug candidates into clinical trials in order to create best in class oral therapies for both HAE and DME.

In HAE, we intend to develop drug candidates for both on-demand and prophylactic use, with the goal of providing patients with a complete set of oral options to treat their disease. This strategy is based upon extensive patient, physician and payer research to identify the key needs in the market. According to our market research, oral therapy remains the highest unmet need, with 93% of patients surveyed by KalVista expressing a willingness to switch to oral therapy for both on-demand and prophylactic use. Importantly however, the survey data shows that patients are not prepared to accept significantly reduced efficacy or safety with a switch to oral therapy. We have used these and other results from this research to determine our business and development strategy in this indication.

Our most advanced program for HAE is KVD900, which is being developed as a potential on-demand oral therapy for treatment of HAE attacks. KV900 is currently being evaluated in a Phase 2 clinical trial which we expect to provide data in the second quarter of 2020. This trial is being conducted in approximately 15 sites in Europe and the U.S., and is intended to complete 50 HAE patients in a placebo-controlled, crossover study designed to evaluate the safety and efficacy of KVD900 in treatment of HAE attacks. KVD900 has received Fast Track designation from the U.S. Food and Drug Administration (“FDA”), which we believe supports our view as to the level of unmet need in HAE for efficacious and safe, orally-delivered therapeutics.

In early 2020, we announced the selection of KVD824 as our next oral program to be developed for HAE. Based on preclinical and clinical work conducted, we believe that KVD824 can achieve the profile necessary for a twice-daily treatment for prevention of HAE attacks, which also remains an area of high unmet need. We are currently undertaking formulation refinement intended to optimize the dosing profile of KVD824. Following that activity, we plan to commence a Phase 2 clinical trial intended to evaluate KVD824 as a potential oral prophylactic treatment for HAE in the second half of 2020.

In the case of DME, in December 2019 we announced data from a Phase 2 trial for KVD001, an intravitreally delivered plasma kallikrein inhibitor. This study evaluated the safety and efficacy of two dose levels (3μg and 6μg) of KVD001 compared to a sham control in 129 DME patients who had previously been treated with anti-VEGF therapy, and still had significant edema and reduced visual acuity. The study was conducted at 38 sites in the United States, and consisted of four intravitreal injections or sham administered over three months with a three month follow up period.

The primary efficacy endpoint of change in best corrected visual acuity (“BCVA”) at 16 weeks compared to sham was not met. The 6μg dose showed a difference of +2.6 letters versus sham, which was not statistically significant (p=0.223), and the 3μg dose showed a difference of +1.5 letters (p=0.465). No significant differences were observed in the secondary endpoints of central subfield thickness or the diabetic retinopathy severity scale. KVD001 was generally safe and well tolerated with no drug-related serious adverse events. In the overall study population, KVD001 demonstrated a protection against vision loss. In the sham treated group 54.5% of patients experienced a reduction in vision compared to 32.5% in the 6μg dose (p=0.042). The study also included a pre-specified subgroup analysis investigating the impact of baseline visual acuity on response. After excluding those patients with the most severe vision loss (visual acuity of <55 letters at baseline), the remaining 70% of the total patient population showed a difference in BCVA compared to sham of 4.9 letters (p=0.056) at the 6μg dose. As many as 40% of DME patients may not respond adequately to VEGF inhibitor treatment, and we believe that KVD001 may offer these patients protection against further vision loss.

The KVD001 program as well as our planned future oral DME programs were subject to an option agreement with Merck Sharpe & Dohme Corp. (“Merck”) entered into in 2017 (the “Merck Option Agreement”). Under the terms of the agreement, Merck had a defined period following receipt of a clinical data package including the results of the Phase 2 trial for KVD001, to determine whether to exercise its option to acquire KVD001 and to maintain its option on the oral DME programs. In February 2020, we announced that both of those options expired. As a result, we have retained all the rights and intellectual property that were subject to the Merck Option Agreement, and Merck has no further rights or obligations to us. We continue to believe that the results of the KVD001 Phase 2 study suggest a patient population in which plasma kallikrein inhibition may yield vision benefits, and we intend to explore further development opportunities for this and oral DME programs over time.

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

We expect ongoing general and administrative expenses to increase in the future as we expand our operating activities, maintain and expand the patent portfolio, incur additional costs associated with the management of a public company and maintain compliance with exchange listing and requirements of the Securities and Exchange Commission (“SEC”). These potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and expenses associated with investor relations, among others.

Other Income

Other income consists of bank and investment interest, research and development tax credits from the United Kingdom government’s tax incentive programs set up to encourage research and development in the United Kingdom, and realized and unrealized exchange rate gains/losses on cash held in foreign currencies.

Income Taxes

We historically have incurred net losses and had no corporation tax liabilities. We file U.S. federal tax returns, as well as certain state returns. We also file returns in the United Kingdom. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. Because of the operating losses and the full valuation allowance provided on all deferred tax assets, including the net operating losses, no tax provision has been recognized in periods prior to fiscal year ended April 30, 2019 or for the nine months ended January 31, 2020.

Results of Operations

Comparison of the three months ended January 31, 2020 and 2019

The following table sets forth the key components of our results of operations for the three months ended January 31, 2020 and 2019 (in thousands):

	Three Months Ended
	January 31,		Increase
	2020	2019	(decrease)

Revenue	$1,577	$3,890	$(2,313)
Operating expenses
Research and development expenses	11,233	7,650	3,583
General and administrative expenses	3,068	2,900	168
Other income
Interest, exchange rate gain and other income	3,433	2,704	729

Revenue. Revenue decreased $2.3 million due to a decrease of revenue from the Merck Option Agreement as a result of the completed Phase 2 clinical trial for our intravitreal product candidate KVD001, as compared to the same period in the prior fiscal year. We expect that our reported revenues will increase in the fourth quarter as we recognize the remaining $3.8 million of deferred revenue from the Merck Option Agreement, after which no additional revenue remains under the Merck Option Agreement.

Research and Development Expenses. Research and development expenses increased $3.6 million due to an increase in spending on KVD900 of $2.4 million, an increase in spending on preclinical activities of $1.0 million, and an increase in spending on KVD824 of $0.2 million, as compared with the same period in the prior fiscal year. The impact of exchange rates on research and development expenses resulted in a decrease to expenses of $0.2 million in the three months ended January 31, 2020 compared to the same period in the prior fiscal year.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	January 31,
	2020	2019
KVD001	$1,942	$1,923
KVD900	3,187	785
KVD824	1,155	987
Preclinical activities	4,949	3,955
Total	$11,233	$7,650

Expenses for the KVD001 program remained relatively consistent compared to the same period in the prior year. The costs consist of final manufacturing activities and clinical costs for the Phase 2 clinical trial which was completed in December 2019. We anticipate that expenses will decline as Phase 2 clinical trial wrap up activities take place and we determine next steps for the program.

Expenses for the KVD900 program increased primarily due to the ongoing Phase 2 clinical trial as well as other non-clinical expenses for manufacturing related to later stage development. We anticipate that these expenses will increase above current levels as we continue the Phase 2 trial and continue to prepare for later stage development of KVD900.

Expenses for the KVD824 program increased due to an increase in manufacturing expenses. We anticipate that these expenses will increase significantly above current levels as we conduct further activities to support later stage development of KVD824 and initiate additional clinical trials.

Expenses for preclinical activities increased due to additional projects and higher headcount compared to the same period in the prior year. We anticipate that expenses will continue to increase as multiple candidates are assessed in discovery and advanced into early stage development.

General and Administrative Expenses. General and administrative expenses increased $0.2 million due to an increase in employee related expenses of $0.3 million and other administrative expenses of $0.3 million offset by a decrease in professional fees of $0.4 million, as compared to the same period in the prior fiscal year. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company.

Other Income. Other income increased $0.7 million primarily due to an increase of $1.1 million in income from research and development tax credits, an increase in realized gains from available for sale securities of $0.1 million offset by a decrease in interest income of $0.4 million and a decrease in foreign currency exchange rate gains of $0.1 million from transactions denominated in foreign currencies in our U.K. subsidiary, as compared to the same period in the prior fiscal year.

Comparison of nine months ended January 31, 2020 and 2019

The following table sets forth the key components of our results of operations for the nine months ended January 31, 2020 and 2019 (in thousands):

	Nine Months Ended
	January 31,		Increase
	2020	2019	(decrease)

Revenue	$8,866	$13,201	$(4,335)
Operating expenses
Research and development expenses	30,709	23,882	6,827
General and administrative expenses	9,733	7,879	1,854
Other income
Interest, exchange rate gain and other income	9,044	6,270	2,774

Revenue. Revenue decreased $4.3 million due to a decrease of revenue from the Merck Option Agreement as a result of the completed Phase 2 clinical trial for our intravitreal product candidate KVD001, as compared to the same period in the prior fiscal year.

We expect to recognize the remaining $3.8 million of deferred revenue from the Merck Option Agreement in the fourth quarter of the fiscal year ended April 30, 2020.

Research and Development Expenses. Research and development expenses increased $6.8 million due to an increase of $5.2 million in spending on KVD900 and $4.3 million in spending on preclinical activities, partially offset by a $2.6 million decrease in expense related to KVD001, compared to the same period in the prior fiscal year. The impact of exchange rates on research and development expenses resulted in a decrease to expenses of $0.8 million in the nine months ended January 31, 2020 compared to the same period in the prior fiscal year.

Research and development expenses by major programs or categories were as follows (in thousands):

	Nine Months Ended
	January 31,
	2020	2019
KVD001	$5,210	$7,754
KVD900	7,635	2,483
KVD824	3,479	3,630
Preclinical activities	14,385	10,015
Total	$30,709	$23,882

Expenses for the KVD001 program decreased primarily due to lower expenses related to the KVD001 Phase 2 clinical trial. We anticipate that expenses will continue to decline as Phase 2 clinical trial wrap up activities take place and we determine next steps for the program.

Expenses for the KVD900 program increased primarily due to the ongoing Phase 2 clinical trial as well as other non-clinical expenses for manufacturing and toxicology related to later stage development. We anticipate that these expenses will increase above current levels as we continue the Phase 2 trial and continue to prepare for later stage development of KVD900.

Expenses for the KVD824 program decreased primarily due to a decrease in toxicology expenses. We anticipate that the expenses for the KVD824 program will increase above current levels as we conduct further activities to support later stage development of KVD824 and initiate additional clinical trials.

Expenses for preclinical activities increased due to additional projects and higher headcount compared to the same period in the prior year. We anticipate that expenses will continue to increase as multiple candidates are assessed in discovery and advanced into early stage development.

General and Administrative Expenses. General and administrative expenses increased $1.9 million due to an increase in compensation expense of $0.9 million from increased headcount, an increase in insurance costs of $0.2 million, an increase in commercial planning expenses of $0.4 million and an increase in other administrative expenses of $0.4 million, as compared to the same period in the prior fiscal year. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company.

Other Income. Other income increased $2.8 million primarily due to an increase of $1.9 million in income from research and development tax credits, an increase in interest income of $0.5 million, an increase in realized gains from available for sale securities of $0.2 million and an increase in foreign currency exchange rate gains of $0.2 million from transactions denominated in foreign currencies in our U.K. subsidiary, as compared to the same period in the prior fiscal year.

Liquidity and Capital Resources

We have funded operations primarily through the issuance of capital stock. Our working capital, primarily cash and marketable securities, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued.

Cash Flows

The following table shows a summary of the net cash flow activity for the nine months ended January 31, 2020 and 2019 (in thousands):

	Nine Months Ended
	January 31,
	2020	2019

Cash flows used in operating activities	$(32,198)	$(25,854)
Cash flows provided by (used in) investing activities	6,726	(55,375)
Cash flows provided by financing activities	11,583	87,788
Effect of exchange rate changes on cash and cash equivalents	498	(1,269)
Net increase (decrease) in cash and cash equivalents	$(13,391)	$5,290

 Net cash used in operating activities

Net cash used in operating activities increased $6.3 million primarily due to a decrease in revenue recognized combined with increased research and development expenses in the nine months ended January 31, 2020 compared to the same period in the prior year.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the nine months ended January 31, 2020 was $6.7 million and primarily consisted of the net purchase of marketable securities of $45.1 million and acquisitions of property and equipment of $0.2 million offset by sales and maturities of marketable securities of $52 million, compared to $55.4 million used in investing activities during the same period in the prior year primarily due to net purchases of marketable securities of $55.4 million.

Net cash provided by financing activities

Net cash provided by financing activities during the nine months ended January 31, 2020 was $11.6 million and primarily consisted of the sale of common stock pursuant to an existing at-the-market sales agreement, compared to $87.8 million in the same period in the prior year which consisted of the proceeds from a private placement transaction in August 2018 and a public offering in September 2018.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, filed with the SEC on July 16, 2019. We are party to several operating leases for office and laboratory space as of January 31, 2020. See the minimum lease payments schedule in Note 6 to these unaudited interim condensed consolidated financial statements.

Off-Balance Sheet Arrangements

At January 31, 2020 we were not a party to any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported revenue and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 to the unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our significant accounting policies and assumptions used in applying those policies. The accounting policies and estimates that we deem to be critical are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, filed with the SEC on July 16, 2019.

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

Foreign Exchange Rate Risk

We maintain cash balances primarily in both U.S. Dollars (“USD”) and British Pound Sterling (“GBP”) to fund ongoing operations. Cash, cash equivalents and marketable securities as of January 31, 2020 were composed of $18.6 million in cash and cash equivalents which consisted of readily available checking and bank deposit accounts held primarily in both USD and GBP, and $62.0 million of USD denominated marketable securities. As of January 31, 2020, 41% of cash and cash equivalents were held in USD, 58% in GBP, and 1% in EUR. We currently incur significant expenses in GBP and convert USD as needed to fund those expenses. We do not believe our cash and cash equivalents are exposed to significant exchange rate risk and we do not currently engage in exchange rate hedging or other similar activities. A 10% change in the exchange rate would result in an immaterial net gain or loss.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2020.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, except the following new risk:

The coronavirus outbreak has the potential to cause disruptions in our business, including our clinical development activities.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. We have multiple clinical development activities, including our ongoing Phase 2 clinical trial for KVD900, that are being conducted primarily in Europe. Several European nations, in particular Italy, have implemented quarantines to contain the ongoing coronavirus outbreak, which may limit our ability to access patients and physicians at certain local clinical centers that are participating in these development activities. Should these clinical facilities experience disruptions, our clinical development activities could be significantly delayed.  Further, the extent to which the coronavirus impacts our ability to procure resources, raw materials or components necessary for our research studies or preclinical or clinical development will depend on unpredictable future developments, including new information that may emerge about the severity of the coronavirus and the actions to contain the coronavirus or treat its effects, among others. Further, our operations may experience disruptions, such as temporary closure of our offices or those of our suppliers and suspension of services, which may materially and adversely affect our development timelines, and our business, financial condition and results of operations.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 filed with the SEC on July 16, 2019, which could materially affect our business, financial condition, or future results. The risks described here and in our Annual Report on form 10-K and in our Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

          Not applicable.

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALVISTA PHARMACEUTICALS, INC.

Date: March 10, 2020	By:	/s/ T. Andrew Crockett
T. Andrew Crockett Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2020	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)