Form 10-Q
period 2020-07-31
KalVista Pharmaceuticals, Inc.
filed 2020-09-14
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of September 4, 2020, the registrant had 17,907,559 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	July 31,	April 30,
	2020	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$18,014	$15,789
Marketable securities	46,317	51,925
Research and development tax credit receivable	12,638	16,527
Prepaid expenses and other current assets	3,256	4,455
Total current assets	80,225	88,696
Property and equipment, net	2,019	2,043
Right of use assets	1,480	1,612
Other assets	178	178
Total assets	$83,902	$92,529
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,774	$1,677
Accrued expenses	6,170	5,455
Lease liability - current portion	513	588
Total current liabilities	8,457	7,720
Long-term liabilities:
Lease liability - net of current portion	1,010	1,057
Total long-term liabilities	1,010	1,057
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 17,880,414 at July 31, 2020 and 17,845,599 at April 30, 2020	18	18
Additional paid-in capital	208,442	207,208
Accumulated deficit	(132,406)	(121,592)
Accumulated other comprehensive loss	(1,619)	(1,882)
Total stockholders’ equity	74,435	83,752
Total liabilities and stockholders’ equity	$83,902	$92,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	July 31,
	2020	2019
Revenue	$—	$3,369
Operating expenses:
Research and development	11,165	9,686
General and administrative	3,278	3,247
Total operating expenses	14,443	12,933
Operating loss	(14,443)	(9,564)
Other income:
Interest income	259	590
Foreign currency exchange gain (loss)	438	(453)
Other income	2,932	2,089
Total other income	3,629	2,226
Net loss	$(10,814)	$(7,338)
Other comprehensive income (loss):
Foreign currency translation adjustments	338	(89)
Unrealized holding (loss) gain on marketable securities	(5)	28
Reclassification adjustment for realized (gain) on marketable securities included in net loss	(70)	—
Other comprehensive income (loss)	263	(61)
Comprehensive loss	$(10,551)	$(7,399)
Net loss per share to common stockholders, basic and diluted	$(0.61)	$(0.42)
Weighted average common shares outstanding, basic and diluted	17,848,583	17,488,997

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended July 31, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2020	17,845,599	$18	$207,208	$(121,592)	$(1,882)	$83,752
Issuance of common stock, net of issuance costs	—	—	—	—	—	—
Issuance of common stock from exercise of stock options	34,815	—	46	—	—	46
Stock-based compensation expense	—	—	1,188	—	—	1,188
Net loss	—	—	—	(10,814)	—	(10,814)
Foreign currency translation adjustment	—	—	—	—	338	338
Unrealized holding losses from marketable securities	—	—	—	—	(5)	(5)
Reclassification adjustment for realized (gain) on marketable securities included in net loss	—	—	—	—	(70)	(70)
Balance at July 31, 2020	17,880,414	$18	$208,442	$(132,406)	$(1,619)	$74,435

	Three Months Ended July 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2019	17,277,750	$17	$191,123	$(92,476)	$(1,926)	$96,738
Issuance of common stock, net of issuance costs	527,221	1	11,421	—	—	11,422
Issuance of common stock from equity incentive plans	10,522	—	32	—	—	32
Stock-based compensation expense	—	—	1,074	—	—	1,074
Net loss	—	—	—	(7,338)	—	(7,338)
Foreign currency translation adjustment	—	—	—	—	(89)	(89)
Unrealized holding gains from marketable securities, net of reclassification for realized gains	—	—	—	—	28	28
Balance at July 31, 2019	17,815,493	$18	$203,650	$(99,814)	$(1,987)	$101,867

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	July 31,
	2020	2019
Cash flows from operating activities
Net loss	$(10,814)	$(7,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128	121
Stock-based compensation expense	1,188	1,074
Realized gain from sale of marketable securities	(70)	(29)
Non-cash operating lease expense	8	1
Amortization of premium on marketable securities	68	35
Foreign currency exchange (gain) loss	(432)	454
Changes in operating assets and liabilities:
Research and development tax credit receivable	4,462	(2,060)
Prepaid expenses and other current assets	1,301	561
Accounts payable	35	392
Accrued expenses	538	(1,117)
Deferred revenue	—	(3,369)
Net cash used in operating activities	(3,588)	(11,275)
Cash flows from investing activities
Purchases of marketable securities	(9,807)	(19,646)
Sales and maturities of marketable securities	15,342	18,214
Acquisition of property and equipment	(22)	(98)
Net cash provided by (used in) investing activities	5,513	(1,530)
Cash flows from financing activities
Issuance of common stock, net of offering expenses	—	11,422
Issuance of common stock from equity incentive plans	46	32
Finance lease principal payments	—	(54)
Net cash provided by financing activities	46	11,400
Effect of exchange rate changes on cash and cash equivalents	254	(494)
Net increase (decrease) in cash and cash equivalents	2,225	(1,899)
Cash and cash equivalents at beginning of period	15,789	32,006
Cash and cash equivalents at end of period	$18,014	$30,107

Supplemental disclosures of cash flow information:
Acquisition of property and equipment in accounts payable	$—	$47

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	The Company

Company Background

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

KalVista has created a structurally diverse portfolio of oral plasma kallikrein inhibitors and advanced multiple drug candidates into clinical trials in order to create best-in-class oral therapies for both HAE and DME. In HAE, KalVista intends to develop drug candidates for both on-demand and prophylactic use, with the goal of providing patients with a complete set of oral options to treat their disease. KalVista believes that this ability to provide products to meet the full spectrum of patient needs will be an important differentiator from other companies that are only able to address a portion of the market with oral offerings.

KVD900, the Company’s most advanced HAE drug candidate, is being developed as a potential on-demand therapy for HAE attacks. This program is currently in a Phase 2, crossover design, clinical trial intended to evaluate the safety and efficacy of KVD900 compared to placebo in treating HAE attacks. The trial has achieved its target enrollment and is expected to provide data in the fourth quarter of 2020. KVD900 has received Fast Track designation from the U.S. Food and Drug Administration.

KVD824 is KalVista’s next oral candidate, which is being developed as a prophylactic treatment for HAE. Based on preclinical and clinical work conducted, the Company believes that KVD824 can achieve the profile necessary for a twice-daily treatment for prevention of HAE attacks, which also remains an area of high unmet need. The Company continues to undertake additional studies to optimize the formulation and exposure profile, following which the Company expects to submit an Investigational New Drug Application for a Phase 2 clinical trial.

The Company’s most advanced program in DME is KVD001, an intravitreally delivered plasma kallikrein inhibitor which completed a Phase 2 trial in 2019. The Company is currently evaluating its development strategy in this indication and expects to provide further updates when appropriate.

The Company’s headquarters is located in Cambridge, Massachusetts, with research activities located in Porton Down, United Kingdom and Boston, Massachusetts.

COVID-19

As a result of the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”) pandemic, the Company has experienced and may continue to experience constrained supplies of product candidates or, with respect to the Company’s clinical trials, delays in enrollment, site initiation, participant dosing, distribution of clinical trial materials, study monitoring and data analysis, which could materially adversely impact the Company’s business, results of operations and overall financial performance in future periods. Any such delays to the Company’s planned clinical timelines for KVD900 and KVD824 could also impact the use and sufficiency of existing cash reserves, and the Company may be required to raise additional capital earlier than previously planned. The Company may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans. The extent to which COVID-19 may impact the Company’s financial condition, results of operations or cash flows is uncertain and will continue to be monitored closely.

Liquidity

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

The Company has funded operations primarily through the issuance and sale of capital stock and the option agreement with Merck Sharpe & Dohme Corp. entered into in 2017 (the “Merck Option Agreement”). As of July 31, 2020, the Company had an accumulated deficit of $132.4 million and $64.3 million of cash, cash equivalents and marketable securities. To date, the Company has not generated any product sales revenues and does not have any products that have been approved for commercialization. The Company does not expect to generate significant revenue unless and until it obtains regulatory approval for, and commercializes, one of its current or future product candidates. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to increase as it continues the development of, and seeks regulatory approvals for, product candidates, and begins to commercialize any approved products. The Company is subject to all of the risks inherent in the development of new therapeutic products, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. There were no adjustments other than normal recurring adjustments. These unaudited interim condensed consolidated financial results are not necessarily indicative of the results to be expected for the year ending April 30, 2021, or for any other future annual or interim period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended April 30, 2020 in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on July 1, 2020.

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

Potential dilutive common share equivalents consist of:

	July 31,
	2020	2019
Stock options and awards	2,991,653	2,289,947

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

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of July 31, 2020 and April 30, 2020 (in thousands):

				Balance at
	Level 1	Level 2	Level 3	July 31, 2020
Cash equivalents	$2,602	$—	$—	$2,602
Marketable securities:
Corporate debt securities	—	34,417	—	34,417
U.S. government agency securities	—	11,900	—	11,900
	$2,602	$46,317	$—	$48,919

				Balance at
	Level 1	Level 2	Level 3	April 30, 2020
Cash equivalents	$650	$—	$—	$650
Marketable securities:
Corporate debt securities	—	39,216	—	39,216
U.S. government agency securities	—	12,709	—	12,709
	$650	$51,925	$—	$52,575

3.	Marketable Securities

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

The following tables summarize marketable securities held at July 31, 2020 and April 30, 2020 (in thousands):

	July 31, 2020
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$34,154	$268	$(5)	$34,417
Obligations of the U.S. Government and its agencies	11,770	130	—	11,900
Total	$45,924	$398	$(5)	$46,317

	April 30, 2020
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$38,922	$295	$(1)	$39,216
Obligations of the U.S. Government and its agencies	12,534	175	—	12,709
Total	$51,456	$470	$(1)	$51,925

The following table summarizes the scheduled maturity for the Company’s marketable securities at July 31, 2020 (in thousands):

July 31, 2020
Maturing in one year or less	$28,895
Maturing after one year through two years	7,570
Maturing after two years	9,852
Total	$46,317

4.	Accrued Expenses

Accrued expenses consisted of the following as of July 31, 2020 and April 30, 2020 (in thousands):

	July 31,	April 30,
	2020	2020
Compensation expense	$2,945	$2,821
Research expense	2,970	2,333
Professional fees	208	173
Other expenses	47	128
	$6,170	$5,455

5.	Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has a contractual obligation related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining commitments, which have cancellation provisions, total $3.4 million at July 31, 2020.

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

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at July 31, 2020.

As a result of the terms of grant income received in prior years, upon successful regulatory approval and following the first commercial sale of certain DME products, the Company will be required to pay royalty fees of up to $1.0 million within 90 days of the first commercial sale of the product subject to certain fee caps and follow on payments depending upon commercial success and type of product. Given the stage of development of the current pipeline of products it is not possible to predict with certainty the amount or timing of any such liability.

6.	Leases

The Company has a lease agreement for approximately 2,700 square feet of space for its headquarters located in Cambridge, Massachusetts that commenced in September 2017 for a term of five years.

The Company has lease agreements for approximately 13,400 square feet of office and research laboratory space located in Porton Down, United Kingdom that run through April 2023, with an option to extend through April 2028.

The Company is also party to several operating leases for office and laboratory space as well as certain lab equipment. Total rent expense was $200,000 and $177,000 for the three months ended July 31, 2020 and 2019, respectively and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of July 31, 2020 (in thousands):

Fiscal Years	Operating Leases
2021	$489
2022	386
2023	242
2024	145
2025	145
Thereafter	447
Total lease payments	1,854
Less: imputed interest	(331)
Total lease liabilities	1,523
Current lease liabilities	513
Long-term lease liabilities	$1,010

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our unaudited interim condensed financial statements and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, the success, cost and timing of our product development activities and clinical trials as well as other activities we may undertake, the impact of the COVID-19 pandemic, business strategy, our ability to receive, maintain and recognize the benefits of certain designations received by product candidates and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our Annual Report on Form 10-K or described elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context indicates otherwise, in this Quarterly Report on Form 10-Q, the terms “KalVista,” “Company,” “we,” “us” and “our” refer to KalVista Pharmaceuticals, Inc. and, where appropriate, its consolidated subsidiaries.

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

In HAE, we intend to develop drug candidates for both on-demand and prophylactic use, with the goal of providing patients with a complete set of oral options to treat their disease. This strategy is based upon extensive patient, physician and payer research to identify the key needs in the market. According to our market research, oral therapy remains the highest unmet need, with 93% of patients surveyed by KalVista expressing a willingness to switch to oral therapy for both on-demand and prophylactic use. Importantly however, the survey data shows that patients are not prepared to accept significantly reduced efficacy or safety with a switch to oral therapy. We have used these and other results from this research to determine our business and development strategy in this indication. We believe that our strategy of offering a full set of oral therapy options for patients will be an important differentiator from other companies that are only able to address a portion of the HAE market.

Our most advanced program for HAE is KVD900, which is being developed as a potential on-demand oral therapy for treatment of HAE attacks. KVD900 is currently in a Phase 2, crossover design, clinical trial intended to evaluate the safety and efficacy of KVD900 compared to placebo in treating HAE attacks. This trial has achieved its target enrollment of patients and is expected to provide data in the fourth quarter of 2020. During the first fiscal quarter we submitted a Pediatric Investigational Plan to the European Medicines Agency for KVD900, and we expect publication of the final decision in the fourth quarter of 2020. KVD900 has received Fast Track designation from the U.S. Food and Drug Administration.

KVD824 is our next oral product candidate intended to be developed for treatment of HAE. Based on preclinical and clinical work conducted, we believe that KVD824 can achieve the profile necessary for a twice-daily treatment for prevention of HAE attacks, which also remains an area of high unmet need. We continue to undertake additional studies to optimize the formulation and exposure profile, following which we expect to submit an Investigational New Drug Application for a Phase 2 clinical trial of KVD824 as a potential oral prophylactic treatment for HAE.

In DME, our most advanced program is KVD001, an intravitreally delivered plasma kallikrein inhibitor which completed a Phase 2 trial in 2019. We also intend to develop oral therapies for DME, which we believe would represent a substantial enhancement to the therapeutic options with this disease. We are currently evaluating our development strategy in this indication and expect to provide further updates when appropriate.

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

The extent of the impact of the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”) on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our preclinical and clinical trials, employee or industry events, effect on our suppliers and manufacturers, and impact on the healthcare systems, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects continue to affect the locations where we, our manufacturers, suppliers or third-party business partners conduct business. Although we have continued our operations and clinical trials to date, we have experienced, and if there are renewed or continued closures of business in the European Union, the United States or the United Kingdom, or other impacted areas, we may continue to experience, constrained supply of our product candidates, or further delays in our preclinical studies or planned clinical trials, which could materially adversely impact our business, results of operations and overall financial performance in future periods. In addition, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to continued restrictions on travel and in-person meetings, delays in future site activations and future enrollment of clinical trials, prioritization of hospital resources toward the COVID-19 pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for our product candidates. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effects of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See “Risk Factors” included in our Annual Report on Form 10-K for the year ended April 30, 2020, for further information of the possible impact of the COVID-19 pandemic on our business.

Financial Overview

Revenue

We have not generated any revenue in the current fiscal year. Our revenue recognized in the same period of the prior fiscal year consists of upfront fees from the option agreement with Merck Sharpe & Dohme Corp. entered into in 2017 (the “Merck Option Agreement”), which was recognized as revenue using an input method of performance completed to date comparing the total effort incurred with our estimate of total effort required to perform the R&D activities. There will be no future revenue from the Merck Option Agreement as a result of its expiration in February 2020.

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

Costs for certain research and development activities, such as manufacturing development activities and clinical studies are recognized based on the contracted amounts, as adjusted for the percentage of work completed to date. Payments for these activities are based on the terms of the contractual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as prepaid or accrued expenses. We defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed.

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

We expect ongoing general and administrative expenses to increase in the future as we expand our operating activities, maintain and expand the patent portfolio and incur additional costs associated with the management of a public company and maintain compliance with exchange listing and SEC requirements. These potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and expenses associated with investor relations, among others.

Other Income

Other income consists of interest income earned on bank interest and marketable securities, research and development tax credits from the United Kingdom government’s tax incentive programs set up to encourage research and development in the United Kingdom, and realized and unrealized exchange rate gains/losses on cash held in foreign currencies and transactions settled in foreign currencies.

Income Taxes

We historically have incurred net losses and had no corporation tax liabilities. We file U.S. Federal tax returns, as well as certain state returns. We also file returns in the United Kingdom. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. Because of the operating losses and the full valuation allowance provided on all deferred tax assets, including the net operating losses, no tax provision has been recognized in the three months ended July 31, 2020.

Results of Operations

Comparison of the three months ended July 31, 2020 and 2019

The following table sets forth the key components of our results of operations for the three months ended July 31, 2020 and 2019 (in thousands):

	Three Months Ended
	July 31,		Increase
	2020	2019	(decrease)

Revenue	$—	$3,369	$(3,369)
Operating expenses
Research and development expenses	11,165	9,686	1,479
General and administrative expenses	3,278	3,247	31
Other income
Interest, exchange rate gain and other income	3,629	2,226	1,403

Revenue. No revenue was recognized in the quarter ended July 31, 2020 compared to $3.4 million recognized in the same period of the prior fiscal year. The decrease of $3.4 million was due to the expiration of the Merck Option Agreement in February 2020. No future revenue remains under the Merck Option Agreement.

Research and Development Expenses. Research and development expenses increased $1.5 million due to an increase in spending on KVD900 of $2.9 million and an increase in spending on KVD824 of $0.8 million, offset by a decrease in spending on KVD001 of $1.8 million and a decrease in spending on preclinical activities of $0.4 million as compared to the same period in the prior fiscal year. The impact of exchange rates on research and development expenses resulted in a decrease to expenses of $0.1 million in the three months ended July 31, 2020 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	July 31,
	2020	2019
KVD001	$86	$1,883
KVD900	4,451	1,534
KVD824	2,288	1,505
Preclinical activities	4,340	4,764
Total	$11,165	$9,686

Expenses for the KVD001 program decreased primarily due to the completion of the KVD001 Phase 2 clinical trial. We anticipate that expenses will remain at a low rate as we determine next steps for the KVD001 program.

Expenses for the KVD900 program increased primarily due to the ongoing Phase 2 clinical trial as well as other non-clinical expenses for manufacturing and toxicology studies related to preparation for later stage development. We anticipate that these expenses will increase above current levels as we continue the Phase 2 trial and continue to prepare for later stage development of KVD900.

Expenses for the KVD824 program increased primarily due to an increase in manufacturing expenses. We anticipate that these expenses will increase above current levels as we conduct further activities to support later stage development of KVD824 and initiate additional clinical trials.

Expenses for preclinical activities decreased primarily due to a decrease in manufacturing expenses. We anticipate that expenses will continue at or below current levels over the near term as a result of prioritization of our clinical activities due to the ongoing COVID-19 pandemic.

General and Administrative Expenses. General and administrative expenses remained relatively consistent as compared to the same period in the prior fiscal year. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company.

Other Income. Other income increased $1.4 million primarily due to an increase of $0.9 million in foreign currency exchange rate gains from transactions denominated in foreign currencies in our U.K. subsidiary and an increase of $0.8 million in income from research and development tax credits, offset by a decrease of $0.3 million in interest income, as compared to the same period in the prior fiscal year.

Liquidity and Capital Resources

We have funded operations primarily through the issuance of capital stock. Our working capital, primarily cash and marketable securities, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued.

Cash Flows

The following table shows a summary of the net cash flow activity for the three months ended July 31, 2020 and 2019 (in thousands):

	Three Months Ended
	July 31,
	2020	2019

Cash flows used in operating activities	$(3,588)	$(11,275)
Cash flows provided by (used in) investing activities	5,513	(1,530)
Cash flows provided by financing activities	46	11,400
Effect of exchange rate changes on cash and cash equivalents	254	(494)
Net increase (decrease) in cash and cash equivalents	$2,225	$(1,899)

Net cash used in operating activities

Net cash used in operating activities was $3.6 million for the three months ended July 31, 2020 and primarily consisted of a net loss of $10.8 million adjusted for stock-based compensation of $1.2 million, an increase in the research and development tax credit receivable of $4.5 million, an increase in prepaid expenses and other current assets of $1.3 million, and other changes in net working capital. The cash flows from the research and development tax credit increased due to the timing of the receipt of prior year tax credits offset by new tax credit deferrals as compared to the same period in the prior year. Net cash used in operating activities was $11.3 million for the three months ended July 31, 2019 and primarily consisted of a net loss of $7.3 million adjusted for stock-based compensation expense of $1.1 million, a decrease in the research and development tax credit receivable of $2.1 million, a decrease in deferred revenue of $3.4 million, and other changes in net working capital.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the three months ended July 31, 2020 was $5.5 million and primarily consisted of the purchases of marketable securities of $9.8 million offset by sales and maturities of marketable securities of $15.3 million, as compared to $1.5 million used in investing activities during the same period in the prior year primarily due to purchases of marketable securities of $19.7 million offset by sales and maturities of marketable securities of $18.2 million.

Net cash provided by financing activities

Net cash provided by financing activities during the three months ended July 31, 2020 was $46,000 and consisted of the issuance of common stock from equity incentive plans, compared to $11.4 million in the same period in the prior year which consisted of the sale of common stock pursuant to a stock sales agreement.

Operating Capital Requirements

To date, we have not generated any revenues from the sale of products, and we do not have any products that have been approved for commercialization. We do not expect to generate product revenue unless and until we obtain regulatory approval for, and commercialize, one of our current or future product candidates. We anticipate that we will continue to incur losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, product candidates, and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We currently anticipate that, based upon our operating plans and existing capital resources, we have sufficient funding to operate for at least the next 12 months.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, filed with the SEC on July 1, 2020. We are party to several operating leases for office and laboratory space as of July 31, 2020.

Off-Balance Sheet Arrangements

At July 31, 2020 we were not a party to any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported revenue and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 to the unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our significant accounting policies and assumptions used in applying those policies. The accounting policies and estimates that we deem to be critical are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, filed with the SEC on July 1, 2020.

Recently Issued Accounting Pronouncements

Not applicable.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2020.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, even though most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on the operating effectiveness.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 filed with the SEC on July 1, 2020, which may materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

# This certification is deemed not filed for purpose of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALVISTA PHARMACEUTICALS, INC.

Date: September 14, 2020	By:	/s/ T. Andrew Crockett
T. Andrew Crockett Chief Executive Officer (Principal Executive Officer)

Date: September 14, 2020	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)