Form 10-Q
period 2020-10-31
KalVista Pharmaceuticals, Inc.
filed 2020-12-10
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of December 3, 2020, the registrant had 17,942,166 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	October 31,	April 30,
	2020	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$16,174	$15,789
Marketable securities	39,700	51,925
Research and development tax credit receivable	14,685	16,527
Prepaid expenses and other current assets	1,517	4,455
Total current assets	72,076	88,696
Property and equipment, net	1,889	2,043
Right of use assets	1,305	1,612
Other assets	178	178
Total assets	$75,448	$92,529
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,173	$1,677
Accrued expenses	6,941	5,455
Lease liability - current portion	422	588
Total current liabilities	9,536	7,720
Long-term liabilities:
Lease liability - net of current portion	932	1,057
Total long-term liabilities	932	1,057
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 17,915,515 at October 31, 2020 and 17,845,599 at April 30, 2020	18	18
Additional paid-in capital	209,750	207,208
Accumulated deficit	(142,832)	(121,592)
Accumulated other comprehensive loss	(1,956)	(1,882)
Total stockholders’ equity	64,980	83,752
Total liabilities and stockholders’ equity	$75,448	$92,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Revenue	$—	$3,920	$—	$7,289
Operating expenses:
Research and development	9,148	9,789	20,313	19,476
General and administrative	3,633	3,420	6,912	6,665
Total operating expenses	12,781	13,209	27,225	26,141
Operating loss	(12,781)	(9,289)	(27,225)	(18,852)
Other income:
Interest income	193	505	451	1,095
Foreign currency exchange gain (loss)	(24)	560	414	108
Other income	2,186	2,321	5,119	4,408
Total other income	2,355	3,386	5,984	5,611
Net loss	$(10,426)	$(5,903)	$(21,241)	$(13,241)
Other comprehensive income (loss):
Foreign currency translation adjustments	(127)	495	211	406
Unrealized holding (loss) gain on marketable securities	(164)	28	(169)	56
Reclassification adjustment for realized (gain) on marketable securities included in net loss	(46)	—	(116)	—
Other comprehensive income (loss)	(337)	523	(74)	462
Comprehensive loss	$(10,763)	$(5,380)	$(21,315)	$(12,779)
Net loss per share, basic and diluted	$(0.58)	$(0.33)	$(1.19)	$(0.75)
Weighted average common shares outstanding, basic and diluted	17,907,393	17,823,302	17,877,988	17,656,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Six Months Ended October 31, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2020	17,845,599	$18	$207,208	$(121,592)	$(1,882)	$83,752
Issuance of common stock from exercise of stock options	34,815	—	46	—	—	46
Stock-based compensation expense	—	—	1,188	—	—	1,188
Net loss	—	—	—	(10,814)	—	(10,814)
Foreign currency translation adjustment	—	—	—	—	338	338
Unrealized holding losses from marketable securities	—	—	—	—	(5)	(5)
Reclassification adjustment for realized (gain) on marketable securities included in net loss	—	—	—	—	(70)	(70)
Balance at July 31, 2020	17,880,414	$18	$208,442	$(132,406)	$(1,619)	$74,435
Issuance of common stock from exercise of stock options	35,101	—	60	—	—	60
Stock-based compensation expense	—	—	1,248	—	—	1,248
Net loss	—	—	—	(10,426)	—	(10,426)
Foreign currency translation adjustment	—	—	—	—	(127)	(127)
Unrealized holding losses from marketable securities	—	—	—	—	(164)	(164)
Reclassification adjustment for realized (gain) on marketable securities included in net loss	—	—	—	—	(46)	(46)
Balance at October 31, 2020	17,915,515	$18	$209,750	$(142,832)	$(1,956)	$64,980

	Six Months Ended October 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2019	17,277,750	$17	$191,123	$(92,476)	$(1,926)	$96,738
Issuance of common stock, net of issuance costs	527,221	1	11,421	—	—	11,422
Issuance of common stock from equity incentive plans	10,522	—	32	—	—	32
Stock-based compensation expense	—	—	1,074	—	—	1,074
Net loss	—	—	—	(7,338)	—	(7,338)
Foreign currency translation adjustment	—	—	—	—	(89)	(89)
Unrealized holding gains from marketable securities, net of reclassification for realized gains	—	—	—	—	28	28
Balance at July 31, 2019	17,815,493	$18	$203,650	$(99,814)	$(1,987)	$101,867
Issuance of common stock, net of issuance costs	18,633	—	138	—	—	138
Issuance of common stock from equity incentive plans	—	—	—	—	—	—
Stock-based compensation expense			1,162			1,162
Net loss	—	—	—	(5,903)	—	(5,903)
Foreign currency translation adjustment	—	—	—	—	495	495
Unrealized holding gains from marketable securities, net of reclassification for realized gains	—	—	—	—	28	28
Balance at October 31, 2019	17,834,126	$18	$204,950	$(105,717)	$(1,464)	$97,787

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	October 31,
	2020	2019
Cash flows from operating activities
Net loss	$(21,241)	$(13,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	261	248
Stock-based compensation expense	2,436	2,236
Realized gain from sale of marketable securities	(116)	(129)
Non-cash operating lease expense	17	2
Amortization of premium on marketable securities	137	79
Foreign currency exchange (gain) loss	(168)	(81)
Changes in operating assets and liabilities:
Research and development tax credit receivable	2,322	(577)
Prepaid expenses and other current assets	3,031	785
Accounts payable	446	(558)
Accrued expenses	1,335	(564)
Deferred revenue	—	(7,289)
Net cash used in operating activities	(11,540)	(19,089)
Cash flows from investing activities
Purchases of marketable securities	(19,342)	(42,561)
Sales and maturities of marketable securities	31,261	39,729
Acquisition of property and equipment	(35)	(212)
Net cash provided by (used in) investing activities	11,884	(3,044)
Cash flows from financing activities
Issuance of common stock, net of offering expenses	—	11,422
Issuance of common stock from equity incentive plans	106	170
Finance lease principal payments	—	(54)
Net cash provided by financing activities	106	11,538
Effect of exchange rate changes on cash and cash equivalents	(65)	308
Net increase (decrease) in cash and cash equivalents	385	(10,287)
Cash and cash equivalents at beginning of period	15,789	32,006
Cash and cash equivalents at end of period	$16,174	$21,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	The Company

Company Background

KalVista Pharmaceuticals, Inc. (“KalVista” or the “Company”) is a clinical stage pharmaceutical company focused on the discovery, development and commercialization of small molecule protease inhibitors for diseases with significant unmet need. The Company applies its insights into the chemistry and biology of proteases to develop orally delivered, small molecule inhibitors with high selectivity, potency and bioavailability that it believes will make them successful treatments for disease. The Company has used these capabilities to develop a proprietary portfolio of novel, small molecule plasma kallikrein inhibitors targeting hereditary angioedema (HAE) and diabetic macular edema (DME).

The Company’s headquarters is located in Cambridge, Massachusetts, with research activities located in Porton Down, United Kingdom and Boston, Massachusetts.

COVID-19

As a result of the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”) pandemic, the Company has experienced and may continue to experience, with respect to the Company’s clinical trials, delays in enrollment, site initiation, participant dosing, distribution of clinical trial materials, study monitoring and data analysis, which could materially adversely impact the Company’s business, results of operations and overall financial performance in future periods. Any such delays to the Company’s planned clinical timelines for KVD900 and KVD824 could also impact the use and sufficiency of existing cash reserves, and the Company may be required to raise additional capital earlier than previously planned. The Company may be unable to raise additional capital if and when needed, which may result in further delays or suspension of development plans. The extent to which COVID-19 may impact the Company’s financial condition, results of operations or cash flows is uncertain and will continue to be monitored closely.

Liquidity

The Company has devoted substantially all of its efforts to research and development, including preclinical and clinical trials of its product candidates. The Company has not completed the development of any product candidates. Pharmaceutical drug product candidates, like those being developed by the Company, require approvals from the FDA or foreign regulatory agencies prior to commercial sales. There can be no assurance that any product candidates will receive the necessary approvals and any failure to receive approval or delay in approval may have a material adverse impact on the Company’s business and financial results. The Company has not yet commenced commercial operations. The Company is subject to a number of risks and uncertainties similar to those of other life science companies developing new products, including, among others, the risks related to the necessity to obtain adequate additional financing, to successfully develop product candidates, to obtain regulatory approval of product candidates, to comply with government regulations, to successfully commercialize its potential products, to the protection of proprietary technology and to the dependence on key individuals.

The Company has funded operations primarily through the issuance and sale of capital stock and the option agreement with Merck Sharpe & Dohme Corp. that was entered into in 2017 and expired in February 2020. As of October 31, 2020, the Company had an accumulated deficit of $142.8 million and $55.9 million of cash, cash equivalents and marketable securities. To date, the Company has not generated any product sales revenues and does not have any products that have been approved for commercialization. The Company does not expect to generate significant revenue unless and until it obtains regulatory approval for, and commercializes, one of its current or future product candidates. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to increase as it continues the development of, and seeks regulatory approvals for, product candidates, and begins to commercialize any approved products. The Company is subject to all of the risks inherent in the development of new therapeutic products, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months.

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

Potential dilutive common share equivalents consist of:

	October 31,
	2020	2019
Stock options and awards	3,019,711	2,274,648

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. As a result, there is no difference between the Company’s basic and diluted loss per share for the periods presented.

Fair Value Measurement: The Company classifies fair value measurements using a three level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1, such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. The Company’s estimates of fair values are obtained from independent pricing services which utilize Level 1 and Level 2 inputs.

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of October 31, 2020 and April 30, 2020 (in thousands):

				Balance at
	Level 1	Level 2	Level 3	October 31, 2020
Cash equivalents	$1,257	$—	$—	$1,257
Marketable securities:
Corporate debt securities	—	30,837	—	30,837
U.S. government agency securities	—	8,863	—	8,863
	$1,257	$39,700	$—	$40,957

				Balance at
	Level 1	Level 2	Level 3	April 30, 2020
Cash equivalents	$650	$—	$—	$650
Marketable securities:
Corporate debt securities	—	39,216	—	39,216
U.S. government agency securities	—	12,709	—	12,709
	$650	$51,925	$—	$52,575

3.	Marketable Securities

The objectives of the Company’s investment policy are to ensure the safety and preservation of invested funds, as well as to maintain liquidity sufficient to meet cash flow requirements. The Company invests its excess cash in securities issued by financial institutions, commercial companies, and government agencies that management believes to be of high credit quality in order to limit the amount of its credit exposure. The Company has not realized any net losses from its investments.

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

The following tables summarize marketable securities held at October 31, 2020 and April 30, 2020 (in thousands):

	October 31, 2020
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$30,726	$148	$(37)	$30,837
Obligations of the U.S. Government and its agencies	8,791	72	—	8,863
Total	$39,517	$220	$(37)	$39,700

	April 30, 2020
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$38,922	$295	$(1)	$39,216
Obligations of the U.S. Government and its agencies	12,534	175	—	12,709
Total	$51,456	$470	$(1)	$51,925

The following table summarizes the scheduled maturity for the Company’s marketable securities at October 31, 2020 (in thousands):

October 31, 2020
Maturing in one year or less	$25,192
Maturing after one year through two years	5,817
Maturing after two years	8,691
Total	$39,700

4.	Accrued Expenses

Accrued expenses consisted of the following as of October 31, 2020 and April 30, 2020 (in thousands):

	October 31,	April 30,
	2020	2020
Compensation expense	$2,952	$2,333
Research expense	3,501	2,821
Professional fees	410	173
Other expenses	78	128
	$6,941	$5,455

5.	Commitments and Contingencies

Preclinical Studies and Clinical Trials: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has a contractual obligation related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining commitments, which have cancellation provisions, total $1.8 million at October 31, 2020.

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at October 31, 2020.

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

The Company is also party to several operating leases for office and laboratory space as well as certain lab equipment. Total rent expense was $396,000 and $378,000 for the six months ended October 31, 2020 and 2019, respectively and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of October 31, 2020 (in thousands):

Fiscal Years	Operating Leases
2021	$297
2022	390
2023	245
2024	149
2025	149
Thereafter	459
Total lease payments	1,689
Less: imputed interest	(335)
Total lease liabilities	1,354
Current lease liabilities	422
Long-term lease liabilities	$932

7.	Subsequent Events

On November 20, 2020 the Company entered into an amendment to its lease agreement for its office space in Cambridge, Massachusetts. Under the terms of the amendment, the Company will lease an additional 5,600 square feet for a term of eight years. The average annual rent over the lease term shall be $0.6 million. In addition, the lease term of its existing space in Cambridge will be extended so that it will be coterminous with the add-on space.

The Company has a Sales Agreement with Cantor Fitzgerald & Co. to sell common stock from time to time at current market prices. Subsequent to October 31, 2020, the Company has issued 27,508 shares of common stock for cash proceeds of approximately $0.5 million.

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

Management Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of small molecule protease inhibitors for diseases with significant unmet need. We apply our insights into the chemistry and biology of proteases to develop orally delivered, small molecule inhibitors with high selectivity, potency and bioavailability that we believe will make them successful treatments for disease. We have used these capabilities to develop a proprietary portfolio of novel, small molecule plasma kallikrein inhibitors targeting hereditary angioedema (“HAE”) and diabetic macular edema (“DME”). We also recently announced a novel, oral activated Factor XII (“Factor XIIa”) program, which initially is being advanced to provide a next generation of HAE therapeutics and which also offers the opportunity for expansion into other high unmet need indications in the future.

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

Our most advanced program for HAE is KVD900, which is being developed as a potential oral, on-demand therapy for treatment of HAE attacks. KVD900 is currently in a Phase 2 placebo controlled clinical trial intended to evaluate the efficacy and safety of KVD900 in treating HAE attacks. We have achieved the study goal of completing 50 patients treating two eligible attacks and have finished final patient clinic visits. End of trial activities are underway to prepare the database and enable data analysis. KVD900 has received Fast Track designation from the U.S. Food and Drug Administration. A Pediatric Investigational Plan (“PIP”) has also been approved by the European Medicines Agency (“EMA”) for KVD900.

KVD824 is our oral product candidate being developed for prophylactic treatment of HAE. Our work to optimize the exposure profile of KVD824 has yielded a formulation that maintains the plasma concentrations we believe are required to deliver efficacy that will compete with approved injectable therapies. In this study, twice daily dosing of KVD824 up to 14 days has shown what we believe to be an encouraging safety and tolerability profile. We expect to submit an Investigational New Drug Application for a Phase 2 clinical trial of KVD824 as a potential prophylactic treatment for the prevention of HAE attacks in the first quarter of 2021.

We initially evaluated KVD824 in a three-part first-in-human study in which 84 subjects received at least one dose of KVD824. The study evaluated single doses up to 1,280 mg, multiple doses up to 640 mg, and the effect of food on KVD824 pharmacokinetics. We have also recently completed dosing a study assessing different formulations of KVD824. Six formulations of 600 to 900 mg were initially assessed in 16 healthy subjects in a crossover single dose phase. Selected formulations were then evaluated for 14 days, dosing twice-daily, up to 900 mg per dose in a multiple dose phase. Formulations of both 600 mg and 900 mg KVD824 administered twice-daily maintained concentrations we believe will deliver meaningful clinical efficacy.

To date, a total of 121 subjects have been exposed to treatment with KVD824 as single doses up to 1280 mg and up to 14 days of twice-daily dosing of 600 mg and 900 mg. In the first-in-human study adverse event rates were similar in placebo and active arms, no subjects withdrew from the study and no serious adverse events were reported. While treatment is still blinded in the formulation study, all reported adverse events have been mild and no subjects withdrew from the trial.

The planned Phase 2 clinical trial design and size will be guided by previous pivotal clinical trials of prophylactic treatments of  HAE, considering the established pathway to approval for prophylactic treatment of HAE, and will be conducted in multiple territories including the United States and Europe.

Our recently announced oral Factor XIIa inhibitor program represents what we believe is a major breakthrough in development of a therapeutic against an important target. Factor XIIa is an enzyme that plays a key role in HAE as the most upstream mechanism in the biochemical pathway that initiates HAE attacks. For this reason, we believe that inhibition of Factor XIIa will block the underlying causes of HAE attacks, including the uncontrolled generation of both plasma kallikrein and bradykinin, which cause swelling and pain. Clinical studies of an injectible Factor XIIa-inhibitory antibody have demonstrated efficacy in preventing HAE attacks, and there are no known safety implications of long-term inhibition of this enzyme. We believe that our program has the potential to be the first orally delivered Factor XIIa inhibitor to enter clinical development, initially for HAE and over time for additional indications that are supported by scientific evidence.

Our internal research team has discovered multiple series of low nanomolar potency Factor XIIa inhibitors that we believe are selective and orally bioavailable. We are pursuing comprehensive intellectual property protection for this advanced medicinal chemistry program that is currently in lead optimization. We anticipate conducting IND-enabling studies for potential drug candidates in 2021.

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

The extent of the impact of the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”) on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our preclinical and clinical trials, employee or industry events, effect on our suppliers and manufacturers, and impact on the healthcare systems, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects continue to affect the locations where we, our manufacturers, suppliers or third-party business partners conduct business. Although we have continued our operations and clinical trials to date, we have experienced, and if there are renewed or continued closures of business in the European Union, the United States or the United Kingdom, or other impacted areas, we may continue to experience, further delays in our preclinical studies or planned clinical trials, which could materially adversely impact our business, results of operations and overall financial performance in future periods. In addition, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to continued restrictions on travel and in-person meetings, delays in future site activations and future enrollment of clinical trials, prioritization of hospital resources toward the COVID-19 pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for our product candidates. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. See “Risk Factors” included in our Annual Report on Form 10-K for the year ended April 30, 2020, for further information of the possible impact of the COVID-19 pandemic on our business.

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

We expect to continue to incur substantial expenses related to development activities for the foreseeable future as we conduct clinical development, manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates.

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

Other Income

Other income consists of interest income earned on bank interest and marketable securities, research and development tax credits from the United Kingdom government’s tax incentive programs set up to encourage research and development in the United Kingdom, realized gains from the sale of marketable securities and realized and unrealized exchange rate gains/losses on cash held in foreign currencies and transactions settled in foreign currencies.

Income Taxes

We historically have incurred net losses and had no corporation tax liabilities. We file U.S. Federal tax returns, as well as certain state returns. We also file returns in the United Kingdom. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. Because of the operating losses and the full valuation allowance provided on all deferred tax assets, including the net operating losses, no tax provision has been recognized in the three months ended October 31, 2020.

Results of Operations

Comparison of the three months ended October 31, 2020 and 2019

The following table sets forth the key components of our results of operations for the three months ended October 31, 2020 and 2019 (in thousands):

	Three Months Ended
	October 31,		Increase
	2020	2019	(decrease)

Revenue	$—	$3,920	$(3,920)
Operating expenses
Research and development expenses	9,148	9,789	(641)
General and administrative expenses	3,633	3,420	213
Other income
Interest, exchange rate gain and other income	2,355	3,386	(1,031)

Revenue. No revenue was recognized in the three months ended October 31, 2020 compared to $3.9 million recognized in the same period of the prior fiscal year. The $3.9 million of revenue in the prior year period was attributable to the recognition of the up-front payment over time and the decrease in the current year was due to the expiration of the Merck Option Agreement in February 2020. No future revenue remains under the Merck Option Agreement.

Research and Development Expenses. Research and development expenses decreased $0.6 million in the three months ended October 31, 2020 due to a decrease in spending on KVD001 of $1.3 million, a decrease in spending on KVD900 of $0.2 million and a decrease in spending on preclinical activities of $0.7 million, primarily offset by an increase in spending on KVD824 of $1.6 million compared to the same period in the prior fiscal year. The impact of exchange rates on research and development expenses resulted in a decrease to expenses of $0.4 million in the three months ended October 31, 2020 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	October 31,
	2020	2019
KVD001	$58	$1,385
KVD900	2,757	2,914
KVD824	2,381	818
Preclinical activities	3,952	4,672
Total	$9,148	$9,789

Expenses for the KVD001 program decreased due to the completion of the KVD001 Phase 2 clinical trial. We anticipate that expenses for the KVD001 program will remain at a low rate as we determine next steps for the KVD001 program.

Expenses for the KVD900 program decreased primarily due to a decrease in manufacturing expenses as the ongoing Phase 2 clinical trial approaches completion. However, we anticipate that these expenses will increase above current levels as we complete the Phase 2 trial and continue to prepare for later stage development of KVD900.

Expenses for the KVD824 program increased primarily due to an increase in clinical trial expenses. We anticipate that these expenses will increase above current levels as we conduct further activities to support later stage development of KVD824 and initiate additional clinical trials.

Expenses for preclinical activities decreased primarily due to a decrease in manufacturing expenses. We anticipate that expenses will increase from current levels as we continue to advance our oral Factor XIIa program towards clinical stage.

General and Administrative Expenses. General and administrative expenses increased $0.2 million in the three months ended October 31, 2020 compared to the same period in the prior fiscal year. The increase is primarily due to increases in employee related expenses of $0.3 million and professional fees of $0.3 million, somewhat offset by decreases in commercial development expenses of $0.2 million and travel expenses of $0.1 million. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company.

Other Income. Other income decreased $1.0 million in the three months ended October 31, 2020 due to a decrease of $0.6 million in foreign currency exchange rate gains from transactions denominated in foreign currencies in our U.K. subsidiary, a decrease of $0.3 million in interest income and a decrease of $0.1 million in income from research and development tax credits, as compared to the same period in the prior fiscal year.

Comparison of the six months ended October 31, 2020 and 2019

The following table sets forth the key components of our results of operations for the six months ended October 31, 2020 and 2019 (in thousands):

	Six Months Ended
	October 31,		Increase
	2020	2019	(decrease)

Revenue	$—	$7,289	$(7,289)
Operating expenses
Research and development expenses	20,313	19,476	837
General and administrative expenses	6,912	6,665	247
Other income
Interest, exchange rate gain and other income	5,984	5,611	373

Revenue. No revenue was recognized in the six months ended October 31, 2020 compared to $7.3 million recognized in the same period of the prior fiscal year. The $7.3 million of revenue in the prior year period was attributable to the recognition of the up-front payment over time and the decrease in the current year was due to the expiration of the Merck Option Agreement in February 2020. No future revenue remains under the Merck Option Agreement.

Research and Development Expenses. Research and development expenses increased $0.8 million in the six months ended October 31, 2020 due to an increase in spending on KVD900 of $2.8 million and an increase in spending on KVD824 of $2.3 million, primarily offset by a decrease in spending on KVD001 of $3.1 million and a decrease in spending on preclinical activities of $1.1 million compared to the same period in the prior fiscal year. The impact of exchange rates on research and development expenses resulted in a decrease to expenses of $0.3 million in the six months ended October 31, 2020 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Six Months Ended
	October 31,
	2020	2019
KVD001	$144	$3,268
KVD900	7,209	4,448
KVD824	4,669	2,324
Preclinical activities	8,291	9,436
Total	$20,313	$19,476

Expenses for the KVD001 program decreased primarily due to the completion of the KVD001 Phase 2 clinical trial. We anticipate that expenses for KVD001 will remain at a low rate as we determine next steps for the KVD001 program.

Expenses for the KVD900 program increased primarily due to an increase in manufacturing expenses incurred in preparation for later stage development. We anticipate that these expenses will increase above current levels as we complete the Phase 2 trial and continue to prepare for later stage development of KVD900.

Expenses for the KVD824 program increased primarily due to an increase in manufacturing expenses. We anticipate that these expenses will increase above current levels as we conduct further activities to support later stage development of KVD824 and initiate additional clinical trials.

Expenses for preclinical activities decreased primarily due to a decrease in manufacturing expenses. We anticipate that expenses will increase over current levels as we continue to advance our oral Factor XIIa program towards clinical stage.

General and Administrative Expenses. General and administrative expenses increased $0.2 million in the six months ended October 31, 2020 compared to the same period in the prior fiscal year. The increase is primarily due to increases in employee related expenses of $0.4 million and professional fees of $0.3 million. The increases were offset by decreases in commercial development expenses of $0.3 million and travel and other administrative expenses of $0.2 million. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company.

Other Income. Other income increased $0.4 million in the six months ended October 31, 2020 primarily due to an increase of $0.7 million in income from research and development tax credits and an increase of $0.3 million in foreign currency exchange rate gains from transactions denominated in foreign currencies in our U.K. subsidiary, offset by a decrease of $0.6 million in interest income compared to the same period in the prior fiscal year.

Liquidity and Capital Resources

We have funded operations primarily through the issuance of capital stock and the Merck Option Agreement. We anticipate continuing to fund our operations primarily through the issuance of capital stock, including funds from the sale of our common stock under our Sales Agreement with Cantor Fitzgerald & Co. Our working capital, primarily cash and marketable securities, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued, subject to the potential impact of COVID-19.

Cash Flows

The following table shows a summary of the net cash flow activity for the six months ended October 31, 2020 and 2019 (in thousands):

	Six Months Ended
	October 31,
	2020	2019

Cash flows used in operating activities	$(11,540)	$(19,089)
Cash flows provided by (used in) investing activities	11,884	(3,044)
Cash flows provided by financing activities	106	11,538
Effect of exchange rate changes on cash and cash equivalents	(65)	308
Net increase (decrease) in cash and cash equivalents	$385	$(10,287)

Net cash used in operating activities

Net cash used in operating activities was $11.5 million for the six months ended October 31, 2020 and primarily consisted of a net loss of $21.2 million adjusted for stock-based compensation expense of $2.4 million, and cash flow favorable increases from the research and development tax credit receivable of $2.3 million, prepaid expenses and other current assets of $3.0 million, accrued expenses of $1.3 million and $0.7 million from other changes in net working capital. The cash flows from the research and development tax credit increased due to the timing of the receipt of prior year tax credits offset by new tax credit deferrals compared to the same period in the prior year. Net cash used in operating activities was $19.1 million for the six months ended October 31, 2019 and primarily consisted of a net loss of $13.2 million adjusted for stock-based compensation expense of $2.2 million, an increase in the research and development tax credit receivable of $0.6 million, a decrease in deferred revenue of $7.3 million, and other changes in net working capital.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the six months ended October 31, 2020 was $11.9 million and primarily consisted of the purchases of marketable securities of $19.3 million offset by sales and maturities of marketable securities of $31.3 million, compared to $3.0 million used in investing activities during the same period in the prior year primarily due to purchases of marketable securities of $42.6 million offset by sales and maturities of marketable securities of $39.7 million.

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended October 31, 2020 was $0.1 million and consisted of the issuance of common stock from equity incentive plans, compared to $11.5 million in the same period in the prior year, which primarily consisted of the sale of common stock pursuant to a stock sales agreement.

Operating Capital Requirements

To date, we have not generated any revenues from the sale of products, and we do not have any products that have been approved for commercialization. We do not expect to generate product revenue unless and until we obtain regulatory approval for, and commercialize, one of our current or future product candidates. We anticipate that we will continue to incur losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, product candidates, including KVD900 and KVD824, begin to commercialize any approved products, and further investigate and develop our pipeline, including our oral Factor XIIa program. We are subject to all of the risks inherent in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We currently anticipate that, based upon our operating plans and existing capital resources, we have sufficient funding to operate for at least the next 12 months. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts, including any potential impacts of the COVID-19 pandemic on our clinical product development efforts.

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

Contractual Obligations and Commitments

There were no material changes in our contractual obligations and commitments during the three months ended October 31, 2020 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, filed with the SEC on July 1, 2020. See Note 5 to the unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

At October 31, 2020 we were not a party to any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2020.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, even though most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on the operating effectiveness.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	First Amendment of Lease, dated November 20, 2020, to the Office Lease Agreement by and between the Registrant and 55 Cambridge Parkway, LLC, dated May 19, 2017					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

KALVISTA PHARMACEUTICALS, INC.

Date: December 10, 2020	By:	/s/ T. Andrew Crockett
T. Andrew Crockett Chief Executive Officer (Principal Executive Officer)

Date: December 10, 2020	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)