Form 10-Q
period 2021-01-31
KalVista Pharmaceuticals, Inc.
filed 2021-03-11
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 3, 2021, the registrant had 24,308,191 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	January 31,	April 30,
	2021	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$17,727	$15,789
Marketable securities	32,584	51,925
Research and development tax credit receivable	7,589	16,527
Prepaid expenses and other current assets	4,604	4,455
Total current assets	62,504	88,696
Property and equipment, net	1,868	2,043
Right of use assets	1,653	1,612
Other assets	181	178
Total assets	$66,206	$92,529
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$641	$1,677
Accrued expenses	5,285	5,455
Lease liability - current portion	592	588
Total current liabilities	6,518	7,720
Long-term liabilities:
Lease liability - net of current portion	1,123	1,057
Total long-term liabilities	1,123	1,057
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 18,021,224 at January 31, 2021 and 17,845,599 at April 30, 2020	18	18
Additional paid-in capital	212,694	207,208
Accumulated deficit	(152,880)	(121,592)
Accumulated other comprehensive loss	(1,267)	(1,882)
Total stockholders’ equity	58,565	83,752
Total liabilities and stockholders’ equity	$66,206	$92,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2021	2020	2021	2020
Revenue	$—	$1,577	$—	$8,866
Operating expenses:
Research and development	9,097	11,233	29,409	30,709
General and administrative	3,560	3,068	10,472	9,733
Total operating expenses	12,657	14,301	39,881	40,442
Operating loss	(12,657)	(12,724)	(39,881)	(31,576)
Other income:
Interest income	137	372	589	1,467
Foreign currency exchange gain	301	138	715	245
Other income	2,171	2,923	7,289	7,332
Total other income	2,609	3,433	8,593	9,044
Net loss	$(10,048)	$(9,291)	$(31,288)	$(22,532)
Other comprehensive income (loss):
Foreign currency translation adjustments	813	142	1,024	548
Unrealized holding (loss) gain on marketable securities	(48)	40	(217)	225
Reclassification adjustment for realized (gain) on marketable securities included in net loss	(76)	(100)	(192)	(229)
Other comprehensive income (loss)	689	82	615	544
Comprehensive loss	$(9,359)	$(9,209)	$(30,673)	$(21,988)
Net loss per share, basic and diluted	$(0.56)	$(0.52)	$(1.75)	$(1.27)
Weighted average common shares outstanding, basic and diluted	17,961,802	17,838,872	17,905,926	17,717,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Nine Months Ended January 31, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2020	17,845,599	$18	$207,208	$(121,592)	$(1,882)	$83,752
Issuance of common stock from exercise of stock options	34,815	—	46	—	—	46
Stock-based compensation expense	—	—	1,188	—	—	1,188
Net loss	—	—	—	(10,814)	—	(10,814)
Foreign currency translation adjustment	—	—	—	—	338	338
Unrealized holding losses from marketable securities	—	—	—	—	(5)	(5)
Reclassification adjustment for realized (gain) on marketable securities included in net loss	—	—	—	—	(70)	(70)
Balance at July 31, 2020	17,880,414	$18	$208,442	$(132,406)	$(1,619)	$74,435
Issuance of common stock from exercise of stock options	35,101	—	60	—	—	60
Stock-based compensation expense	—	—	1,248	—	—	1,248
Net loss	—	—	—	(10,426)	—	(10,426)
Foreign currency translation adjustment	—	—	—	—	(127)	(127)
Unrealized holding losses from marketable securities	—	—	—	—	(164)	(164)
Reclassification adjustment for realized (gain) on marketable securities included in net loss	—	—	—	—	(46)	(46)
Balance at October 31, 2020	17,915,515	$18	$209,750	$(142,832)	$(1,956)	$64,980
Issuance of common stock, net of issuance costs of $132	97,332	—	1,648	—	—	1,648
Issuance of common stock from equity incentive plans	8,377	—	55	—	—	55
Stock-based compensation expense	—	—	1,241	—	—	1,241
Net loss	—	—	—	(10,048)	—	(10,048)
Foreign currency translation adjustment	—	—	—	—	813	813
Unrealized holding losses from marketable securities	—	—	—	—	(48)	(48)
Reclassification adjustment for realized (gain) on marketable securities included in net loss	—	—	—	—	(76)	(76)
Balance at January 31, 2021	18,021,224	$18	$212,694	$(152,880)	$(1,267)	$58,565

	Nine Months Ended January 31, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2019	17,277,750	$17	$191,123	$(92,476)	$(1,926)	$96,738
Issuance of common stock, net of issuance costs of $123	527,221	1	11,421	—	—	11,422
Issuance of common stock from equity incentive plans	10,522	—	32	—	—	32
Stock-based compensation expense	—	—	1,074	—	—	1,074
Net loss	—	—	—	(7,338)	—	(7,338)
Foreign currency translation adjustment	—	—	—	—	(89)	(89)
Unrealized holding gains from marketable securities, net of reclassification for realized gains	—	—	—	—	28	28
Balance at July 31, 2019	17,815,493	$18	$203,650	$(99,814)	$(1,987)	$101,867
Issuance of common stock, net of issuance costs	18,633	—	138	—	—	138
Stock-based compensation expense			1,162			1,162
Net loss	—	—	—	(5,903)	—	(5,903)
Foreign currency translation adjustment	—	—	—	—	495	495
Unrealized holding gains from marketable securities, net of reclassification for realized gains	—	—	—	—	28	28
Balance at October 31, 2019	17,834,126	$18	$204,950	$(105,717)	$(1,464)	$97,787
Issuance of common stock, net of issuance costs	11,473	—	47	—	—	47
Stock-based compensation expense			1,122			1,122
Net loss	—	—	—	(9,291)	—	(9,291)
Foreign currency translation adjustment	—	—	—	—	142	142
Unrealized holding gains from available-for-sale securities	—	—	—	—	40	40
Reclassification adjustment for realized (gain) on available-for-sale securities included in net loss	—	—	—	—	(100)	(100)
Balance at January 31, 2020	17,845,599	$18	$206,119	$(115,008)	$(1,382)	$89,747

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	January 31,
	2021	2020
Cash flows from operating activities
Net loss	$(31,288)	$(22,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	397	382
Stock-based compensation expense	3,677	3,358
Realized gain from sale of marketable securities	(192)	(229)
Non-cash operating lease expense	25	2
Amortization of premium on marketable securities	247	136
Foreign currency exchange (gain) loss	(441)	(224)
Changes in operating assets and liabilities:
Research and development tax credit receivable	10,135	(3,405)
Prepaid expenses and other current assets	35	(187)
Accounts payable	(1,182)	133
Accrued expenses	(539)	(766)
Deferred revenue	—	(8,866)
Net cash used in operating activities	(19,126)	(32,198)
Cash flows from investing activities
Purchases of marketable securities	(26,814)	(45,114)
Sales and maturities of marketable securities	45,692	52,052
Acquisition of property and equipment	(49)	(212)
Net cash provided by (used in) investing activities	18,829	6,726
Cash flows from financing activities
Issuance of common stock, net of offering expenses	1,648	11,422
Issuance of common stock from equity incentive plans	161	214
Finance lease principal payments	—	(53)
Net cash provided by financing activities	1,809	11,583
Effect of exchange rate changes on cash and cash equivalents	426	498
Net increase (decrease) in cash and cash equivalents	1,938	(13,391)
Cash and cash equivalents at beginning of period	15,789	32,006
Cash and cash equivalents at end of period	$17,727	$18,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	The Company

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

To date, the Company has not generated any product sales revenues and does not have any products that have been approved for commercialization. The Company does not expect to generate significant revenue unless and until it obtains regulatory approval for, and commercializes, one of its current or future product candidates. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to increase as it continues the development of, and seeks regulatory approvals for, product candidates, and begins to commercialize any approved products. The Company is subject to all of the risks inherent in the development of new therapeutic products, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. In February 2021, the Company completed a public offering of common stock that generated net proceeds of $209.2 million. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months.

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

Potential dilutive common share equivalents consist of:

	January 31,
	2021	2020
Stock options and awards	3,024,255	2,315,677

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

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of January 31, 2021 and April 30, 2020 (in thousands):

				Balance at
	Level 1	Level 2	Level 3	January 31, 2021
Cash equivalents	$436	$—	$—	$436
Marketable securities:
Corporate debt securities	—	30,825	—	30,825
U.S. government agency securities	—	1,759	—	1,759
	$436	$32,584	$—	$33,020

				Balance at
	Level 1	Level 2	Level 3	April 30, 2020
Cash equivalents	$650	$—	$—	$650
Marketable securities:
Corporate debt securities	—	39,216	—	39,216
U.S. government agency securities	—	12,709	—	12,709
	$650	$51,925	$—	$52,575

3.	Marketable Securities

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

The following tables summarize marketable securities held at January 31, 2021 and April 30, 2020 (in thousands):

	January 31, 2021
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$30,813	$72	$(60)	$30,825
Obligations of the U.S. Government and its agencies	1,748	11	—	1,759
Total	$32,561	$83	$(60)	$32,584

	April 30, 2020
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$38,922	$295	$(1)	$39,216
Obligations of the U.S. Government and its agencies	12,534	175	—	12,709
Total	$51,456	$470	$(1)	$51,925

The following table summarizes the scheduled maturity for the Company’s marketable securities at January 31, 2021 (in thousands):

January 31, 2021
Maturing in one year or less	$17,332
Maturing after one year through two years	9,045
Maturing after two years	6,207
Total	$32,584

4.	Accrued Expenses

Accrued expenses consisted of the following as of January 31, 2021 and April 30, 2020 (in thousands):

	January 31,	April 30,
	2021	2020
Compensation expense	$2,238	$2,333
Research expense	2,672	2,821
Professional fees	251	173
Other expenses	124	128
	$5,285	$5,455

5.	Commitments and Contingencies

Preclinical Studies and Clinical Trials: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has a contractual obligation related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining commitments, which have cancellation provisions, total $1.0 million at January 31, 2021.

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at January 31, 2021.

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

The Company has a lease agreement for approximately 8,300 square feet of space for its headquarters located in Cambridge, Massachusetts that runs through September 2028.

The Company has lease agreements for approximately 13,400 square feet of office and research laboratory space located in Porton Down, United Kingdom that run through April 2023, with an option to extend through April 2028.

The Company is also party to several operating leases for office and laboratory space as well as certain lab equipment. Total rent expense was $606,000 and $539,000 for the nine months ended January 31, 2021 and 2020, respectively and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of January 31, 2021 (in thousands):

Fiscal Years	Operating Leases
2021	$193
2022	658
2023	419
2024	156
2025	156
Thereafter	482
Total lease payments	2,064
Less: imputed interest	(349)
Total lease liabilities	1,715
Current lease liabilities	592
Long-term lease liabilities	$1,123

7.	Subsequent Events

On February 16, 2021, the Company completed a public offering of 6,181,250 shares of its common stock at a price of $36.00 per share in a public offering, including the underwriters’ full exercise of their option to purchase 806,250 additional shares of common stock. The total net proceeds to the Company were $209.2 million, after deducting underwriting discounts, commissions, and other offering expenses payable by the Company.

usserItem 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of small molecule protease inhibitors for diseases with significant unmet need. We apply our insights into the chemistry and biology of proteases to develop orally delivered, small molecule inhibitors with high selectivity, potency and bioavailability that we believe will make them successful treatments for disease. We have used these capabilities to develop a proprietary portfolio of novel, small molecule plasma kallikrein inhibitors targeting hereditary angioedema (“HAE”) and diabetic macular edema (“DME”). In late 2020, we also announced a novel, oral activated Factor XII (“Factor XIIa”) program, which initially is being advanced to provide a next generation of HAE therapeutics and which also offers the opportunity for expansion into other high unmet need indications in the future.

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

Our most advanced program for HAE is KVD900, which is being developed as a potential oral, on-demand therapy for treatment of HAE attacks. In February 2021, we announced data from a Phase 2 placebo-controlled clinical trial intended to evaluate the efficacy and safety of KVD900 in treating HAE attacks. KVD900-201 was a double blind, placebo-controlled, crossover trial investigating the safety and efficacy of a single dose of 600mg KVD900 as an on-demand treatment for HAE attacks in patients with Type 1 or Type 2 HAE. Following an open label phase, in which pharmacokinetic samples were collected over four hours, all patients progressed into the randomized phase of the trial. In this “at home” part of the trial, patients treated two attacks, one with 600mg KVD900 and one with placebo in a randomized sequence. Patients administered treatment for each attack within one hour of attack onset, following confirmation with their physician, and then recorded symptoms and, if needed, the time to use of rescue (the patient’s conventional attack treatment). The time to rescue treatment within 12 hours was the primary outcome of the trial. Secondary outcomes included assessment of attack severity using categorical (PGI-S) and visual analogue scale (VAS) measures and the patient’s global impression of change (PGI-C).

The trial planned to complete at least 50 patients, and enrolled 68 patients of which 53 completed the trial by treating two attacks. One patient withdrew consent and 14 patients were discontinued due to completion of the trial. No patients withdrew due to adverse events.

The trial met its primary endpoint comparing the time to use of conventional attack treatment within 12 hours on KVD900 versus placebo (p=0.001) with rates of use at 12 hours of 15.1% following treatment with KVD900 versus 30.2% after placebo. The trial also met all secondary endpoints: reduced worsening of attacks (p<0.0001; PGI-S or use of rescue) and reduced time to onset of symptom relief measured using both PGI-C (p<0.0001) and VAS (p<0.0001). The trial included 126 administrations of KVD900 and 55 of placebo. During the uncontrolled, open label phase, 5 of 68 patients dosed reported 8 adverse events suspected to be related to treatment. During the randomized, placebo-controlled phase, 5 patients reported adverse events suspected to be treatment-related (3 of 58 dosed with KVD900 and 2 of 55 dosed with placebo). We now intend to meet with regulatory agencies to confirm our plans for the Phase 3 clinical trial design. KVD900 has received Fast Track designation from the U.S. Food and Drug Administration. A Pediatric Investigational Plan (“PIP”) has also been approved by the European Medicines Agency (“EMA”) for KVD900.

KVD824 is our oral product candidate being developed for prophylactic treatment of HAE. Our work to optimize the exposure profile of KVD824 has yielded a formulation that maintains the plasma concentrations we believe are required to deliver efficacy that will compete with approved injectable therapies. Twice-daily dosing of this formulation of KVD824 up to 14 days has shown what we believe to be an encouraging safety and tolerability profile.

We initially evaluated KVD824 in a three-part first-in-human study in which 84 healthy male, adult subjects received at least one dose of KVD824. The study evaluated single doses up to 1,280 mg, multiple doses up to 640 mg, and the effect of food on KVD824 pharmacokinetics. We have also completed a study in healthy adult subjects assessing different formulations of KVD824. Formulations of both 600 mg and 900 mg KVD824 administered twice-daily maintained concentrations we believe will deliver meaningful clinical efficacy.

To date, a total of 121 subjects have been exposed to treatment with KVD824 as single doses up to 1,280 mg and up to 14 days of twice-daily dosing of 600 mg and 900 mg. In the first-in-human study adverse event rates were similar in placebo and active arms, no subjects withdrew from the study and no serious adverse events were reported. All reported adverse events have been mild and no subjects withdrew from the trial.

We recently submitted an Investigational New Drug Application for KVD824 as a potential oral prophylactic treatment for the prevention of HAE attacks and plan to intiate a Phase 2 clinical trial in the second quarter of 2021. This planned Phase 2 clinical trial design and size for KVD824 will be guided by previous pivotal clinical trials of prophylactic treatments of  HAE, considering the established pathway to approval for prophylactic treatment of HAE, and will be conducted in multiple territories including the United States and Europe.

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

In February 2021, we completed a public offering of our common stock and issued 6,181,250 shares at a price of $36.00 per share (“the Offering”), including the underwriters’ full exercise of their option to purchase 806,250 additional shares of common stock. The total net proceeds to us were $209.2 million, after deducting underwriting discounts, commissions, and other offering expenses.

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

Income Taxes

We historically have incurred net losses and had no corporation tax liabilities. We file U.S. Federal tax returns, as well as certain state returns. We also file returns in the United Kingdom. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. Because of the operating losses and the full valuation allowance provided on all deferred tax assets, including the net operating losses, no tax provision has been recognized in the nine months ended January 31, 2021.

Results of Operations

Comparison of the three months ended January 31, 2021 and 2020

The following table sets forth the key components of our results of operations for the three months ended January 31, 2021 and 2020 (in thousands):

	Three Months Ended
	January 31,		Increase
	2021	2020	(decrease)

Revenue	$—	$1,577	$(1,577)
Operating expenses
Research and development expenses	9,097	11,233	(2,136)
General and administrative expenses	3,560	3,068	492
Other income
Interest, exchange rate gain and other income	2,609	3,433	(824)

Revenue. No revenue was recognized in the three months ended January 31, 2021 compared to $1.6 million recognized in the same period of the prior fiscal year. The $1.6 million of revenue in the prior year period was attributable to the recognition of the up-front payment over time and the decrease in the current year was due to the expiration of the Merck Option Agreement in February 2020. No future revenue remains under the Merck Option Agreement.

Research and Development Expenses. Research and development expenses decreased $2.1 million in the three months ended January 31, 2021 due to a decrease in spending on KVD001 of $1.9 million, a decrease in spending on KVD900 of $0.5 million and a decrease in spending on preclinical activities of $0.6 million, primarily offset by an increase in spending on KVD824 of $0.8 million compared to the same period in the prior fiscal year. The impact of exchange rates on research and development expenses resulted in an increase to expenses of $0.2 million in the three months ended January 31, 2021 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	January 31,
	2021	2020
KVD001	$78	$1,942
KVD900	2,736	3,187
KVD824	1,925	1,155
Preclinical activities	4,358	4,949
Total	$9,097	$11,233

Expenses for the KVD001 program decreased due to the completion of the KVD001 Phase 2 clinical trial. We anticipate that expenses for the KVD001 program will remain at a low rate as we determine next steps for the KVD001 program.

Expenses for the KVD900 program decreased primarily due to a decrease in manufacturing expenses as the Phase 2 clinical trial was completed in December 2020. However, we anticipate that these expenses will increase above current levels as we initiate the Phase 3 clinical trial for KVD900.

Expenses for the KVD824 program increased primarily due to an increase in clinical trial expenses. We anticipate that these expenses will increase above current levels as we initiate the Phase 2 clinical trial for KVD824.

Expenses for preclinical activities decreased primarily due to a decrease in manufacturing expenses. We anticipate that expenses will increase from current levels as we continue to advance our oral Factor XIIa program towards the clinical stage of development.

General and Administrative Expenses. General and administrative expenses increased $0.5 million in the three months ended January 31, 2021 compared to the same period in the prior fiscal year. The increase is primarily due to increases in employee related expenses of $0.2 million, commercial development expenses of $0.2 million, and professional fees of $0.1 million.We anticipate that expenses will continue to increase as we expand to support the growth of the Company.

Other Income. Other income decreased $0.8 million in the three months ended January 31, 2021 due to a decrease of $0.7 million in income from research and development tax credits, a decrease of $0.2 million in interest income, and an increase of $0.2 million in foreign currency exchange rate gains from transactions denominated in foreign currencies in our U.K. subsidiary, as compared to the same period in the prior fiscal year.

Comparison of the nine months ended January 31, 2021 and 2020

The following table sets forth the key components of our results of operations for the nine months ended January 31, 2021 and 2020 (in thousands):

	Nine Months Ended
	January 31,		Increase
	2021	2020	(decrease)

Revenue	$—	$8,866	$(8,866)
Operating expenses
Research and development expenses	29,409	30,709	(1,300)
General and administrative expenses	10,472	9,733	739
Other income
Interest, exchange rate gain and other income	8,594	9,044	(450)

Revenue. No revenue was recognized in the nine months ended January 31, 2021 compared to $8.9 million recognized in the same period of the prior fiscal year. The $8.9 million of revenue in the prior year period was attributable to the recognition of the up-front payment over time and the decrease in the current year was due to the expiration of the Merck Option Agreement in February 2020. No future revenue remains under the Merck Option Agreement.

Research and Development Expenses. Research and development expenses decreased $1.3 million in the nine months ended January 31, 2021 due to a decrease in spending on KVD001 of $5.0 million and a decrease in spending on preclinical activities of $1.7 million, primarily offset by an increase in spending on KVD900 of $2.3 million and an increase in spending on KVD824 of $3.1 million compared to the same period in the prior fiscal year. The impact of exchange rates on research and development expenses resulted in an increase to expenses of $0.4 million in the nine months ended January 31, 2021 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Nine Months Ended
	January 31,
	2021	2020
KVD001	$222	$5,210
KVD900	9,944	7,635
KVD824	6,594	3,479
Preclinical activities	12,649	14,385
Total	$29,409	$30,709

Expenses for the KVD001 program decreased primarily due to the completion of the KVD001 Phase 2 clinical trial. We anticipate that expenses for KVD001 will remain at a low rate as we determine next steps for the KVD001 program.

Expenses for the KVD900 program increased primarily due to an increase in manufacturing expenses incurred in preparation for later stage development. We anticipate that these expenses will increase above current levels as we initiate the Phase 3 clinical trial for KVD900.

Expenses for the KVD824 program increased primarily due to an increase in manufacturing expenses. We anticipate that these expenses will increase above current levels as we initiate the Phase 2 clinical trial for KVD824

Expenses for preclinical activities decreased primarily due to a decrease in manufacturing expenses. We anticipate that expenses will increase over current levels as we continue to advance our oral Factor XIIa program towards clinical stage.

General and Administrative Expenses. General and administrative expenses increased $0.7 million in the nine months ended January 31, 2021 compared to the same period in the prior fiscal year. The increase is primarily due to increases in employee related expenses of $0.6 million, professional fees of $0.3 million, and insurance costs of $0.2 million. The increases were offset by decreases in travel and other administrative expenses of $0.3 million, and commercial development expenses of $0.1 million. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company.

Other Income. Other income decreased $0.5 million in the nine months ended January 31, 2021 primarily due to a decrease of $0.9 million in interest income, offset by an increase of $0.5 million in foreign currency exchange rate gains from transactions denominated in foreign currencies in our U.K. subsidiary compared to the same period in the prior fiscal year.

Liquidity and Capital Resources

We have funded operations primarily through the issuance of capital stock, including from the Offering in February 2021. Our working capital, primarily cash and marketable securities, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued, subject to the potential impact of COVID-19.

Cash Flows

The following table shows a summary of the net cash flow activity for the nine months ended January 31, 2021 and 2020 (in thousands):

	Nine Months Ended
	January 31,
	2021	2020

Cash flows used in operating activities	$(19,126)	$(32,198)
Cash flows provided by investing activities	18,829	6,726
Cash flows provided by financing activities	1,809	11,583
Effect of exchange rate changes on cash and cash equivalents	426	498
Net increase (decrease) in cash and cash equivalents	$1,938	$(13,391)

Net cash used in operating activities

Net cash used in operating activities was $19.1 million for the nine months ended January 31, 2021 and primarily consisted of a net loss of $31.3 million adjusted for stock-based compensation expense of $3.7 million, and cash flow favorable increases from the research and development tax credit receivable of $10.1 million. The cash flows from the research and development tax credit increased due to the timing of the receipt of prior year tax credits offset by new tax credit deferrals compared to the same period in the prior year. Net cash used in operating activities was $32.2 million for the nine months ended January 31, 2020 and primarily consisted of a net loss of $22.5 million adjusted for stock-based compensation expense of $3.4 million, a decrease in the research and development tax credit receivable of $3.4 million, a decrease in deferred revenue of $8.9 million, and other changes in net working capital.

Net cash provided by investing activities

Net cash provided by investing activities for the nine months ended January 31, 2021 was $18.8 million and primarily consisted of the purchases of marketable securities of $26.8 million offset by sales and maturities of marketable securities of $45.7 million, compared to $6.7 million provided by investing activities during the same period in the prior year primarily due to purchases of marketable securities of $45.1 million offset by sales and maturities of marketable securities of $52.1 million.

Net cash provided by financing activities

Net cash provided by financing activities during the nine months ended January 31, 2021 was $1.8 million and primarily consisted of the sale of common stock pursuant to an existing at-the-market sales agreement, compared to $11.6 million in the same period in the prior year, which primarily consisted of the sale of common stock pursuant to the same agreement. We terminated the at-the-market sales agreement in connection with the Offering in February 2021, and no further sales will occur under the agreement.

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

Contractual Obligations and Commitments

There were no material changes in our contractual obligations and commitments during the three months ended January 31, 2021 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, filed with the SEC on July 1, 2020. See Note 5 to the unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

At January 31, 2021 we were not a party to any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2021.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, even though most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on the operating effectiveness.

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

KALVISTA PHARMACEUTICALS, INC.

Date: March 11, 2021	By:	/s/ T. Andrew Crockett
T. Andrew Crockett Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2021	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)