Form 10-K
period 2021-04-30
KalVista Pharmaceuticals, Inc.
filed 2021-07-13
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2021

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

The aggregate market value of common stock held by non-affiliates of the registrant calculated based on the closing price of $17.21 of the registrant’s common stock as reported on The NASDAQ Global Market on October 31, 2020, the last business day of the registrant’s most recently completed second quarter, was $282,204,641.

The number of shares of Registrant’s Common Stock outstanding as of July 2, 2021 was 24,436,492.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in responses to Part III of Form 10-K is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2021. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended April 30, 2021.

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

Item 1. Business.

Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of small molecule protease inhibitors for diseases with significant unmet need. We apply our insights into the chemistry and biology of proteases to develop orally delivered, small molecule inhibitors with high selectivity, potency and bioavailability that we believe will make them successful treatments for diseases. We have used these capabilities to develop a proprietary portfolio of novel, small molecule plasma kallikrein inhibitors targeting hereditary angioedema (“HAE”) and diabetic macular edema (“DME”). In late 2020, we also announced a novel, oral Factor XIIa (“Factor XIIa”) inhibitor program, which initially is being advanced to provide a next generation of HAE therapeutics and which also offers the opportunity for expansion into other high unmet need indications in the future.

Our primary focus is currently on developing oral plasma kallikrein inhibitors for HAE, for which we have two drug program candidates in clinical trials. HAE is a rare and potentially life-threatening condition with symptoms that include episodes of debilitating and often painful swelling in the skin, gastrointestinal tract or airways. Despite having multiple therapies approved, we believe HAE patients are in need of alternatives that better meet their objectives for quality of life and ease of disease control. Other than one therapy recently approved for prophylaxis, currently marketed therapies are all administered by injection, which patients can find challenging despite their efficacy because they can be painful, time consuming to deliver and difficult to store. We anticipate that there will be strong interest in safe and effective, orally delivered, small molecule treatments, and our strategy is to develop oral drug candidates for both on-demand and prophylactic use with the goal of providing patients with a complete set of oral options to treat their disease.

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

We have advanced our candidate KVD900 into later stage clinical development as a potential oral, on-demand therapy for HAE attacks. In February 2021 we announced data from a Phase 2 efficacy trial in which KVD900 demonstrated statistically and clinically significant responses across all primary and secondary endpoints. KVD900-201 was a double blind, placebo-controlled, crossover trial investigating the safety and efficacy of a single dose of 600 mg KVD900 as an on-demand treatment for HAE attacks in patients with Type 1 or Type 2 HAE. Following an open label phase, in which pharmacokinetic samples were collected over four hours, all patients progressed into the randomized phase of the trial. In this “at home” part of the trial, patients treated two attacks, one with 600 mg KVD900 and one with placebo in a randomized sequence. Patients administered treatment for each attack within one hour of attack onset, following confirmation with their physician, and then recorded symptoms and, if needed, the time to use of rescue (the patient’s conventional attack treatment). The time to use of rescue treatment within 12 hours was the primary outcome of the trial. Secondary outcomes included assessment of attack severity using categorical (“PGI-S”) and visual analogue scale (“VAS”) measures and the patient’s global impression of change (“PGI-C”).

The trial planned to complete at least 50 patients and enrolled 68 patients of which 53 completed the trial by treating two attacks. One patient withdrew consent and 14 patients were discontinued due to completion of the trial. No patients withdrew due to adverse events.

The trial met its primary endpoint comparing the time to use of rescue treatment within 12 hours on KVD900 versus placebo (p=0.001) with rates of use at 12 hours of 15.1% following treatment with KVD900 versus 30.2% after placebo. The trial also met all secondary endpoints: reduced worsening of attacks (p<0.0001; based on PGI-S or use of rescue) and reduced time to onset of symptom relief measured using both PGI-C (p<0.0001) and VAS (p<0.0001). The trial included 126 administrations of KVD900 and 55 of placebo. During the uncontrolled, open label phase, 5 of 68 patients dosed reported 8 adverse events suspected to be related to treatment. During the randomized, placebo-controlled phase, 5 patients reported adverse events suspected to be treatment-related (3 of 58 dosed with KVD900 and 2 of 55 dosed with placebo). We have scheduled an end-of-phase 2 meeting with the FDA to confirm our plans for the Phase 3 program, following which we are prepared to commence the trial rapidly in the US. We also intend for this trial to be conducted in a number of other countries, with commencement in those locations to follow approval by their respective regulatory authorities. KVD900 has received Fast Track designation from the FDA. A Pediatric Investigational Plan (“PIP”) has also been approved by the European Medicines Agency (“EMA”) for KVD900.

KVD824 is our oral product candidate being developed for potential prophylactic treatment of HAE. Our work to optimize the exposure profile of KVD824 has yielded a formulation that maintains the plasma concentrations we believe are required to deliver efficacy that will compete with approved injectable therapies. Twice-daily dosing of this formulation of KVD824 up to 14 days has shown what we believe to be an encouraging safety and tolerability profile.

In April 2021 we announced that the FDA has placed a clinical hold our Investigational New Drug Application (“IND”) for a Phase 2 clinical trial of KVD824. The FDA letter request further information and analysis related to certain preclinical studies of KVD824 submitted to support the planned Phase 2 trial. Refinements were also proposed to the intended KVD824 Phase 2 study protocol. No new studies were requested nor was it suggested that new data be generated to initiate the Phase 2 trial. We are currently working to provide the additional information and analysis requested by the FDA while also progressing regulatory filings for other countries where we also plan to initiate sites for the Phase 2. We currently intend to submit our response to the FDA in the third calendar quarter of 2021.

We initially evaluated KVD824 in a three-part first-in-human study in which 84 healthy male, adult subjects received at least one dose of KVD824. The study evaluated single doses up to 1,280 mg, multiple doses up to 640 mg, and the effect of food on KVD824 pharmacokinetics. We have also completed a study in healthy adult subjects assessing different formulations of KVD824 and believe that twice-daily dosing maintains concentrations sufficient to deliver meaningful clinical efficacy.

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

Our oral Factor XIIa inhibitor program represents what we believe is a major breakthrough in development of a therapeutic against an important target. Factor XIIa is an enzyme that plays a key role in HAE as the most upstream mechanism in the biochemical pathway that initiates HAE attacks. For this reason, we believe that inhibition of Factor XIIa will block the underlying causes of HAE attacks, including the uncontrolled generation of both plasma kallikrein and bradykinin, which cause swelling and pain. Clinical studies of an injectable Factor XIIa-inhibitory antibody have demonstrated a high degree of efficacy in preventing HAE attacks, and there are no known safety implications of long-term inhibition of this enzyme. We believe that our program has the potential to be the first orally delivered Factor XIIa inhibitor to enter clinical development, initially for HAE and over time for additional indications that are supported by scientific evidence.

Our internal research team has discovered multiple series of low nanomolar potency Factor XIIa inhibitors that are both selective and orally bioavailable. We are pursuing comprehensive intellectual property protection for this advanced medicinal chemistry program that is currently in lead optimization. We anticipate initiating IND-enabling studies for potential drug candidates in 2021.

The second indication we are pursuing is DME. DME is the leading cause of moderate vision loss in most developed countries and diabetes, the underlying cause of DME, is the leading cause of blindness among American adults according to the Center for Disease Control and Prevention. Our DME program to date has been focused on the development of an intravitreally administered small molecule plasma kallikrein inhibitor, KVD001, which completed a Phase 2 trial. We believe intravitreal plasma kallikrein inhibitors may be an effective alternative therapy to vascular endothelial growth factor (“VEGF”) inhibitors and further improve visual acuity and decrease macular thickening. We also intend to develop oral therapies for DME, which we believe would represent a substantial enhancement to the therapeutic options with this disease. We are currently evaluating our development strategy in this indication and expect to provide further updates when appropriate.

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

•

Develop multiple HAE product candidates to provide a full set of therapeutic options for patients. We intend to develop best-in-class oral therapies for HAE and, to accomplish that goal, we plan to develop drug candidates for both on-demand and prophylactic use to provide patients with a complete set of oral options to treat their disease. Our most advanced program for HAE is KVD900, which is being developed as a potential oral, on-demand therapy for treatment of HAE attacks. In February 2021 we announced data from a Phase 2 efficacy trial in which KVD900 demonstrated statistically and clinically significant responses across all primary and secondary endpoints, and we are currently preparing for an FDA meeting following which we intend to commence a Phase 3 trial. KVD824 is our next oral candidate to be developed as a potential oral prophylactic treatment for HAE. In April 2021 we announced that the FDA placed a clinical hold on our IND for a Phase 2 clinical trial of KVD824. We are currently working to provide the additional information and analysis requested by the FDA and intend to commence the planned Phase 2 study once such clearance is provided. With our recently announced Factor XIIa inhibitor program, we believe we may be able to offer patients a next generation of HAE therapies that may further enhance their options.

•

Continue to advance our DME programs, including developing an oral therapy. KVD001, our first product candidate to treat DME, completed a Phase 2 clinical trial in 2019. We also intend to develop an oral therapy for this indication, which we believe could dramatically improve the standard of care for patients, since all current therapies are delivered by injection into the eye.

•

Grow our capabilities internally as well as through strategic partnerships. We intend to retain ownership and control of our pipeline programs to key milestones and in certain markets. For certain indications, such as HAE, that can be addressed by a focused organization, we intend to keep all program rights and develop internal sales and marketing capabilities. For programs that address larger markets or require greater infrastructure or resources, we may seek a partner that can provide those capabilities. Decisions on whether, and when, to engage in partnerships or collaborations will be based upon our evaluations of the relative risks and rewards of those collaborations at each point in the development cycle.

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

HAE is an autosomal dominant disease, meaning that a defect in only one copy of the gene leads to symptoms and that it occurs at similar rates in both males and females. The most common cause of HAE is a defect or mutation in the gene responsible for the production of C1-INH. While HAE most often results from the inheritance of a defective gene from a parent, it is estimated that up to 25% of cases also arise from spontaneous mutations. Patients with C1-INH-related disease are classified as Type 1 or Type 2; Type 1 is the most common form and results in low levels of circulating C1-INH and Type 2 results in production of a low function protein. An additional form of HAE, sometimes called normal C1-INH HAE, can occur in patients with normal levels of C1-INH for a variety of reasons including mutations in genes for Factor 12, plasminogen or angiopoetin. Moreover, bradykinin-induced acute attacks of angioedema can occur idiopathically in individuals for which a hereditary cause has not yet been identified. Excessive formation of bradykinin can also be caused by increased circulation of estrogens, reduced elimination of bradykinin, or through use of drugs such as ACE inhibitors.

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

Current Treatments and Market Opportunities

There are a number of marketed and development stage therapeutics for HAE which provide evidence that inhibition of plasma kallikrein activity will give therapeutic benefit in HAE. Takyzyro® is a monoclonal antibody against plasma kallikrein indicated for prophylaxis to prevent attacks of HAE. The prescribing information recommends subcutaneous administration every two weeks, though dosing at more extended intervals may be considered in some patients. Ecallantide (Kalbitor®) is a small protein inhibitor of plasma kallikrein that is approved for treatment of acute attacks of HAE. While effective, ecallantide has been associated with cases of anaphylaxis and its approval by the FDA includes a black box warning limiting its administration to healthcare professionals. Other therapies provide C1-INH replacement to control plasma kallikrein levels. Marketed C1-INH replacement therapies include Cinryze® and Haegarda® for prophylaxis, and Berinert® for treatment of acute attacks, all of which are purified from human plasma, and Ruconest® which is a recombinant product also for treatment of acute attacks. Icatibant (Firazyr®) is a synthetic peptide-based antagonist that blocks the activity of bradykinin and is indicated for treatment of acute attacks. All of these products are administered by injection, which is typically less convenient for patients and has the potential to reduce compliance. Berotralstat (ORLADEYOTM) is a newly approved oral prophylactic treatment which in clinical trials had inferior efficacy when compared to injectables. As a result of the lifelong nature of HAE and the challenges related to taking many of the injected therapies, patient surveys consistently indicate an overwhelming desire of patients for an oral therapy. We believe that a safe and effective oral agent has the potential to transform treatment for this disease. We also believe that opportunities exist for both acute and prophylactic treatments, and we intend to develop drug candidates for both on-demand and prophylactic use, with the goal of providing patients with a complete set of oral options to treat their disease.

We believe a further future market opportunity may exist in treatment of normal C1-INH HAE. Estimates of the size of this patient population vary widely, but we believe that the nature of normal C1-INH HAE disease may make prophylaxis less attractive for these patients than a safe and rapidly effective on-demand plasma kallikrein inhibitor therapy.

Our Portfolio of HAE Programs

Our strategy is to evaluate and develop multiple oral molecules in pursuit of best-in-class therapies for HAE patients, with an initial focus on treatment of Type 1 and Type 2 HAE. The first of these product candidates being evaluated in later stage clinical trials is KVD900. A positive Phase 2 clinical trial for KVD900 as a potential on-demand treatment for HAE attacks was completed in February 2021. Our second oral treatment in development for potential prophylactic treatment for HAE is KVD824.

KVD900

The first clinical study of KVD900 was a multi-part trial consisting of a single ascending dose phase, a formulation cross-over phase, and investigation of food effect in 84 healthy, male volunteers. Doses up to 600 mg were tested in this study using both capsule and tablet formulation, with the tablet as the intended formulation for future development. Data from the single ascending dose phase of the study showed that KVD900 tablets were rapidly absorbed into the bloodstream and achieved blood levels that we believe are sufficient for efficacy within as little as 10 minutes at the higher dose levels, and essentially complete inhibition of plasma kallikrein was observed within 30 minutes. Food effect studies showed little impact of fed state on the pharmacodynamic profile of KVD900 tablets, delivering 95% inhibition within 30 minutes. There were no severe adverse events (“SAE”) reported and single doses of KVD900 up to 600 mg were generally well-tolerated in this study.

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

In 2020 we completed a multiple dose study of KVD900 that was designed to explore the safety and pharmacokinetics of repeat dosing over differing timeframes. A total of 42 healthy male and female subjects were included in the study, consisting of 30 active and 12 placebo. Study subjects received a total dose of 1800 mg KVD900 given as 3x600 mg doses at intervals of 8 hours (6 active, 2 placebo), 4 hours (6 active, 2 placebo) or 2 hours (18 active and 8 placebo).

The study showed that dosing every two hours achieved maximum concentrations of KVD900 approximately three times the maximum concentration of a single 600 mg dose. All reported AEs were mild and resolved without intervention. The incidence of adverse events was similar between KVD900-treated and placebo-treated cohorts. The protocol also included continuous cardiac monitoring of subjects. There was no clinically significant effect of KVD900 treatment on any electrocardiogram parameters.

In February 2021 we announced data from a Phase 2 efficacy trial in which KVD900 demonstrated statistical and clinically significant responses across all primary and secondary endpoints. KVD900-201 was a double blind, placebo-controlled, crossover trial investigating the safety and efficacy of a single dose of 600 mg KVD900 as an on-demand treatment for HAE attacks in patients with Type 1 or Type 2 HAE. Following an open label phase, in which pharmacokinetic samples were collected over four hours, all patients progressed into the randomized phase of the trial. In this “at home” part of the trial, patients treated two attacks, one with 600 mg KVD900 and one with placebo in a randomized sequence. Patients administered treatment for each attack within one hour of attack onset, following confirmation with their physician, and then recorded symptoms and, if needed, the time to use of rescue (the patient’s conventional attack treatment). The time to rescue treatment within 12 hours was the primary outcome of the trial. Secondary outcomes included assessment of attack severity using categorical (PGI-S) and visual analogue scale (VAS) measures and the patient’s global impression of change (PGI-C).

The trial planned to complete at least 50 patients and enrolled 68 patients of which 53 completed the trial by treating two attacks. One patient withdrew consent and 14 patients were discontinued due to completion of the trial. No patients withdrew due to adverse events.

The trial met its primary endpoint comparing the time to use of rescue treatment within 12 hours on KVD900 versus placebo (p=0.001) with rates of use at 12 hours of 15.1% following treatment with KVD900 versus 30.2% after placebo. The trial also met all secondary endpoints: reduced worsening of attacks (p<0.0001; PGI-S or use of rescue) and reduced time to onset of symptom relief measured using both PGI-C (p<0.0001) and VAS (p<0.0001). The trial included 126 administrations of KVD900 and 55 of placebo. During the uncontrolled, open label phase, 5 of 68 patients dosed reported 8 adverse events suspected to be related to treatment. During the randomized, placebo-controlled phase, 5 patients reported adverse events suspected to be treatment-related (3 of 58 dosed with KVD900 and 2 of 55 dosed with placebo). We have scheduled an end-of-phase 2 meeting with the U.S. Food and Drug Administration (“FDA”) to confirm our plans for the Phase 3 program, following which we are prepared to commence the trial rapidly in the US. We also intend for this trial to be conducted in a number of other countries, with commencement in those locations to follow approval by their respective regulatory authorities. KVD900 has received Fast Track designation from the FDA. A Pediatric Investigational Plan (“PIP”) has also been approved by the European Medicines Agency (“EMA”) for KVD900.

KVD824

KVD824 is our oral product candidate which is being developed for potential prophylactic treatment of HAE. Our work to optimize the exposure profile of KVD824 has yielded a formulation that maintains the plasma concentrations we believe are required to deliver efficacy that will compete with approved injectable therapies. Twice-daily dosing of this formulation of KVD824 up to 14 days has shown what we believe to be an encouraging safety and tolerability profile.

We initially evaluated KVD824 in a three-part first-in-human study in which 84 healthy male, adult subjects received at least one dose of KVD824. The study evaluated single doses up to 1,280 mg, multiple doses up to 640 mg, and the effect of food on KVD824 pharmacokinetics. We have also completed a study in healthy adult subjects assessing different formulations of KVD824 and believe that twice-daily dosing maintains concentrations sufficient to deliver meaningful clinical efficacy.

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

All of our initial clinical development related to KVD824 was conducted in the U.K. To conduct our planned Phase 2 clinical trial in the US, we filed our first US IND for KVD824 in early 2021. In April 2021 we announced that the FDA placed a clinical hold on our IND. The FDA letter request further information and analysis related to certain preclinical studies of KVD824 submitted to support the planned Phase 2 trial. Refinements were also proposed to the intended KVD824 Phase 2 study protocol. No new studies were requested nor was it suggested that new data be generated to initiate the Phase 2 trial. We are currently working to provide the additional information and analysis requested by the FDA while also continuing to make regulatory filings in other countries where we plan to initiate sites for the Phase 2. We currently intend to submit our response to the FDA in the third calendar quarter of 2021.

Factor XIIa

Our recently announced oral Factor XIIa inhibitor program represents what we believe is a major breakthrough in development of a therapeutic against an important target. Factor XIIa is an enzyme that plays a key role in HAE as the most upstream mechanism in the biochemical pathway that initiates HAE attacks. For this reason, we believe that inhibition of Factor XIIa will block the underlying causes of HAE attacks, including the uncontrolled generation of both plasma kallikrein and bradykinin, which cause swelling and pain. Clinical studies of an injectable Factor XIIa-inhibitory antibody have demonstrated efficacy in preventing HAE attacks, and there are no known safety implications of long-term inhibition of this enzyme. We believe that our program has the potential to be the first orally delivered Factor XIIa inhibitor to enter clinical development, initially for HAE and over time for additional indications that are supported by scientific evidence.

Our internal research team has discovered multiple series of low nanomolar potency Factor XIIa inhibitors that are selective and orally bioavailable. We are currently in the lead optimization phase of compounds that display pharmacokinetic profiles consistent with our target for once-daily oral dosing that we believe can lead to clinical candidates. In parallel with advancing medicinal chemistry for our Factor XIIa inhibitors, we are characterizing the PK/PD properties of certain of our compounds in preclinical models of angioedema. ACE inhibitor captopril-induced vascular leakage of Evans blue dye is a well-characterized model of bradykinin-mediated angioedema in mice. Captopril increases vascular leakage in the larynx (3.4 fold) and colon (3.1 fold) in mice compared with controls receiving saline. Factor XII knockout mice are fully protected from captopril-induced vascular leakage, demonstrating that Factor XII is required for vascular permeability in this model. We show that treatment of mice with our selective small molecule Factor XIIa inhibitor KV998083 at 0.3, 1 or 3 mg/kg reduced captopril induced leakage in larynx by 65% (p=0.013), 84% (p=0.001) and 104% (p<0.001), compared to captopril alone. In the colon, this dosing regimen reduced captopril induced leakage by 27% (n.s), 50% (p=0.027) and 112% (p<0.001). These results demonstrate that Factor XIIa inhibition with KV998083 protects against bradykinin-mediated angioedema an established preclinical model.

Larynx
p<0.001
p<0.001
p<0.01
p<0.05
Evans blue
(ng per mg tissue weight)
80
70
60
50
40
30
20
10
0
Vehicle
0.3 mg/kg
1.0 mg/kg
3.0 mg/kg
FXII KO
Vehicle
Colon
p<0.001
p<0.001
p<0.001
p<0.05
Evans blue
(ng per mg tissue weight)
60
50
40
30
20
10
0
Vehicle
0.3 mg/kg
1.0 mg/kg
3.0 mg/kg
FXII KO
Vehicle
Captopril + vehicle
Captopril + KV998083
Saline + vehicle

Factor XIIa inhibitor KV998083 protects against captopril-induced edema in mice

We have not yet determined whether KV998083 will be advanced as a program candidate, as we have multiple preclinical compounds under evaluation and we have established a strict set of criteria for candidate selection. We anticipate initiating IND-enabling studies for one or more of those potential Factor XIIa inhibitor program candidates in 2021.

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

The current standard of care for DME in the United States is therapy directed against VEGF, a hypoxia-induced protein that stimulates the growth of blood vessels in the retina. FDA approved anti-VEGF therapies for DME are ranibizumab (Lucentis®) and aflibercept (Eylea®). Both of these products are administered via intravitreal injection at roughly monthly intervals. In addition to treatment by these two products, a large fraction of patients is treated with bevacizumab (Avastin®), another therapy that works through the same mechanism of binding to VEGF but has not been approved for ophthalmic use. Bevacizumab is priced based on its application in oncology and off-label use by retinal specialists typically results in treatment at a fraction of the cost seen with both ranibizumab and aflibercept. Patients are also treated with laser therapy in some circumstances, as well as a number of other drug therapies including corticosteroid anti-inflammatories.

In a recent large, multi-center clinical trial in DME patients, anti-VEGF therapy led to approximately 20% of patients improving their visual acuity by 15 letters or more after a median of 9 or 10 intravitreal injections, leaving a significant portion of the patients with inadequate control of their disease. Further, in one study conducted for an approved anti-VEGF, 40% of patients displayed minimal improvement in visual acuity following anti-VEGF therapy after months of treatment. Certain corticosteroid treatments have led to 15-letter improvements in visual acuity in approximately 20-30% of patients. However, corticosteroid treatments are associated with a dramatic increase in cataract formation and a rise in intraocular pressure, reducing the attractiveness of these agents as potential therapies in many patients.

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

Competition

In treating HAE, we expect to face competition from several FDA-approved therapeutics, including Takhzyro and Cinryze, marketed by Takeda Pharmaceuticals Company Limited (“Takeda”) in the United States and Europe for the prevention of angioedema attacks in adults and adolescents; Firazyr, marketed by Takeda in the United States, Europe and certain other geographic territories for the treatment of acute angioedema attacks in adult patients; Kalbitor, an injectable plasma kallikrein inhibitor marketed by Takeda for the resolution of acute attacks in adolescent and adult HAE patients; Berinert, marketed by CSL Behring for treatment of acute abdominal, facial or laryngeal attacks of HAE in adults and adolescents, and Haegarda, also marketed by CSL Behring, for prophylaxis; Ruconest, marketed by Pharming Group for the treatment of acute angioedema attacks in adult patients; and Orladeyo, an oral prophylactic treatment marketed by BioCryst Pharmaceuticals, Inc. We are also aware of other companies that are engaged in the clinical development of other HAE treatments, including Pharvaris GmbH,  Intellia Therapeutics, Inc. and Ionis Pharmaceuticals, Inc. We are aware of several other companies in preclinical development of potential HAE therapies.

In treating DME, we expect to face competition from several FDA-approved therapeutics, including anti-VEGF therapies Lucentis, marketed by Roche Holding AG (“Roche”) and Novartis International AG (“Novartis”), Eylea, marketed by Regeneron Pharmaceuticals (“Regeneron”), and off-label use of Avastin from Roche. We also face competition from various corticoid steroids including extended release formulations lluvien, marketed by

Alimera Sciences, Inc., and Ozurdex, marketed by Allergan plc. We further expect to compete with generic corticosteroids such as fluocinolone acetonide, and dexamethasone and we are aware of a number of other companies that have product candidates in clinical trials, including Novartis, GlaxoSmithKline plc, Boehringer Ingelheim, Roche, Regeneron, Ohr Pharmaceutical, Inc., Aerpio Therapeutics, Oxurion NV and Allegro Ophthalmics, LLC.

Intellectual Property

Our success substantially depends on our ability to obtain and maintain patents and other forms of intellectual property rights for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Our patent portfolio includes patents and patent applications covering plasma kallikrein inhibitors (“the plasma kallikrein portfolio), and patent applications covering factor XIIa (FXIIa) inhibitors (“the FXIIa portfolio”).

In the plasma kallikrein portfolio, as of April 30, 2021, we are the owner of fifteen U.S. patents expiring between 2023 and 2037, absent any extensions, as well as eleven pending U.S. patent applications and five pending US provisional applications. Any patents issuing from the foregoing U.S. patent applications are expected to expire in between 2034 and 2038, absent any adjustments or extensions. In the plasma kallikrein portfolio, as of April 30, 2021, we owned a total of 198 pending foreign applications and 332 patents in foreign jurisdictions. Any issued patents, or those issuing from these foreign patent applications, are expected to expire between 2023 and 2041, absent any adjustments or extensions. In the plasma kallikrein portfolio, as of April 30, 2021, we also controlled five pending international applications that, if issued, are expected to expire between 2039 and 2040, absent any adjustments or extensions.

KVD001, an intravitreally administered plasma kallikrein inhibitor, is covered by U.S. patents and U.S. patent applications covering composition of matter, methods of treatment, solid form and clinical formulations. The anticipated expiration dates of these patents, or patents arising from applications, range from 2032 to 2040, absent any adjustments or extensions. KVD001 is also covered by European patents with the European Patent Office (“EPO”) and European patent applications, covering composition of matter, medical use, solid form and clinical formulations. The anticipated expiration dates of these European patents, or European patents arising from applications, range from 2032 to 2040 absent any extensions.

Our portfolio of oral plasma kallikrein inhibitors, including KVD900 and KVD824, is covered by U.S. patents, U.S. patent applications and U.S. provisional applications, and pending international applications covering composition of matter, methods of treatment, solid form and clinical formulations and the anticipated expiration dates of these patents, patents arising from those applications, or patents arising from applications claiming priority from provisional applications range from 2035 to 2042, absent any adjustments or extensions. Our portfolio of oral plasma kallikrein inhibitors, including KVD900 and KVD824, is also covered by EPO patents, European patent applications, and expected European patent applications claiming priority from U.S. provisional applications, covering composition of matter, medical use, solid form and clinical formulations. The anticipated expiration dates of these European patents, or European patents arising from applications, range from 2035 to 2042 absent any extensions.

In the FXIIa portfolio, as of April 30, 2021, we are the owner of four pending U.S. provisional applications, six pending international applications, and sixteen pending foreign applications in multiple jurisdictions. Any patents issuing from the foregoing applications in the FXIIa portfolio are expected to expire in between 2039 and 2041, absent any adjustments or extensions.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the product is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dose, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit risk relationship of the drug and to provide adequate information for the labeling of the product. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial may be sufficient in rare instances, including (1) where the trial is a large multicenter trial demonstrating internal consistency and a statistically persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious or life-threatening outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) when in conjunction with other confirmatory evidence.

The manufacturer of an investigational drug in a Phase 2 or 3 clinical trial for a serious or life- threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical and clinical data, including pharmacology and toxicology results, and the results of other testing and a compilation of data relating to the product’s chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to an application user fee, and once approved, the NDA is also subject to annual product and establishment user fees. These fees are typically increased annually. The FDA has 60 days from its receipt of an NDA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is filed, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug products are reviewed within ten months of the date the FDA files the NDA; most applications for priority review drugs are reviewed within six months of the date the FDA files the NDA. Priority review can be applied to a drug that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation if a compound has the potential to treat a rare disease or condition, generally a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, if there is no reasonable expectation that the cost of developing and making a product available in the United States for such disease or condition will be recovered from sales of the product.

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

Data privacy and security regulations by both the federal government and the states in which business is conducted may also be applicable. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. HIPAA requires covered entities to limit the use and transmission of individually identifiable health information. HIPAA requires covered entities to limit the use and disclosure of protected health information to specifically authorized situations and requires covered entities to implement security measures to protect health information that they maintain in electronic form. Among other things, HITECH made HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

U.S. Healthcare reform

In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of health care and, more generally, to reform the U.S. healthcare system. For example, in March 2010, the presidential administration signed into law the ACA, which substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical and biotechnology industry.

Among the ACA provisions of importance to the pharmaceutical industries, in addition to those otherwise described above, are the following:

•	subjected therapeutic biologics to potential competition by lower-cost biosimilars by creating a licensure framework for follow-on biologic products;
•

proscribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted, or injected;

•	increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations;

•	established annual fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics;
•

established a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts (now 70%) off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D;

•

expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expanded the entities eligible for discounts under the Public Health Service program;
•	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•	established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

In the United States, there have also been legislative and judicial efforts to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Following January 2017, the presidential administration issued two executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. For example, on October 12, 2017, the presidential administration issued an executive order that expands the use of association health plans and allows anyone to purchase short-term health plans that provide temporary, limited insurance. This executive order also called for the halt of federal payments to health insurers for cost-sharing reductions previously available to lower-income Americans to afford coverage. There is still uncertainty with respect to the impact this executive order could have on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, among other things, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. It is uncertain how healthcare measures of the current presidential administration will impact the ACA and our business. There is still uncertainty with respect to the impact the current presidential administration and the Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our products, if approved, and, accordingly, our financial operations.

There has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the former presidential administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders, and policy initiatives. It is unclear whether the current administration will work to reverse those measures or pursue similar policy initiatives. On March 11, 2021, the President signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent the generation revenue, attainment profitability, or commercialization of products. In addition, it is possible that there will be further legislation or regulation that could harm the business, financial condition and results of operations.

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

Human Capital Resources

As of April 30, 2021, we had a total of 70 full-time employees, of whom 28 were located in the United States, 41 were located in the United Kingdom, and 1 was located in Switzerland. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with employees to be good. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We emphasize a number of measures and objectives in managing our human capital assets, and we provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. In July 2021, the Company adopted an Equity Inducement Plan in order to provide incentives to attract and motivate employees through the grant of stock options and restricted share units.

Corporate Information

Our principal executive offices are located at 55 Cambridge Parkway, Suite 901 East, Cambridge, MA 02142, and our telephone number is (857) 999-0075. Our website address is www.kalvista.com. The information contained on, or that can be accessed through, our website is not a part of this report. We have included our website address in this report solely as an inactive textual reference.

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

Item 1A.

Summary of Risk Factors

An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:

•

The novel strain of coronavirus, SARS-CoV-2 (“COVID-19”) outbreak has caused, and has the potential to further cause, disruptions in our business, financial condition and results of operations, including the execution of our clinical development activities and the use and sufficiency of our existing cash.

•	We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
•	Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•	We will need substantial additional funding. If we are unable to raise capital when needed, we may need to delay, reduce or eliminate our product development programs or commercialization efforts.
•

We are early in our development efforts. If we are unable to successfully develop and commercialize one or more of our compounds, or if we experience significant delays in doing so, the business will be materially harmed.

•

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

•

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented and expenses for development of our product candidates could increase.

•

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

•	We may seek orphan drug exclusivity for some of our product candidates, and we may be unsuccessful.
•

A Fast Track designation by the FDA may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

•	Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

•

Even if any of our product candidates receives marketing approval, we may fail to achieve the degree of market acceptance by physicians, patients, third party payors and others in the medical community necessary for commercial success.

•	We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•

The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

•

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

•

If we are unable to obtain and maintain intellectual property protection for our technology and products or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

•

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

•	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
•

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

•	Our stock price is volatile and our stockholders may not be able to resell shares of our common stock at or above the price they paid.
•	Shareholder activism could cause material disruption to our business.
•	Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.
•	Unstable or unfavorable global market and economic conditions may have adverse consequences on our business, financial condition and stock price.

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

The COVID-19 global pandemic has disrupted many of our operating activities, including our recently completed Phase 2 trial for KVD900. We may continue to experience delays or difficulties with respect to our clinical trials as a result of delays in clinical site initiations and the enrollment of patients in our future clinical trials, including difficulties in recruiting clinical site investigators and clinical site staff due to the COVID-19 pandemic. Any such delays to our planned clinical trial timelines could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans. If we are able to raise additional capital, challenging and uncertain economic conditions can make capital raising costly and dilutive.

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

Since inception, we have incurred significant operating losses as we focused on our discovery efforts and developing our product candidates. We expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through sales of our stock and a previous option agreement with Merck and associated private placement. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

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

We are a clinical stage company and our operations to date have been limited to organizing and staffing, business planning, raising capital, acquiring and developing the technology, identifying potential product candidates, and undertaking up to Phase 2 clinical studies of our most advanced product candidates. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Substantial time is required to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability based on our limited operating history to date may not be as accurate as they could be if we had a longer operating history.

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

Risks Related to the Discovery and Development of Our Product Candidates

We are early in our development efforts. If we are unable to successfully develop and commercialize one or more of our compounds, or if we experience significant delays in doing so, the business will be materially harmed.

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

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop and commercialize KVD900, KVD824 or other product candidates, and our business will suffer.

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

We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. For example, in April 2021 we announced that the FDA placed a clinical hold on our IND for KVD824 that we currently are working to resolve. There can be no assurance that the FDA, Medicines & Healthcare products Regulatory Agency (the “MHRA”), the U.K. regulatory authority, or the European Medicines Agency (the “EMA”) will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to demonstrate safety and efficacy. We are conducting clinical trials of KVD900 and KVD824, and we do not know whether planned or ongoing clinical trials will enroll subjects in a timely fashion, require redesign of essential trial elements or be completed on our projected schedule. In particular, because we are focused on patients with HAE, which is a rare disease, our ability to enroll eligible patients in trials may be limited or may result in slower enrollment than we anticipate. In addition, competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. The ongoing COVID-19 pandemic could also negatively affect site initiation, as well as recruitment and retention, at sites in a region or city whose health care system becomes overwhelmed as a result.

Patient enrollment is affected by many factors including:

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

For example, the United Kingdom formally left the European Union on January 31, 2020, often referred to as Brexit, and the transition period ended on December 31, 2020. Brexit has caused uncertainty in the current regulatory framework in Europe. For instance, Brexit has resulted in the European Medicines Agency, or the EMA, moving from the United Kingdom to the Netherlands. In the United Kingdom, Brexit may cause disruption in the administrative and medical scientific links between the EMA and MHRA. In April 2021, the United Kingdom adopted legislation giving effect to the trade and cooperation agreement with the E.U. The trade and cooperation agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the trade and cooperation agreement or otherwise, could prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business. The current lack of detail and resolution with regard to the Brexit implementation may result in a disruption of the manufacturing and supply of components of our product candidates in the U.K. and we are unable to confidently predict the effects of such disruption to the regulatory framework in Europe. Any adjustments we make to our business and operations as a result of Brexit could result in significant delays and additional expense.

Any of the foregoing factors could have a material adverse effect on our business, results of operations, or financial condition.

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

As an example, the ACA, was signed into law in 2010 but has been the subject of legislative and judicial efforts to modify, repeal or otherwise invalidate all or certain aspects of its provisions. The ACA included a substantial number of major changes to the healthcare system that impact our business, and several other legislations since then, as well as ongoing efforts, have continued to create a complicated planning and operating environment for companies in our industry.

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

In addition, in order to commercialize any product candidates, we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If we are unable to enter into such arrangements when needed on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses. Our estimates of the potential market opportunities for our products are informed by work that is not definitive and future analyses may lead to estimates that are higher or lower than these estimates than those provided at any given time, with respect to addressable patient populations. If our market opportunity is lower than anticipated, our business may suffer.

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

U.S. federal government agencies currently face potentially significant spending reductions. Under the Budget Control Act of 2011, the failure of Congress to enact deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021 triggered automatic cuts to most federal programs. These cuts would include aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2030 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, which was enacted on January 1, 2013, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers. The full impact on our business of these automatic cuts is uncertain. Additionally, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act enacted in 2020 provides financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester policy by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The Consolidated Appropriations Act, 2021 extended the suspension of the 2% Medicare sequester through March 31, 2021. Moreover, the American Taxpayer Relief Act of 2012 among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. For example, in 2017, we entered into a collaboration with Merck, under which we granted to Merck an option to acquire KVD001 through a period following completion of a Phase 2 clinical trial, as well as an option to our planned future oral DME programs; those options expired in February 2020. We expect that in any future collaboration agreements, we would have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay our development program or one or more of our other development programs, delay our potential development schedule or reduce the scope of research activities, or increase our expenditures and undertake discovery or preclinical development activities at our own expense. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development activities, we may not be able to further develop our product candidates or continue to develop our product candidates and our business may be materially and adversely affected.

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

Our business and operations would suffer in the event of system failures, cyberattacks or a deficiency in our cybersecurity.

Our internal computer systems and those of our CROs, collaborators and third parties on whom we rely are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Furthermore, we have little or no control over the security measures and computer systems of our third party collaborators. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us or our CROs or other contractors or consultants we may utilize to mitigate network security problems, bugs, viruses, worms, phishing attempts, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. In May 2019, we were notified by one of our vendors that they suffered a security breach and some of our data was among the information stolen by an unknown third party. We have taken certain actions in response to that theft and we do not anticipate significant disruption to our business or future prospects. However, in the future, if such an event were to occur and lead to exposure of sensitive information or cause interruptions in our operations or our third party collaborators, it could result in a material disruption of our drug development programs and potential financial losses. For example, the loss of research data could delay development of our product candidates and the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and we may incur substantial costs to attempt to recover or reproduce the data. If any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and/or the further development of our product candidates could be delayed or impaired.

In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, reputation, results of operations, financial condition and prospects.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404”), and the related rules of the SEC which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. Effective April 27, 2020, the SEC adopted amendments to the “accelerated filer” and “large accelerated filer” definitions in Rule 12b-2 under the Securities and Exchange Act of 1934. The amendments exclude from the “accelerated filer” and “large accelerated filer” definitions an issuer that is eligible to be a smaller reporting company and that had annual revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available. We determined that our Company does not meet the accelerated or large accelerated filer definitions as of April 30, 2021. For so long as we remain a smaller reporting company and a non-accelerated filer, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies, including, but not limited to, not being required as a non-accelerated filer to comply with the auditor attestation requirements of Section 404(b). An independent assessment by our independent registered public accounting firm of the effectiveness of internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

Shareholder Activism Could Cause Material Disruption to Our Business.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as actions related to environment, social and governance (“ESG”) matters, financial restructuring, increased borrowing, dividends, share repurchases or even sales of assets or the entire company. Responding to proxy contests and other actions by such activist investors or others in the future could be costly and time-consuming, disrupt our operations and divert the attention of our board of directors and senior management from the pursuit of our business strategies, which could adversely affect our results of operations and financial condition.

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

The Tax Cuts and Jobs Act of 2017, or the TCJA, changed both the federal deferred tax value of the net operating loss carryforwards and the rules of utilization of federal net operating loss carryforwards. Under the TCJA, net operating loss carryforwards generated in years after 2017 will only be available to offset 80% of future taxable income in any single year but will not expire. However, the CARES Act temporarily repealed the 80% taxable income limitation for tax years beginning before January 1, 2021; net operating loss carried forward generated from 2018 or later and carryforwards to taxable years beginning after December 31, 2020 will be subject to the 80% limitation. Also, under the CARES Act, net operating losses arising in 2018, 2019 and 2020 can be carried back 5 years.

General Risk Factors

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any analysts who cover us issue an adverse regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, our stock price may decline. If any of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Cambridge, Massachusetts where we occupy approximately 8,300 square feet of office space under a lease agreement that runs through September 2028. We maintain approximately 13,400 square feet of office and research laboratory space in Porton Down, United Kingdom, under a lease agreement that runs through April 2028. We also maintain approximately 1,000 square feet of leased research laboratory space in Boston, Massachusetts.

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

Holders

As of July 2, 2021, there were 24 holders of record of our common stock. The actual number of holders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item regarding equity compensation plan information is set forth in Item 12 of this Annual Report on Form 10-K and incorporated herein by reference.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K.

The Balance Sheet Data at April 30, 2021 and 2020 and the Statement of Operations Data for each of the three years ended April 30, 2021, 2020, and 2019 have been derived from the audited Consolidated Financial Statements for such years, included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at April 30, 2019, 2018, and 2017, and the Statement of Operations Data for each of the periods ended April 30, 2018 and 2017 have been derived from audited consolidated financial statements for such years not included in this Annual Report on Form 10-K.

	For the Years Ended April 30,
	2021	2020	2019	2018	2017
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue	$—	$12,690	$16,127	$8,394	$1,504
Operating expenses
Research and development	41,286	40,194	35,021	18,237	12,666
General and administrative	16,637	13,029	10,926	8,862	11,177
Total operating expenses	57,923	53,223	45,947	27,099	23,843
Operating loss	(57,923)	(40,533)	(29,820)	(18,705)	(22,339)
Total other income	11,679	11,293	9,128	2,900	3,736
Loss before income taxes	(46,244)	(29,240)	(20,692)	(15,805)	(18,603)
Income tax (benefit) expense	—	(124)	124	—	—
Net loss	$(46,244)	$(29,116)	$(20,816)	$(15,805)	$(18,603)
Net loss per share, basic and diluted	$(2.42)	$(1.64)	$(1.38)	$(1.53)	$(4.47)
Weighted average common shares outstanding, basic and diluted	19,094,440	17,748,666	15,080,863	10,321,780	4,646,764

	April 30,
	2021	2020	2019	2018	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$50,592	$15,789	$32,006	$51,055	$30,950
Marketable securities	198,337	51,925	68,805	—	—
Property and equipment, net	1,791	2,043	2,413	1,836	97
Working capital	254,490	80,976	97,494	36,164	31,180
Total assets	272,013	92,529	118,132	61,389	34,345
Total liabilities	14,820	8,777	21,394	34,136	3,018
Stockholders' equity (deficit)	257,193	83,752	96,738	27,253	31,327

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

Management Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of small molecule protease inhibitors for diseases with significant unmet need. We apply our insights into the chemistry and biology of proteases to develop orally delivered, small molecule inhibitors with high selectivity, potency and bioavailability that we believe will make them successful treatments for diseases. We have used these capabilities to develop a proprietary portfolio of novel, small molecule plasma kallikrein inhibitors targeting hereditary angioedema (“HAE”) and diabetic macular edema (“DME”). In late 2020, we also announced a novel, oral Factor XIIa (“Factor XIIa”) inhibitor program, which initially is being advanced to provide a next generation of HAE therapeutics and which also offers the opportunity for expansion into other high unmet need indications in the future.

Our most advanced program for HAE is KVD900, which is being developed as a potential on-demand oral therapy for treatment of HAE attacks. In February 2021 we announced positive data from a Phase 2 clinical trial of KVD900 and have scheduled an end-of-phase 2 meeting with the FDA to confirm our plans for the Phase 3 program. KVD824 is our next oral program to be developed as a twice-daily potential oral prophylactic treatment for HAE.

KVD001, our first product candidate to treat DME, completed a Phase 2 clinical trial in December 2019. We also intend to develop an oral therapy for this indication, which we believe could dramatically improve the standard of care for patients, since all current therapies are delivered by injection into the eye. We continue to believe that the results of the KVD001 Phase 2 study suggest a patient population in which plasma kallikrein inhibition may yield vision benefits, and we intend to explore further development opportunities for this and oral DME programs over time.

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

On May 21, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Sales Agreement”), which established an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time. The Sales Agreement provides for the sale of shares of our common stock having an aggregate offering price of up to $100.0 million.

We have funded operations primarily through the issuance of capital stock, including from the Offering in February 2021. As of April 30, 2021, we had an accumulated deficit of $167.8 million and $248.9 million of cash, cash equivalents and available for sale securities. Our working capital is anticipated to fund our operations for at least the next twelve months from the date the audited consolidated financial statements are issued.

Financial Overview

Revenue

We have not generated any revenue in the current fiscal year. Our revenue recognized in the prior fiscal year consists of up-front fees from the option agreement with Merck Sharpe & Dohme Corp. which was entered into in 2017 (the “Merck Option Agreement”) and expired in February 2020.

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

Income Taxes

We historically have incurred net losses and had no corporation tax liabilities. We file U.S. Federal tax returns, as well as certain state returns. We also file tax returns in the United Kingdom. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income.

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

Results of Operations

This section of this Annual Report on Form 10-K generally discusses fiscal years 2021 and 2020 items and year-to-year comparisons between fiscal years 2021 and 2020. Discussions of fiscal years 2020 items and year-to-year comparisons between fiscal years 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, which was filed with the SEC on July 1, 2020.

Year Ended April 30, 2021 Compared to Year Ended April 30, 2020

The following table sets forth the key components of our results of operations for the years ended April 30, 2021 and 2020:

	Years Ended
	April 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
Income
Revenue	$—	$12,690	$(12,690)
Operating Expenses
Research and development expenses	41,286	40,194	1,092
General and administrative expenses	16,637	13,029	3,608
Other income
Interest, exchange rate gain and other income	11,679	11,293	386

Revenue. No revenue was recognized in the year ended April 30, 2021 compared to $12.7 million in the prior year. The $12.7 million of revenue in the prior year was attributable to the revenue recognized from the up-front payment from the Merck Option Agreement and the decrease in the current year was due to the expiration of that agreement in February 2020.

Research and Development Expenses. Research and development expenses were $41.3 million in the year ended April 30, 2021 compared to $40.2 million in the prior year. The increase of $1.1 million was primarily due to an increase of $4.4 million in spending on the KVD824 program and an increase of $2.1 million in spending on the KVD900 program. The increased costs were offset by a decrease of $4.5 million related to the KVD001 program and a $0.9 million decrease related to preclinical activities compared to the prior year. The impact of exchange rates on research and development expenses was an increase of approximately $1.2 million compared to the prior year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows:

	Years Ended
	April 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
KVD001	$253	$4,719	$(4,466)	-95%
KVD900	12,530	10,441	2,089	20%
KVD824	9,255	4,857	4,398	91%
Preclinical activities	19,248	20,177	(929)	-5%
Total	$41,286	$40,194	$1,092	3%

Expenses for the KVD001 program decreased primarily due to the completion of the KVD001 Phase 2 clinical trial. We anticipate that expenses for the KVD001 program will remain low at current levels as we determine next steps for the KVD001 program.

Expenses for the KVD900 program increased primarily due to the Phase 2 clinical trial which was completed in December. We anticipate that these expenses will increase above current levels as we initiate the Phase 3 clinical trial for KVD900.

Expenses for the KVD824 program increased primarily due to an increase in clinical trial expenses. We anticipate that the expenses for the KVD824 program will increase above current levels as we initiate the Phase 2 clinical trial for KVD824.

Expenses for preclinical activities decreased primarily due to a decrease in manufacturing expenses. We anticipate that expenses will increase from current levels as we continue to advance our oral Factor XIIa inhibitor program towards the clinical stage of development.

General and Administrative Expenses. General and administrative expenses were $16.6 million in the year ended April 30, 2021 compared to $13.0 million in the prior fiscal year. The increase of $3.6 million was primarily due to an increase of $2.8 million in compensation related expenses, an increase of $0.4 million in professional fees, an increase of $0.3 million in insurance costs, an increase of $0.2 million in facility costs, and an increase of $0.1 million in other administrative expenses, offset by a decrease of $0.2 million in travel costs, compared to the prior year. We anticipate that expenses will continue at or above current levels as we continue to support the growth of the Company.

Other Income. Other income was $11.7 million for the year ended April 30, 2021 compared to $11.3 million in the prior fiscal year. The increase of $0.4 million was primarily due to an increase in foreign currency exchange rate gains of $1.2 million from transactions denominated in foreign currencies in our U.K. subsidiary, and an increase of $0.3 million in income from research and development tax credits, offset by a decrease in interest income of $0.9 million, and a decrease in realized gains from available for sale securities of $0.2 million, compared to the prior year.

Liquidity and Capital Resources

We have incurred losses since inception and cash outflows from operating activities for the years ended April 30, 2021 and 2020. We have funded operations primarily through the issuance of capital stock, including our February 2021 Offering that generated net proceeds of $209.2 million. We had an accumulated deficit of $167.8 million as of April 30, 2021. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the research and development efforts on our product candidates, hire additional staff, including clinical, scientific, operational, and financial and management personnel.

Cash Flows

The following table shows a summary of the net cash flow activity for the years ended April 30, 2021 and 2020:

	Years Ended
	April 30,
	2021	2020
	(in thousands)
Cash flows used in operating activities	$(30,171)	$(44,816)
Cash flows provided by (used in) investing activities	(147,654)	16,753
Cash flows provided by financing activities	212,117	11,584
Effect of exchange rate changes on cash	511	262
Net increase (decrease) in cash and cash equivalents	$34,803	$(16,217)

Net cash used in operating activities

Net cash used in operating activities was $30.2 million for the year ended April 30, 2021 and primarily consisted of a net loss of $46.2 million adjusted for stock-based compensation of $7.1 million, cash flow favorable increases from the research and development tax credit receivable of $7.5 million, and other changes in net working capital. The research and development tax credit receivable decreased due to the timing of the receipt of prior year tax credits offset by new tax credit deferrals compared to the prior year. Net cash used in operating activities was $44.8 million for the year ended April 30, 2020 and primarily consisted of a net loss of $29.1 million adjusted for stock-based compensation of $4.4 million, an increase in the research and development tax credit receivable of $5.8 million, a decrease in deferred revenue of $12.7 million, and other changes in net working capital. The increase in cash used in operating activities was due to increased spending on operating expenses compared to the prior year.

Net cash provided by (used in) investing activities

Net cash used in investing activities was $147.7 million for the year ended April 30, 2021 and consisted of purchases of marketable securities of $201.2 million and acquisitions of property and equipment of $0.1 million offset by sales and maturities of marketable securities of $53.6 million. Net cash provided by investing activities was $16.8 million for the year ended April 30, 2020 and consisted of sales and maturities of marketable securities of $66.8 million offset by purchases of marketable securities of $49.8 million and acquisitions of property and equipment of $0.2 million.

Net cash provided by financing activities

Net cash provided by financing activities was $212.1 million for the year ended April 30, 2021 and primarily consisted of the net proceeds received in the February 2021 public offering of common stock. Net cash provided by financing activities was $11.6 million for the year ended April 30, 2020 and primarily consisted of the sale of common stock pursuant to an existing at-the-market sales agreement.

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

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements.

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

Foreign Exchange Rate Risk

We maintain cash balances primarily in both U.S. Dollars (“USD”) and British Pound Sterling (“GBP”) to fund ongoing operations and manage foreign exchange risk. Cash, cash equivalents and marketable securities as of April 30, 2021 was composed of $50.6 million in cash and cash equivalents which consisted of readily available checking and bank deposit accounts held primarily in both USD and GBP and $198.3 million of USD denominated marketable securities. As of April 30, 2021, 69% of cash and cash equivalents were held in USD and 31% in GBP. We currently incur significant expense denominated in foreign currencies, primarily in GBP. We do not currently engage in exchange rate hedging or other similar activities to address our exchange rate risk. A 10% change in the exchange rate would result in an immaterial net gain or loss.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act of 1934, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2021 our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of April 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of April 30, 2021, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Effective April 27, 2020, the SEC adopted amendments to the “accelerated filer” and “large accelerated filer” definitions in Rule 12b-2 under the Exchange Act. The amendments exclude from the accelerated and large accelerated filer definitions an issuer that is eligible to be a smaller reporting company and that had annual revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available. We determined that our Company does not meet the accelerated or large accelerated filer definitions as of April 30, 2021. For as long as we remain a non-accelerated filer, we intend to take advantage of the exemption permitting us not to comply with the requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 that our independent registered public accounting firm provide an attestation on the management’s assessment of the effectiveness of our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by the Item is set forth in our 2021 Proxy Statement to be filed with the SEC within 120 days of April 30, 2021, and is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by the Item is set forth in our 2021 Proxy Statement to be filed with the SEC within 120 days of April 30, 2021, and is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of Regulation S-K is set forth in our 2021 Proxy Statement to be filed with the SEC within 120 days of April 30, 2021, and is incorporated by reference into this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of April 30, 2021, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)(2)	2,816,543	$13.24	1,302,038
Equity compensation plans not approved by stockholders (3)	20,055	$10.21	—
Total	2,836,598		1,302,038

(1)

Includes 111,866 shares subject to options issued pursuant to the Carbylan 2015 Incentive Plan, 100,263 shares subject to options issued pursuant to the Enterprise Management Incentives Plan and 2,604,414 shares subject to options issued pursuant to the 2017 Equity Incentive Plan. The 2017 Equity Incentive Plan contains provisions that provide for automatic increases to the authorized number of shares as of January 1st of each year of the first ten calendar years during the term of such plan, by the lesser of (a) 4% of the issued and outstanding shares of stock on the last day of the immediately preceding calendar year and (b) such number of shares as approved by our board of directors. There are 853,743 shares available for future issuance under the 2017 Equity Incentive Plan as of April 30, 2021. In January 2019, the board of directors authorized the first offering period under the 2017 Employee Stock Purchase Plan to run from February 15, 2019 to June 30, 2019. All subsequent offering periods will run for six month periods ending June 30 and December 31 of each year. The 2017 Employee Stock Purchase Plan contains provisions that provide for automatic increases to the authorized number of shares as of January 1st for the first ten calendar years after the first Offering Date (as defined therein) by the number of shares equal to one percent of the total number of outstanding shares of common stock on the immediately preceding December 31 (rounded down to the nearest whole share) or a lesser number of shares determined by our board of directors. There are 448,295 shares of common stock available for future issuance under the 2017 Employee Stock Purchase Plan as of April 30, 2021.

(2)

Shares reserved for issuance under the 2017 Equity Incentive Plan may be granted as restricted stock, restricted share units and other equity awards, as well as for grants of stock options and stock appreciation rights.

(3)	Consists of options issued pursuant to inducement grants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by the Item is set forth in our 2020 Proxy Statement to be filed with the SEC within 120 days of April 30, 2021, and is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by the Item is set forth in our 2021 Proxy Statement to be filed with the SEC within 120 days of April 30, 2021, and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:
(1)	Consolidated Financial Statements. See Index to Financial Statements beginning on page F-1 of this Annual Report, which are incorporated by reference.
(2)	Financial Statement Schedules. All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.
(3)	Exhibits. We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index.
(b)	Exhibits.

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36830	3.1	April 16, 2015
3.2	Certificate of Amendment to the Restated Certificate of Incorporation.	8-K	001-36830	3.1	November 23, 2016
3.3	Certificate of Amendment (Name Change) to the Restated Certificate of Incorporation.	8-K	001-36830	3.2	November 23, 2016
3.4	Amended and Restated Bylaws, as amended as of June 24, 2021.	8-K	001-36830	3.1	June 30, 2021
4.1	Form of Common Stock Certificate.	S-1/A	333-201278	4.2	January 23, 2015
4.2	Description of Registrant’s Securities	10-K	001-36830	10.24	July 16, 2019
10.1#	Form of Indemnification Agreement.	S-1	333-201278	10.14	December 29, 2014
10.2#	Carbylan 2015 Incentive Plan and forms of award agreements.	S-1/A	333-201278	10.3	January 23, 2015
10.3#	2017 Equity Incentive Plan.	DEF 14A	001-36830	Appendix A	March 2, 2017
10.4#	2017 Employee Stock Purchase Plan.	DEF 14A	001-36830	Appendix B	March 2, 2017
10.5#	Amended and Restated Employment Agreement between the Registrant and T. Andrew Crockett, dated June 26, 2019.	10-K	001-36830	10.5	July 16, 2019
10.6#	Amended and Restated Employment Agreement between the Registrant and Benjamin L. Palleiko, dated June 26, 2019.	10-K	001-36830	10.6	July 16, 2019
10.7#	Forms of Equity Agreements under the 2017 Equity Incentive Plan.	8-K	001-36830	99.1	June 29, 2018
10.8	Office Lease Agreement by and between the Registrant and 55 Cambridge Parkway, LLC, dated May 30, 2017.	10-K	001-36830	10.12	July 27, 2017
10.9	Underlease by and between the Registrant and Wiltshire Council, dated April 30, 2018.	8-K	001-36830	10.1	May 2, 2018

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.10#	Amended and Restated Executive Employment Agreement dated June 26, 2019, by and between the Registrant and Andreas Maetzel.	10-K	001-36830	10.13	July 16, 2019
10.11#	Enrollment/Change Form under the 2017 Employee Stock Purchase Plan.	S-8	333-237059	99.4	March 10, 2020
10.12#	Service Agreement dated November 1, 2015, by and between KalVista. Pharmaceuticals Ltd and Dr. Christopher M. Yea.	10-K	001-36830	10.15	July 30, 2018
10.13#	Amendment, dated January 31, 2019, to the Service Agreement dated November 1, 2015 by and between KalVista. Pharmaceuticals Ltd and Dr. Christopher M. Yea.	10-Q	001-36830	10.1	March 14, 2019
10.14#	Equity Acceleration Letter, dated March 11, 2019 by and between KalVista Pharmaceuticals Ltd and Dr. Christopher M. Yea.	10-Q	001-36830	10.2	March 14, 2019
10.15#	Amended and Restated Executive Employment Agreement by and between Registrant and Edward Feener.	10-K	001-36830	10.21	July 16, 2019
10.16#	Executive Employment Agreement by and between Registrant and Michael Smith.	10-K	001-36830	10.22	July 16, 2019
10.17#	Amendment, dated June 26, 2019, to the Service Agreement dated November 1, 2015 by and between KalVista. Pharmaceuticals Ltd and Dr. Christopher M. Yea.	10-K	001-36830	10.23	July 16, 2019
10.18#	Executive Employment Agreement by and between Registrant and Dr. Paul K. Audhya, MD					X
10.19	First Amendment of Lease, dated November 20, 2020, to the Office Lease Agreement by and between the Registrant and 55 Cambridge Parkway, LLC, dated May 19, 2017	10-Q	001-36830	10.1	December 10, 2020
10.20	Controlled Equity Offering Sales Agreement, dated May 21, 2021, between the Registrant and Cantor Fitzgerald & Co.	S-3	333-256378	1.2	May 21, 2021
10.21	2021 Equity Inducement Plan and forms of agreement					X
21.1	Subsidiaries of the Registrant.	10-K	001-36830	21.1	July 1, 2020
23.1	Consent of Deloitte & Touche LLP.					X
24.1	Power of Attorney. (See signature page hereto.)					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

#	Management contract or compensatory plan or arrangement.
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

KalVista Pharmaceuticals, Inc.

Date: July 13, 2021	By:	/s/ T. Andrew Crockett
T. Andrew Crockett
Chief Executive Officer

Date: July 13, 2021	By:	/s/ Benjamin L. Palleiko
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

Name	Title	Date

/s/ T. Andrew Crockett	Chief Executive Officer and Director	July 13, 2021
T. Andrew Crockett	(Principal Executive Officer)

/s/ Benjamin L Palleiko	Chief Business Officer and Chief Financial Officer	July 13, 2021
Benjamin L. Palleiko	(Principal Financial and Accounting Officer)

/s/ Martin Edwards	Director and Chairman	July 13, 2021
Martin Edwards, M.D.

/s/ Albert Cha	Director	July 13, 2021
Albert Cha, M.D., Ph.D.

/s/ Brian J.G. Pereira	Director	July 13, 2021
Brian J.G. Pereira, M.D.

/s/ Daniel Soland	Director	July 13, 2021
Daniel Soland

/s/Nancy Stuart	Director	July 13, 2021
Nancy Stuart

/s/ Edward W. Unkart	Director	July 13, 2021
Edward W. Unkart

KALVISTA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of KalVista Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KalVista Pharmaceuticals, Inc. and subsidiaries (the "Company") as of April 30, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

July 13, 2021

We have served as the Company's auditor since 2016.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

April 30, 2021 and 2020

(in thousands except share and per share amounts)

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$50,592	$15,789
Marketable securities	198,337	51,925
Research and development tax credit receivable	10,418	16,527
Prepaid expenses and other current assets	4,917	4,455
Total current assets	264,264	88,696
Property and equipment, net	1,791	2,043
Right of use assets	5,758	1,612
Other assets	200	178
Total assets	$272,013	$92,529
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,981	$1,677
Accrued expenses	6,930	5,455
Lease liability - current portion	863	588
Total current liabilities	9,774	7,720
Long-term liabilities:
Lease liability - net of current portion	5,046	1,057
Total long-term liabilities	5,046	1,057
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 24,422,531 and 17,845,599 at April 30, 2021 and 2020, respectively	24	18
Additional paid-in capital	426,437	207,208
Accumulated deficit	(167,836)	(121,592)
Accumulated other comprehensive loss	(1,432)	(1,882)
Total stockholders’ equity	257,193	83,752
Total liabilities and stockholders’ equity	$272,013	$92,529

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

Years Ended April 30, 2021, 2020 and 2019

(in thousands, except share and per share amounts)

	2021	2020	2019
Revenue	$—	$12,690	$16,127
Operating expenses:
Research and development	41,286	40,194	35,021
General and administrative	16,637	13,029	10,926
Total operating expenses	57,923	53,223	45,947
Operating loss	(57,923)	(40,533)	(29,820)
Other income:
Interest income	903	1,830	1,397
Foreign currency exchange gain (loss)	847	(367)	49
Other income	9,929	9,830	7,682
Total other income	11,679	11,293	9,128
Loss before income taxes	(46,244)	(29,240)	(20,692)
Income tax (benefit) expense	—	(124)	124
Net loss	$(46,244)	$(29,116)	$(20,816)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,076	59	(1,257)
Unrealized holding gain (loss) on available-for-sale securities	(473)	285	440
Reclassification adjustment for realized (gain) on available for sale securities included in net loss	(153)	(300)	—
Total other comprehensive income (loss):	$450	$44	$(817)
Comprehensive loss	$(45,794)	$(29,072)	$(21,633)
Net loss per share, basic and diluted	$(2.42)	$(1.64)	$(1.38)
Weighted average common shares outstanding, basic and diluted	19,094,440	17,748,666	15,080,863

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended April 30, 2021, 2020 and 2019

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2018	10,799,895	$11	$100,011	$(71,660)	$(1,109)	$27,253
Issuance of common stock	6,382,320	6	87,904	—	—	87,910
Issuance of common stock from exercise of stock options	95,535	—	242	—	—	242
Stock-based compensation expense	—	—	2,966	—	—	2,966
Net loss	—	—	—	(20,816)	—	(20,816)
Foreign currency translation adjustment	—	—	—	—	(1,257)	(1,257)
Unrealized holding gains from available-for-sale securities, net of reclassification for realized gains	—	—	—	—	440	440
Balance at April 30, 2019	17,277,750	17	191,123	(92,476)	(1,926)	96,738
Issuance of common stock, net of issuance costs of $123	527,221	1	11,421	—	—	11,422
Issuance of common stock from exercise of stock options	40,628	—	216	—	—	216
Stock-based compensation expense	—	—	4,448	—	—	4,448
Net loss	—	—	—	(29,116)	—	(29,116)
Foreign currency translation adjustment	—	—	—	—	59	59
Unrealized holding gains from available for sale securities	—	—	—	—	285	285
Reclassification adjustment for realized (gain) on available-for-sale securities included in net loss	—	—	—	—	(300)	(300)
Balance at April 30, 2020	17,845,599	18	207,208	(121,592)	(1,882)	83,752
Issuance of common stock from public offering, net of issuance costs of $239	6,181,250	6	208,928	—	—	208,934
Issuance of common shares under an at-the-market sales agreement, net of issuance costs of $132	97,332	—	1,648	—	—	1,648
Issuance of common stock from equity incentive plans	298,350	—	1,535	—	—	1,535
Stock-based compensation expense	—	—	7,118	—	—	7,118
Net loss	—	—	—	(46,244)	—	(46,244)
Foreign currency translation adjustment	—	—	—	—	1,076	1,076
Unrealized holding losses from available for sale securities	—	—	—	—	(473)	(473)
Reclassification adjustment for realized (gain) on available-for-sale securities included in net loss	—	—	—	—	(153)	(153)
Balance at April 30, 2021	24,422,531	$24	$426,437	$(167,836)	$(1,432)	$257,193

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

Years Ended April 30, 2021, 2020 and 2019

(in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net loss	$(46,244)	$(29,116)	$(20,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	537	512	378
Stock-based compensation expense	7,118	4,448	2,966
Realized gain from sale of marketable securities	(153)	(300)	(23)
Non-cash operating lease expense	114	13	—
Amortization of premium on available for sale securities	685	193	—
Foreign currency exchange (gain) loss	(574)	74	(80)
Changes in operating assets and liabilities:
Research and development tax credit receivable	7,457	(5,781)	(4,883)
Prepaid expenses and other current assets	(222)	(1,112)	(1,979)
Other assets	(22)	(5)	—
Accounts payable	150	(1,004)	1,534
Accrued expenses	983	(48)	2,665
Deferred revenue	—	(12,690)	(16,127)
Net cash used in operating activities	(30,171)	(44,816)	(36,365)
Cash flows from investing activities:
Purchases of available for sale securities	(201,210)	(49,797)	(79,889)
Sales and maturities of available for sale securities	53,638	66,770	11,548
Acquisition of property and equipment	(82)	(220)	(1,081)
Net cash provided by (used in) investing activities	(147,654)	16,753	(69,422)
Cash flows from financing activities:
Issuance of common stock, net of offering expenses	210,582	11,422	87,910
Issuance of common stock from equity incentive plans	1,535	216	242
Finance lease principal payments	—	(54)	(209)
Net cash provided by financing activities	212,117	11,584	87,943
Effect of exchange rate changes on cash and cash equivalents	511	262	(1,205)
Net increase (decrease) in cash and cash equivalents	34,803	(16,217)	(19,049)
Cash and cash equivalents, beginning year	15,789	32,006	51,055
Cash and cash equivalents, end of year	$50,592	$15,789	$32,006
Supplemental disclosures of cash flow information:
Right of use assets obtained in exchange for operating lease liabilities	$4,784	$309	$—

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

KalVista has created a structurally diverse portfolio of oral plasma kallikrein inhibitors and advanced multiple drug candidates into clinical trials in order to create best-in-class oral therapies for both HAE and DME. In February 2021 the Company announced positive data from a Phase 2 clinical study of KVD900 as a potential on-demand therapy for acute HAE attacks. KVD824 is KalVista’s next oral program to be developed for HAE, currently being developed as a twice-daily potential oral prophylactic treatment for HAE. In the case of DME, KVD001, an intravitreally delivered plasma kallikrein inhibitor in development for potential treatment of DME, completed a Phase 2 clinical trial in 2019.

The Company’s headquarters is located in Cambridge, Massachusetts, with additional offices and research activities located in Porton Down, United Kingdom, Salt Lake City, Utah and Boston, Massachusetts.

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

The Company has funded its operations primarily through the issuance of stock. As of April 30, 2021, the Company had an accumulated deficit of $167.8 million and cash, cash equivalents and marketable securities totaling $248.9 million. The Company’s working capital, primarily cash, cash equivalents and marketable securities, is anticipated to fund the Company’s operations for at least 12 months beyond the date of issuance of the consolidated financial statements.

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

Foreign currency: The functional currency of the Company’s U.K. subsidiary is the British Pound Sterling. Assets and liabilities of the foreign subsidiary are translated using the exchange rate existing on each respective balance sheet date. Revenues and expenses are translated using average exchange rates prevailing throughout the year. The translation adjustments resulting from this process are included as a component of the accumulated other comprehensive loss. In addition, the Company engages in transactions and holds balances denominated and settled in currencies other than the functional currency, and transaction gains or losses are recorded in the consolidated statement of operations.

Segment Reporting: The chief operating decision maker, the CEO, manages the Company’s operations as a single operating segment for the purposes of assessing performance and making operating decisions.

Recent Accounting Pronouncements: In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach on expected losses to estimate credit losses on certain financial instruments, including trade receivables and available-for-sale debt securities. The new guidance is effective for the Company as of May 1, 2023. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

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

Asset Classification	Estimated Useful Life
Machinery and equipment	1-5 Years
Computer equipment	3-4 Years
Leasehold improvements	15 Years or term of lease, if shorter

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

Merck Arrangement: On October 6, 2017, the Company entered into an Option Agreement with a customer to acquire certain intellectual property that was in development and granted that customer a non-exclusive license to use the compounds solely for research purposes, while the Company was required to use its diligent efforts to develop the intellectual property through the completion of Phase 2 clinical trials. Under the terms of this arrangement, the Company received an upfront fee of $37 million in November 2017, which was recognized as a contract liability upon receipt. The Company evaluated the revenue arrangement and determined that there were two performance obligations and the amounts allocated to each performance obligation were recognized as revenue using an input method. On February 10, 2020, the Company announced that the arrangement had expired, and the Company concluded that the performance obligations were completed in the fourth quarter of the fiscal year ended April 30, 2020. For the fiscal years ended April 30, 2020 and 2019, the Company recognized $12.7 million and $16.1 million, respectively.

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

Potential dilutive common share equivalents consist of:

	April 30,
	2021	2020	2019
Stock options and awards	2,836,598	2,320,677	1,784,338

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. As a result, there is no difference between the Company’s basic and diluted loss per share in the periods presented.

Fair value measurement: The Company classifies fair value measurements using a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1, such as quoted market prices for similar instruments or for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. These fair values are obtained from independent pricing services, which utilize Level 1 and Level 2 inputs.

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of April 30, 2021 and 2020:

	Level 1	Level 2	Level 3	Balance at April 30, 2021
Cash equivalents	$2,985	$—	$—	$2,985
Marketable securities:
Corporate debt securities	—	157,873	—	157,873
U.S. government agency securities	—	40,464	—	40,464
	$2,985	$198,337	$—	$201,322

	Level 1	Level 2	Level 3	Balance at April 30, 2020
Cash equivalents	$650	$—	$—	$650
Marketable securities:
Corporate debt securities	—	39,216	—	39,216
U.S. government agency securities	—	12,709	—	12,709
	$650	$51,925	$—	$52,575

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

The following tables summarize the fair value of the Company’s investments by type as of April 30, 2021 and 2020:

	April 30, 2021
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$158,063	$55	$(245)	$157,873
Obligations of the U.S. Government and its agencies	40,473	7	(16)	40,464
Total investments	$198,536	$62	$(261)	$198,337

	April 30, 2020
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$38,922	$295	$(1)	$39,216
Obligations of the U.S. Government and its agencies	12,534	175	—	12,709
Total investments	$51,456	$470	$(1)	$51,925

The following table summarizes the scheduled maturity for the Company’s investments at April 30, 2021:

April 30,
2021
Maturing in one year or less	$129,235
Maturing after one year through two years	50,542
Maturing after two years through four years	18,560
Total investments	$198,337

Note 4. Property and Equipment

At April 30, 2021 and 2020, property and equipment consisted of (in thousands):

	2021	2020
Laboratory equipment	$1,748	$1,543
Office equipment	45	36
Furniture & fixtures	215	185
Leasehold improvements	1,872	1,647
Total property and equipment at cost	3,880	3,411
Less: Accumulated depreciation	(2,089)	(1,368)
Property and equipment, net	$1,791	$2,043

For the years ended April 30, 2021, 2020 and 2019, depreciation expense was $537,000, $512,000 and $378,000, respectively.

Note 5. Accrued Expenses

At April 30, 2021 and 2020, accrued expenses consisted of (in thousands):

	2021	2020
Accrued research expense	$2,476	$2,821
Accrued compensation	3,507	2,333
Accrued professional fees	557	173
Other accrued expenses	390	128
Total accrued expenses	$6,930	$5,455

Note 6. Stockholder’s Equity

Public Offering of Common Stock

On February 16, 2021, the Company completed a public offering of 6,181,250 shares of its common stock at a price of $36.00 per share, including the underwriters’ full exercise of their option to purchase 806,250 additional shares of common stock. The total net proceeds to the Company were $209.2 million, after deducting underwriting discounts, commissions, and other offering expenses payable by the Company.

On May 21, 2021, the Company filed a shelf registration statement pursuant to which the Company may offer and sell securities having an aggregate public offering price of up to $300 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement with a sales agent, pursuant to which the Company may issue and sell shares of its common stock under an at-the-market (the “ATM”) offering program.

Note 7. Stock-Based Compensation

The Company has three plans that provide for equity-based compensation. Two are legacy plans for which no further grants are to be made. As of April 30, 2021, 853,743 stock options remain available for grant under the 2017 Equity Incentive Plan (“2017 Plan”). There are 3,690,341 shares of the Company’s common stock that are reserved for issuance upon exercise or settlement of stock options or other awards under these plans. Initial awards generally vest 25% after one year and then ratably on a monthly basis over the next three years. Recurring grants typically vest on a monthly basis over four years. Stock option grants expire after ten years.

The Company also has in place the 2017 Employee Stock Purchase Plan (“ESPP”), under which employees have the option to purchase the Company’s common stock at a discount of 15% from the market price during predetermined offering periods each year.  There are 448,295 shares available for future issuance under the ESPP as of April 30, 2021. Activity under the ESPP was not significant in the periods presented.

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

The fair value of the share-based awards was measured with the following weighted-average assumptions for the fiscal years ended April 30:

	2021	2020	2019
Risk-free interest rate	0.47%	2.06%	2.90%
Expected life of the options	6.25 years	6.25 years	6.25 years
Expected volatility of the underlying stock	81.7%	81.1%	77.2%
Expected dividend rate	0%	0%	0%

Stock-based compensation was reflected in the Company’s consolidated statement of operations and comprehensive loss as follows (in thousands):

	Year ended April 30,
	2021	2020	2019
Research and development	$3,174	$1,944	$2,005
General and administrative	3,944	2,504	961
Total stock-based compensation expense	$7,118	$4,448	$2,966

A summary of option activity for the year ended April 30, 2021 and changes during the years then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at May 1, 2020	2,300,677	$13.27	7.83	$4,899
Exercised	(246,575)	7.71
Granted	835,500	11.82
Cancelled	(53,004)	18.85
Outstanding at April 30, 2021	2,836,598	$13.22	7.60	$33,514
Exercisable at April 30, 2021	1,446,403	$11.40	6.73	$19,661
Vested and expected to vest at April 30, 2021	2,836,598	$13.22	7.60	$33,514

The weighted-average grant date fair value of stock options granted during the years ended April 30, 2021, 2020 and 2019 was $8.24, $15.76, and $9.62, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the years ended April 30, 2021, 2020 and 2019 was $4,200,000, $431,000 and $950,000, respectively. The total cash received by the Company as a result of employee stock option exercises during the years ended April 30, 2021, 2020 and 2019 was $1,535,000, $216,000, and $242,000, respectively.

During the fiscal year ended April 30, 2021, the Company recognized $0.4 million of compensation expense related to the vesting of 45,000 performance stock units that were granted in 2018. As of April 30, 2021, there are no additional performance stock units remaining.

As of April 30, 2021, there was $13.0 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of 2.6 years.

Note 8. Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has a contractual obligation related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining commitments, which have cancellation provisions, totaled $32.2 million as of April 30, 2021.

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

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at April 30, 2021 and 2020.

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

Note 9. Leases

The Company has a lease agreement for approximately 2,700 square feet of space for its headquarters located in Cambridge, Massachusetts that commenced in September 2017 and runs through September 2028. In November 2021, the Company expanded the Cambridge headquarter premises by approximately 5,600 additional square feet, the lease for which also runs through September 2028.

The Company has lease agreements for approximately 13,400 square feet of office and research laboratory space located in Porton Down, United Kingdom that runs through April 2028, with an option to terminate in April 2023. The Company is reasonably certain that it will not terminate the lease in April 2023, therefore the entire lease terms are included in the calculation of the lease liabilities. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

The Company is also party to several operating leases for office and laboratory space as well as certain lab equipment. Total rent expense was $926,000, $743,000 and $677,000 for the years ended April 30, 2021, 2020 and 2019, respectively and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

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

The following table summarizes lease costs included in research and development and general and administrative expense for the years ended April 30, 2021 and 2020 (in thousands):

	2021	2020
Operating lease costs	$926	$743
Finance Lease Costs	—	54
Short-term lease costs	13	13
Variable lease costs	149	47
Total lease costs	$1,088	$857

The following table summarizes the undiscounted payments due under lease liabilities and the present value of those liabilities as of April 30, 2021 (in thousands):

Years ending April 30,	Operating Leases
2022	$1,310
2023	1,107
2024	971
2025	991
2026	1,012
Thereafter	2,470
Total lease payments	7,861
Less: imputed interest	1,952
Total lease liabilities	5,909
Current lease liabilities	863
Long-term lease liabilities	$5,046

The following table summarizes the lease term and discount rate as of April 30, 2021 and 2020:

	2021	2020
Weighted-average remaining lease term (years)	6.8	4.8
Weighted-average discount rate	9.0%	9.0%

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities for the years ended April 30, 2021 and 2020 (in thousands):

	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$696	$708
Cash paid for amounts included in the measurement of finance lease liabilities	$—	$54

Note 10. Income Taxes

The components of the Company’s loss before income taxes for the years ended April 30 consisted of the following (in thousands):

	2021	2020	2019
Domestic	$(10,909)	$(6,337)	$(5,006)
Foreign	(35,335)	(22,903)	(15,686)
	$(46,244)	$(29,240)	$(20,692)

For the year ended April 30, 2021, the Company did not record any U.S. Federal income tax benefit or expense. For the years ended April 30, 2020 and 2019, the Company recorded a U.S. Federal income tax benefit of $124,000 and a U.S. Federal income tax expense of $124,000, respectively.

A reconciliation between the effective tax rates and statutory rates for the years ended April 30 is as follows:

	2021	2020	2019
Income tax benefit at U.S. federal statutory rate	21.0%	21.0%	21.0%
Foreign rate differential	(1.6)%	(1.6)%	(0.9)%
Nondeductible expenses - UK R&D credit	(8.3)%	(12.1)%	(5.9)%
Other	0.4%	(0.5)%	(0.9)%
Globl Intangible Low-Taxed Income ("GILTI")	—	—	(7.6)%
Valuation allowance	(11.5)%	(6.6)%	(6.3)%
	—	0.2%	(0.6)%

The tax effect of significant temporary differences representing deferred tax assets and liabilities as of April 30 is as follows (in thousands):

	2021	2020
Net operating loss (“NOL”) carryforwards	$14,410	$7,367
Other	2,620	2,162
Valuation allowance	(17,030)	(9,529)
Net deferred tax asset	$—	$—

Management of the Company has determined it is not more likely than not that the Company will recognize the benefits of net deferred tax assets, the majority of which are NOLs, and has provided a valuation allowance for the full amount of deferred tax assets as of April 30, 2021 and 2020, respectively. During the years ended April 30, 2021, 2020 and 2019 the valuation allowance changed by $7.5 million, $1.1 million and $1.6 million, respectively. Realization of deferred tax assets is dependent upon the generation of future taxable income.

The ability to utilize the Company’s domestic net operating losses is limited due to changes in ownership as defined by Section 382 of the Internal Revenue Code (the “Code”). Under the provisions of Sections 382 and 383 of the Code, a change of control, as defined in the Code, imposes an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes that can be used to reduce future tax liabilities. The Company determined that ownership changes occurred as a result of public offerings in December 2005, a transaction in November 2016 and a public offering in September 2018.

As of April 30, 2021, the Company has NOL carryforwards for U.S. federal income taxes of $6 million that expire in 2036 and $6 million that can be carried forward indefinitely. The $6 million of NOL expiring in 2036 is subject to an annual 382 limitation of $0.3 million. The $6 million of indefinite NOL is not currently subject to an annual 382 limitation. The Company also has NOL carryforwards for state income taxes of $14 million that begin to expire in 2036 and NOL carryforwards for U.K. income taxes of $58 million that do not expire.

In addition, the Company has $77 million of NOLs subject to 382 limitation arising from the aforementioned ownership changes. It is estimated that the effect of Section 382 will substantially limit the amount of the net operating loss carryforwards that are available to offset future taxable income. Due to the limitations, the Company expects these NOL to go unutilized and are not recognized.

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company files U.S. Federal tax returns, as well as certain state returns. The Company also files returns in the United Kingdom. The Company is subject to U.S. Federal, state, and U.K. income tax examinations by authorities for tax years ending after 2016. There are currently no federal, state, or U.K. audits in process. Management has analyzed the Company’s tax positions taken for all open tax years and has concluded that no provision for unrecognized tax benefits from uncertain tax positions is required in the Company’s consolidated financial statements.

Note 11. Defined Contribution Plans

Participation in a personal pension plan is available to all U.K. based employees of the Company upon commencement of their employment. Employer contributions are made in accordance with the terms and conditions of the employment contract. Employees may contribute additionally in accordance with the prevailing statutory limitations. Employees of the U.S. parent company are eligible to participate in the Company's 401(k) Plan. The Company matches up to 4% of employee contributions to the Plan. Total employer contributions to both plans for the years ended April 30, 2021, 2020 and 2019 were $388,000, $314,000 and $237,000 respectively.

Note 12. Other Income

As of April 30, 2021 and 2020, the Company had research and development tax credits receivable totaling $10.4 million and $16.5 million, respectively. This tax credit is related to a tax scheme for small and medium enterprises in the United Kingdom as well as an R&D expenditure credit system that allows the Company to file a claim for cash credit in proportion to the Company’s R&D expenditure for the year. This amount is included in other income, as it is a refundable credit that does not depend on the Company’s ongoing tax status or position. The Company recognized $9.8 million, $9.5 million and $7.6 million related to these programs in the years ended April 30, 2021, 2020 and 2019, respectively. For the years ended April 30, 2021, 2020 and 2019 other income also included $0.2 million, $0.3 million, and $0.1 million of realized gains from the sale of available for sale securities, respectively.