Form 10-Q
period 2021-07-31
KalVista Pharmaceuticals, Inc.
filed 2021-09-09
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of September 7, 2021, the registrant had 24,437,866 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	July 31,	April 30,
	2021	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$48,343	$50,592
Marketable securities	182,288	198,337
Research and development tax credit receivable	13,613	10,418
Prepaid expenses and other current assets	5,538	4,917
Total current assets	249,782	264,264
Property and equipment, net	1,944	1,791
Right of use assets	7,207	5,758
Other assets	200	200
Total assets	$259,133	$272,013
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,448	$1,981
Accrued expenses	5,876	6,930
Lease liability - current portion	905	863
Total current liabilities	8,229	9,774
Long-term liabilities:
Lease liability - net of current portion	6,474	5,046
Total long-term liabilities	6,474	5,046
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 24,437,515 at July 31, 2021 and 24,422,531 at April 30, 2021	24	24
Additional paid-in capital	429,840	426,437
Accumulated deficit	(183,945)	(167,836)
Accumulated other comprehensive loss	(1,489)	(1,432)
Total stockholders’ equity	244,430	257,193
Total liabilities and stockholders’ equity	$259,133	$272,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	July 31,
	2021	2020
Revenue	$—	$—
Operating expenses:
Research and development	13,669	11,165
General and administrative	5,847	3,278
Total operating expenses	19,516	14,443
Operating loss	(19,516)	(14,443)
Other income:
Interest income	274	259
Foreign currency exchange (loss) gain	(51)	438
Other income	3,184	2,932
Total other income	3,407	3,629
Net loss	$(16,109)	$(10,814)
Other comprehensive (loss) income:
Foreign currency translation adjustments	49	338
Unrealized holding (loss) gain on marketable securities	(129)	(5)
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	23	(70)
Other comprehensive (loss) income	(57)	263
Comprehensive loss	$(16,166)	$(10,551)
Net loss per share to common stockholders, basic and diluted	$(0.66)	$(0.61)
Weighted average common shares outstanding, basic and diluted	24,429,919	17,848,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended July 31, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2021	24,422,531	$24	$426,437	$(167,836)	$(1,432)	$257,193
Issuance of common stock from equity incentive plans	14,984	—	608	—	—	608
Stock-based compensation expense	—	—	2,795	—	—	2,795
Net loss	—	—	—	(16,109)	—	(16,109)
Foreign currency translation adjustment	—	—	—	—	49	49
Unrealized holding losses from marketable securities	—	—	—	—	(129)	(129)
Reclassification adjustment for realized loss on marketable securities included in net loss	—	—	—	—	23	23
Balance at July 31, 2021	24,437,515	$24	$429,840	$(183,945)	$(1,489)	$244,430

	Three Months Ended July 31, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2020	17,845,599	$18	$207,208	$(121,592)	$(1,882)	$83,752
Issuance of common stock from equity incentive plans	34,815	—	46	—	—	46
Stock-based compensation expense	—	—	1,188	—	—	1,188
Net loss	—	—	—	(10,814)	—	(10,814)
Foreign currency translation adjustment	—	—	—	—	338	338
Unrealized holding losses from marketable securities	—	—	—	—	(5)	(5)
Reclassification adjustment for realized (gain) on marketable securities included in net loss	—	—	—	—	(70)	(70)
Balance at July 31, 2020	17,880,414	$18	$208,442	$(132,406)	$(1,619)	$74,435

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	July 31,
	2021	2020
Cash flows from operating activities
Net loss	$(16,109)	$(10,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	132	128
Stock-based compensation expense	2,795	1,188
Realized loss (gain) from sale of marketable securities	23	(70)
Non-cash operating lease expense	22	8
Amortization of premium on marketable securities	753	68
Foreign currency exchange loss (gain)	14	(432)
Changes in operating assets and liabilities:
Research and development tax credit receivable	(3,211)	4,462
Prepaid expenses and other current assets	(625)	1,301
Accounts payable	(528)	35
Accrued expenses	(1,001)	538
Net cash used in operating activities	(17,735)	(3,588)
Cash flows from investing activities
Purchases of marketable securities	(19,036)	(9,807)
Sales and maturities of marketable securities	34,204	15,342
Acquisition of property and equipment	(287)	(22)
Net cash provided by investing activities	14,881	5,513
Cash flows from financing activities
Issuance of common stock from equity incentive plans	608	46
Net cash provided by financing activities	608	46
Effect of exchange rate changes on cash and cash equivalents	(3)	254
Net (decrease) increase in cash and cash equivalents	(2,249)	2,225
Cash and cash equivalents at beginning of period	50,592	15,789
Cash and cash equivalents at end of period	$48,343	$18,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	The Company

Company Background

KalVista Pharmaceuticals, Inc. (“KalVista” or the “Company”) is a clinical stage pharmaceutical company focused on the discovery, development, and commercialization of small molecule protease inhibitors for diseases with significant unmet need. The Company applies its insights into the chemistry and biology of proteases to develop orally delivered, small molecule inhibitors with high selectivity, potency, and bioavailability that it believes will make them successful treatments for disease. The Company has used these capabilities to develop a proprietary portfolio of novel, small molecule plasma kallikrein inhibitors targeting hereditary angioedema (HAE) and diabetic macular edema (DME).

In February 2021 the Company announced positive data from a Phase 2 clinical study of KVD900 as a potential on-demand therapy for acute HAE attacks. An end-of-Phase 2 meeting with the FDA is scheduled for this calendar quarter, following which the Company intends to commence a Phase 3 clinical trial. KVD824 is KalVista’s next oral program to be developed for HAE, currently being developed as a twice-daily potential oral prophylactic treatment for HAE. This program has commenced the Phase 2 KOMPLETE clinical trial. In the case of DME, KVD001, an intravitreally delivered plasma kallikrein inhibitor in development for potential treatment of DME, completed a Phase 2 clinical trial in 2019.

The Company’s headquarters is located in Cambridge, Massachusetts, with research activities located in Porton Down, United Kingdom, Salt Lake City, Utah and Boston, Massachusetts.

COVID-19

As a result of the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”) pandemic, the Company has experienced delays, with respect to the Company’s clinical trials, and may experience future delays in enrollment, site initiation, participant dosing, distribution of clinical trial materials, study monitoring and data analysis, any of which could materially adversely impact the Company’s business, results of operations and overall financial performance in future periods. Any such delays to the Company’s planned clinical timelines for KVD900 and KVD824 could also impact the use and sufficiency of existing cash reserves, and the Company may be required to raise additional capital earlier than previously planned. The Company may be unable to raise additional capital if and when needed, which may result in further delays or suspension of development plans. The extent to which COVID-19 may impact the Company’s financial condition, results of operations or cash flows is uncertain and will continue to be monitored closely.

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

To date, the Company has not generated any product sales revenues and does not have any products that have been approved for commercialization. As of July 31, 2021, the Company had an accumulated deficit of $183.9 million and $230.6 million of cash, cash equivalents and marketable securities. The Company does not expect to generate significant revenue unless and until it obtains regulatory approval for, and commercializes, one of its current or future product candidates. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to increase as it continues the development of, and seeks regulatory approvals for, product candidates, and begins to commercialize any approved products. The Company is subject to all of the risks inherent in the development of new therapeutic products, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. There were no adjustments other than normal recurring adjustments. These unaudited interim condensed consolidated financial results are not necessarily indicative of the results to be expected for the year ending April 30, 2022, or for any other future annual or interim period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended April 30, 2021 in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on July 13, 2021.

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

Potential dilutive common share equivalents consist of:

	July 31,
	2021	2020
Stock options and awards	3,507,452	2,991,653

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

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of July 31, 2021 and April 30, 2021 (in thousands):

				Balance at
	Level 1	Level 2	Level 3	July 31, 2021
Cash equivalents	$4,178	$—	$—	$4,178
Marketable securities:
Corporate debt securities	—	147,976	—	147,976
U.S. government agency securities	—	34,312	—	34,312
	$4,178	$182,288	$—	$186,466

				Balance at
	Level 1	Level 2	Level 3	April 30, 2021
Cash equivalents	$2,985	$—	$—	$2,985
Marketable securities:
Corporate debt securities	—	157,873	—	157,873
U.S. government agency securities	—	40,464	—	40,464
	$2,985	$198,337	$—	$201,322

3.	Marketable Securities

The objectives of the Company’s investment policy are to ensure the safety and preservation of invested funds, as well as to maintain liquidity sufficient to meet cash flow requirements. The Company invests its excess cash in securities issued by financial institutions, commercial companies, and government agencies that management believes to be of high credit quality in order to limit the amount of its credit exposure. The Company has not realized any material losses from its investments.

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

The following tables summarize the fair values of the Company’s investments by type as of July 31, 2021 and April 30, 2021 (in thousands):

	July 31, 2021
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$148,265	$33	$(322)	$147,976
Obligations of the U.S. Government and its agencies	34,328	3	(19)	34,312
Total	$182,593	$36	$(341)	$182,288

	April 30, 2021
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$158,063	$55	$(245)	$157,873
Obligations of the U.S. Government and its agencies	40,473	7	(16)	40,464
Total	$198,536	$62	$(261)	$198,337

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

As of July 31, 2021, unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

The following table summarizes the scheduled maturity for the Company’s marketable securities at July 31, 2021 (in thousands):

July 31, 2021
Maturing in one year or less	$126,975
Maturing after one year through two years	34,419
Maturing after two years through four years	20,894
Total	$182,288

4.	Accrued Expenses

Accrued expenses consisted of the following as of July 31, 2021 and April 30, 2021 (in thousands):

	July 31,	April 30,
	2021	2021
Compensation expense	$1,579	$3,507
Research expense	3,387	2,476
Professional fees	730	557
Other expenses	180	390
	$5,876	$6,930

5.	Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has a contractual obligation related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining commitments, which have cancellation provisions, total $29.1 million at July 31, 2021.

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

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at July 31, 2021.

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

The Company has lease agreements for approximately 13,400 square feet of office and research laboratory space located in Porton Down, United Kingdom that run through April 2028, with an option to terminate in April 2023, therefore the entire lease terms are included in the calculation of the lease liabilities. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

The Company is also party to several operating leases for office and laboratory space as well as certain lab equipment. During the three months ended July 31, 2021, the Company signed an amendment to increase the amount of laboratory space it is leasing in Cambridge, Massachusetts. Per the terms of this amendment, average annual rent for this laboratory space will be approximately $300,000.

Total rent expense was $410,000 and $200,000 for the three months ended July 31, 2021 and 2020, respectively and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of July 31, 2021 (in thousands):

Fiscal Years	Operating Leases
2022	$1,105
2023	1,419
2024	1,292
2025	1,322
2026	1,353
Thereafter	3,336
Total lease payments	9,827
Less: imputed interest	(2,448)
Total lease liabilities	7,379
Current lease liabilities	905
Long-term lease liabilities	$6,474

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Earlier in 2021 we announced that the FDA placed a clinical hold on our proposed Phase 2 clinical trial of KVD824. This was based upon certain preclinical data included in our Investigational New Drug Application (“IND”), for which they requested additional information and analysis. In August 2021 we submitted our response to the FDA on their requests and are awaiting their response. We are prepared to initiate the trial in the US upon clearance from the FDA to proceed.

This trial is also intended to be conducted in multiple other countries, and we have completed regulatory filings in all those locations. The Phase 2 clinical regulatory submissions for KVD824 have been approved in Canada, Australia, New Zealand and the UK, and we commenced enrollment for the study in August 2021.

KOMPLETE is the worldwide Phase 2 clinical trial of KVD824, and is a randomized, double-blind, parallel group design evaluating twice-daily dosing of 300 mg, 600 mg, and 900 mg KVD824 against placebo for 12 weeks.  The trial will enroll 48 HAE patients randomized into four equal arms after they report experiencing a minimum of three attacks during an eight-week run-in period. Patients will take two doses of their assigned medication daily, in the morning and evening. The primary endpoint of the trial is the rate of investigator confirmed HAE attacks during the treatment period. Secondary endpoints include the proportion of subjects without investigator confirmed HAE attacks, the rate of investigator confirmed HAE attacks that require conventional treatment, angioedema quality-of-life (AE-QoL) and angioedema control test (AECT) scores, and the proportion of participants with an AECT score greater than or equal to 12. KOMPLETE will be conducted at approximately 36 sites in 13 countries.

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

The extent of the impact of the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”) on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our preclinical and clinical trials, employee or industry events, effect on our suppliers and manufacturers, and impact on the healthcare systems, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects continue to affect the locations where we, our manufacturers, suppliers or third-party business partners conduct business. Although we have continued our operations and clinical trials to date, we have experienced, and if there are renewed or continued closures of business in the European Union, the United States or the United Kingdom, or other impacted areas, we may continue to experience, further delays in our preclinical studies or planned clinical trials, which could materially adversely impact our business, results of operations and overall financial performance in future periods. In addition, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to continued restrictions on travel and in-person meetings, delays in future site activations and future enrollment of clinical trials, prioritization of hospital resources toward the COVID-19 pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for our product candidates. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. See “Risk Factors” included in our Annual Report on Form 10-K for the year ended April 30, 2021, for further information of the possible impact of the COVID-19 pandemic on our business.

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

We expect to continue to incur substantial expenses related to development activities for the foreseeable future as we conduct clinical development, manufacturing, and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates.

Completion dates and costs for clinical development programs as well as our research program can vary significantly for each current and future product candidate and are difficult to predict. As a result, we cannot currently estimate with any degree of certainty the costs associated with development of our product candidates. We anticipate making determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of early research programs, results of ongoing and future clinical trials, our ability to enter into collaborative agreements with respect to programs or potential product candidates, as well as ongoing assessments as to the commercial potential of each current or future product candidate.

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

Income Taxes

We historically have incurred net losses and had no corporation tax liabilities. We file U.S. Federal tax returns, as well as certain state returns. We also file returns in the United Kingdom. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. Because of the operating losses and the full valuation allowance provided on all deferred tax assets, including the net operating losses, no tax provision has been recognized in the three months ended July 31, 2021.

Results of Operations

Comparison of the three months ended July 31, 2021 and 2020

The following table sets forth the key components of our results of operations for the three months ended July 31, 2021 and 2020 (in thousands):

	Three Months Ended
	July 31,		Increase
	2021	2020	(decrease)

Revenue	$—	$—	-
Operating expenses
Research and development expenses	13,669	11,165	2,504
General and administrative expenses	5,847	3,278	2,569
Other income
Interest, exchange rate gain and other income	3,407	3,629	(222)

Revenue. No revenue was recognized in the quarters ended July 31, 2021 or 2020.

Research and Development Expenses. Research and development expenses increased $2.5 million due to an increase in spending on preclinical activities of $2.8 million and an increase in spending on KVD824 of $0.1 million, offset by a decrease in spending on KVD900 of $0.3 million and a decrease in spending on KVD001 of $0.1 million as compared to the same period in the prior fiscal year. The impact of exchange rates on research and development expenses resulted in an increase to expenses of $1.1 million in the three months ended July 31, 2021 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	July 31,
	2021	2020
KVD001	$32	$86
KVD900	4,097	4,451
KVD824	2,380	2,288
Preclinical activities	7,160	4,340
Total	$13,669	$11,165

Expenses for the KVD001 program decreased primarily due to the completion of the KVD001 Phase 2 clinical trial. We anticipate that expenses will remain at a low rate as we determine next steps for the KVD001 program.

Expenses for the KVD900 program decreased primarily due to the completion of its Phase 2 clinical trial in February 2021. We anticipate that these expenses will increase above current levels as we initiate the Phase 3 clinical trial of KVD900.

Expenses for the KVD824 program remained relatively consistent due to the FDA placing a clinical hold on our Investigational New Drug Application (“IND”) for a Phase 2 clinical trial in April 2021. We anticipate that these expenses will increase above current levels as we have submitted our response to the FDA and are awaiting their response on the Phase 2 trial commencement.

Expenses for preclinical activities increased primarily due to additional projects and higher headcount compared to the same period in the prior year. We anticipate that these expenses will continue to increase as we continue to progress our Factor XIIa program and conduct other preclinical activities.

General and Administrative Expenses. General and administrative expenses increased $2.6 million due to an increase in compensation expense of $1.4 million from increased headcount and stock-based compensation, an increase in commercial planning expenses of $0.5 million, an increase in professional fees of $0.3 million, and an increase in other administrative expenses of $0.4 million. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company.

Other Income. Other income decreased $0.2 million primarily due to a decrease of $0.5 million in foreign currency exchange rate gains from transactions denominated in foreign currencies in our U.K. subsidiary, offset by an increase of $0.3 million in income from research and development tax credits.

Liquidity and Capital Resources

We have funded operations primarily through the issuance of capital stock. Our working capital, primarily cash and marketable securities, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued, subject to the potential impact of COVID-19.

Cash Flows

The following table shows a summary of the net cash flow activity for the three months ended July 31, 2021 and 2020 (in thousands):

	Three Months Ended
	July 31,
	2021	2020

Cash flows used in operating activities	$(17,735)	$(3,588)
Cash flows provided by investing activities	14,881	5,513
Cash flows provided by financing activities	608	46
Effect of exchange rate changes on cash and cash equivalents	(3)	254
Net (decrease) increase in cash and cash equivalents	$(2,249)	$2,225

Net cash used in operating activities

Net cash used in operating activities was $17.7 million for the three months ended July 31, 2021 and primarily consisted of a net loss of $16.1 million adjusted for stock-based compensation of $2.8 million, an increase in the research and development tax credit receivable of $3.2 million, a decrease in accrued expenses of $1.0 million, and other changes in net working capital. The cash flows from the research and development tax credit decreased due to the timing of the receipt of prior year tax credits offset by new tax credit deferrals as compared to the prior fiscal quarter. Net cash used in operating activities was $3.6 million for the three months ended July 31, 2020 and primarily consisted of a net loss of $10.8 million adjusted for stock-based compensation expense of $1.2 million, a decrease in the research and development tax credit receivable of $4.5 million, a decrease in prepaid expenses and other current assets of $1.3 million, and other changes in net working capital.

Net cash provided by investing activities

Net cash provided by investing activities for the three months ended July 31, 2021 was $14.9 million and primarily consisted of the sales and maturities of marketable securities of $34.2 million offset by purchases of marketable securities of $19.1 million, as compared to $5.5 million provided by investing activities during the same period in the prior year primarily due to purchases of marketable securities of $9.8 million offset by sales and maturities of marketable securities of $15.3 million.

Net cash provided by financing activities

Net cash provided by financing activities during the three months ended July 31, 2021 was $0.6 million and consisted of the issuance of common stock from equity incentive plans, compared to $46,000 in the same period in the prior year which also consisted of the issuance of common stock from equity incentive plans.

In May 2021, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (the “2021 Sales Agreement”), through which we may offer and sell shares of our common stock having an aggregate offering of up to $100.0 million through Cantor Fitzgerald & Co., as our sales agent. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreement. During the three months ended July 31, 2021, we did not offer or sell any shares under the 2021 Sales Agreement.

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

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity and debt financings, collaborations, strategic partnerships, and licensing arrangements. To the extent that additional capital is raised through the sale of stock or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these newly issued securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct business. Additional fundraising through collaborations, strategic partnerships or licensing arrangements with third parties may require us to relinquish valuable rights to product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and commercialize other product candidates even if we would otherwise prefer to develop and commercialize such product candidates internally.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, filed with the SEC on July 13, 2021. We are party to several operating leases for office and laboratory space as of July 31, 2021.

Off-Balance Sheet Arrangements

At July 31, 2021 we were not a party to any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported revenue and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 to the unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our significant accounting policies and assumptions used in applying those policies. The accounting policies and estimates that we deem to be critical are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, filed with the SEC on July 13, 2021.

Recently Issued Accounting Pronouncements

Not applicable.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2021.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, even though most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on the operating effectiveness.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 filed with the SEC on July 13, 2021, which may materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KALVISTA PHARMACEUTICALS, INC.

Date: September 9, 2021	By:	/s/ T. Andrew Crockett
T. Andrew Crockett Chief Executive Officer (Principal Executive Officer)

Date: September 9, 2021	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)