Form 10-Q
period 2021-10-31
KalVista Pharmaceuticals, Inc.
filed 2021-12-09
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2021

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

As of December 7, 2021, the registrant had 24,469,801 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	October 31,	April 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$46,491	$50,592
Marketable securities	163,322	198,337
Research and development tax credit receivable	17,399	10,418
Prepaid expenses and other current assets	7,266	4,917
Total current assets	234,478	264,264
Property and equipment, net	2,180	1,791
Right of use assets	6,959	5,758
Other assets	193	200
Total assets	$243,810	$272,013
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,159	$1,981
Accrued expenses	6,025	6,930
Lease liability - current portion	930	863
Total current liabilities	10,114	9,774
Long-term liabilities:
Lease liability - net of current portion	6,224	5,046
Total long-term liabilities	6,224	5,046
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 24,443,432 at October 31, 2021 and 24,422,531 at April 30, 2021	24	24
Additional paid-in capital	432,763	426,437
Accumulated deficit	(203,595)	(167,836)
Accumulated other comprehensive loss	(1,720)	(1,432)
Total stockholders’ equity	227,472	257,193
Total liabilities and stockholders’ equity	$243,810	$272,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	17,546	9,148	31,215	20,313
General and administrative	6,057	3,633	11,903	6,912
Total operating expenses	23,603	12,781	43,118	27,225
Operating loss	(23,603)	(12,781)	(43,118)	(27,225)
Other income:
Interest income	290	193	564	451
Foreign currency exchange (loss) gain	(280)	(24)	(331)	414
Other income	3,943	2,186	7,127	5,119
Total other income	3,953	2,355	7,360	5,984
Net loss	$(19,650)	$(10,426)	$(35,758)	$(21,241)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(33)	(127)	16	211
Unrealized holding (loss) gain on marketable securities	(295)	(164)	(424)	(169)
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	97	(46)	120	(116)
Other comprehensive (loss) income	(231)	(337)	(288)	(74)
Comprehensive loss	$(19,881)	$(10,763)	$(36,046)	$(21,315)
Net loss per share to common stockholders, basic and diluted	$(0.80)	$(0.58)	$(1.46)	$(1.19)
Weighted average common shares outstanding, basic and diluted	24,439,623	17,907,393	24,434,852	17,877,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Six Months Ended October 31, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2021	24,422,531	$24	$426,437	$(167,836)	$(1,432)	$257,193
Issuance of common stock from equity incentive plans	14,984	—	608	—	—	608
Stock-based compensation expense	—	—	2,795	—	—	2,795
Net loss	—	—	—	(16,109)	—	(16,109)
Foreign currency translation adjustment	—	—	—	—	49	49
Unrealized holding losses from marketable securities	—	—	—	—	(129)	(129)
Reclassification adjustment for realized loss on marketable securities included in net loss	—	—	—	—	23	23
Balance at July 31, 2021	24,437,515	$24	$429,840	$(183,945)	$(1,489)	$244,430
Issuance of common stock from equity incentive plans	5,917	—	63	—	—	63
Stock-based compensation expense	—	—	2,860	—	—	2,860
Net loss	—	—	—	(19,650)	—	(19,650)
Foreign currency translation adjustment	—	—	—	—	(33)	(33)
Unrealized holding losses from marketable securities	—	—	—	—	(295)	(295)
Reclassification adjustment for realized loss on marketable securities included in net loss	—	—	—	—	97	97
Balance at October 31, 2021	24,443,432	$24	$432,763	$(203,595)	$(1,720)	$227,472

	Six Months Ended October 31, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2020	17,845,599	$18	$207,208	$(121,592)	$(1,882)	$83,752
Issuance of common stock from equity incentive plans	34,815	—	46	—	—	46
Stock-based compensation expense	—	—	1,188	—	—	1,188
Net loss	—	—	—	(10,814)	—	(10,814)
Foreign currency translation adjustment	—	—	—	—	338	338
Unrealized holding losses from marketable securities	—	—	—	—	(5)	(5)
Reclassification adjustment for realized (gain) on marketable securities included in net loss	—	—	—	—	(70)	(70)
Balance at July 31, 2020	17,880,414	$18	$208,442	$(132,406)	$(1,619)	$74,435
Issuance of common stock from exercise of stock options	35,101	—	60	—	—	60
Stock-based compensation expense	—	—	1,248	—	—	1,248
Net loss	—	—	—	(10,426)	—	(10,426)
Foreign currency translation adjustment	—	—	—	—	(127)	(127)
Unrealized holding losses from marketable securities	—	—	—	—	(164)	(164)
Reclassification adjustment for realized (gain) on marketable securities included in net loss	—	—	—	—	(46)	(46)
Balance at October 31, 2020	17,915,515	$18	$209,750	$(142,832)	$(1,956)	$64,980

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	October 31,
	2021	2020
Cash flows from operating activities
Net loss	$(35,758)	$(21,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259	261
Stock-based compensation expense	5,655	2,436
Realized loss (gain) from sale of marketable securities	120	(116)
Non-cash operating lease expense	46	17
Amortization of premium on marketable securities	1,424	137
Foreign currency exchange loss (gain)	266	(168)
Changes in operating assets and liabilities:
Research and development tax credit receivable	(7,252)	2,322
Prepaid expenses and other assets	(2,419)	3,031
Accounts payable	1,163	446
Accrued expenses	(784)	1,335
Net cash used in operating activities	(37,280)	(11,540)
Cash flows from investing activities
Purchases of marketable securities	(51,695)	(19,342)
Sales and maturities of marketable securities	84,862	31,261
Acquisition of property and equipment	(643)	(35)
Net cash provided by investing activities	32,524	11,884
Cash flows from financing activities
Issuance of common stock from equity incentive plans	671	106
Net cash provided by financing activities	671	106
Effect of exchange rate changes on cash and cash equivalents	(16)	(65)
Net (decrease) increase in cash and cash equivalents	(4,101)	385
Cash and cash equivalents at beginning of period	50,592	15,789
Cash and cash equivalents at end of period	$46,491	$16,174
Supplemental disclosures of non-cash activities:
Property and equipment included in accounts payable and accrued expenses:	$39	$-

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

Earlier this year, the Company announced positive data from a Phase 2 clinical study of KVD900 as a potential on-demand therapy for acute HAE attacks. KalVista has since completed an end-of-Phase 2 meeting with the U.S Food and Drug Administration (“FDA”) which confirmed a Phase 3 trial design, similar to the successful Phase 2 trial, that is expected to be appropriate to support an NDA submission. This Phase 3 clinical trial is expected to dose patients in the first quarter of calendar year 2022. KVD824 is KalVista’s next oral program to be developed for HAE, currently being developed as a twice-daily potential oral prophylactic treatment for HAE. This program is enrolling patients in the worldwide Phase 2 KOMPLETE clinical trial. The Company’s next anticipated program is an oral inhibitor of Factor XIIa, which is currently in the research stage and is being advanced towards IND-enabling studies. Factor XIIa plays a significant role in HAE and also has the potential to be developed in additional indications over time.

The Company’s headquarters is located in Cambridge, Massachusetts, with additional offices located in Porton Down, United Kingdom, Salt Lake City, Utah and Boston, Massachusetts.

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

To date, the Company has not generated any product sales revenues and does not have any products that have been approved for commercialization. As of October 31, 2021, the Company had an accumulated deficit of $203.6 million and $209.8 million of cash, cash equivalents and marketable securities. The Company does not expect to generate significant revenue unless and until it obtains regulatory approval for, and commercializes, one of its current or future product candidates. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to increase as it continues the development of, and seeks regulatory approvals for, product candidates, and begins to commercialize any approved products. The Company is subject to all of the risks inherent in the development of new therapeutic products, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months.

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

Potential dilutive common share equivalents consist of:

	October 31,
	2021	2020
Stock options and awards	3,648,155	3,019,711

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

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of October 31, 2021 and April 30, 2021 (in thousands):

				Balance at
	Level 1	Level 2	Level 3	October 31, 2021
Cash equivalents	$13,180	$—	$—	$13,180
Marketable securities:
Corporate debt securities	—	126,000	—	126,000
U.S. government agency securities	—	37,322	—	37,322
	$13,180	$163,322	$—	$176,502

				Balance at
	Level 1	Level 2	Level 3	April 30, 2021
Cash equivalents	$2,985	$—	$—	$2,985
Marketable securities:
Corporate debt securities	—	157,873	—	157,873
U.S. government agency securities	—	40,464	—	40,464
	$2,985	$198,337	$—	$201,322

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

The following tables summarize the fair values of the Company’s investments by type as of October 31, 2021 and April 30, 2021 (in thousands):

	October 31, 2021
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$126,471	$1	$(472)	$126,000
Obligations of the U.S. Government and its agencies	37,354	—	(32)	37,322
Total	$163,825	$1	$(504)	$163,322

	April 30, 2021
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$158,063	$55	$(245)	$157,873
Obligations of the U.S. Government and its agencies	40,473	7	(16)	40,464
Total	$198,536	$62	$(261)	$198,337

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

As of October 31, 2021, unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

The following table summarizes the scheduled maturity for the Company’s marketable securities at October 31, 2021 (in thousands):

October 31, 2021
Maturing in one year or less	$108,594
Maturing after one year through two years	36,114
Maturing after two years through four years	18,614
Total	$163,322

4.
Accrued Expenses

Accrued expenses consisted of the following as of October 31, 2021 and April 30, 2021 (in thousands):

	October 31,	April 30,
	2021	2021
Compensation expense	$2,401	$3,507
Research expense	2,785	2,476
Professional fees	649	557
Other expenses	190	390
	$6,025	$6,930

5.
Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has a contractual obligation related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining commitments, which have cancellation provisions, total $33.9 million at October 31, 2021.

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

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at October 31, 2021.

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

Total rent expense was $828,000 and $396,000 for the six months ended October 31, 2021 and 2020, respectively and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of October 31, 2021 (in thousands):

Years ending April 30,	Operating Leases
2022	$737
2023	1,417
2024	1,291
2025	1,321
2026	1,352
Thereafter	3,333
Total minimum lease payments	9,451
Less amounts representing interest	2,297
Present Value of minimum payments	7,154
Current portion	930
Long-term portion	$6,224

7.
Subsequent Events

On November 23, 2021 the Company commenced a new lease for office space in Salt Lake City, Utah. Under the terms of the agreement, the Company will lease 6,220 square feet for a term of 5 years, with an option to extend for an additional 5 years. The average annual rent during the lease term is approximately $0.2 million.

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

We have advanced our candidate KVD900 into late stage clinical development as a potential oral, on-demand therapy for HAE attacks. Earlier this year, we announced data from a Phase 2 efficacy trial in which KVD900 demonstrated statistically and clinically significant responses across all primary and secondary endpoints. KVD900-201 was a double blind, placebo-controlled, crossover trial investigating the safety and efficacy of a single dose of 600 mg KVD900 as an on-demand treatment for HAE attacks in patients with Type 1 or Type 2 HAE. Following an open label phase, in which pharmacokinetic samples were collected over four hours, all patients progressed into the randomized phase of the trial. In this “at home” part of the trial, patients treated two attacks, one with 600 mg KVD900 and one with placebo in a randomized sequence. Patients administered treatment for each attack within one hour of attack onset, following confirmation with their physician, and then recorded symptoms and, if needed, the time to use of rescue (the patient’s conventional attack treatment). The time to use of rescue treatment within 12 hours was the primary outcome of the trial. Secondary outcomes included assessment of attack severity using categorical (“PGI-S”) and visual analogue scale (“VAS”) measures and the patient’s global impression of change (“PGI-C”). A total of 53 patients completed the trial of 68 enrolled, with one patient withdrawing consent and 14 patients discontinued due to completion of the trial. No patients withdrew due to adverse events.

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

We have completed an end-of-phase 2 meeting with the FDA which confirmed that our Phase 3 trial design, which is similar to our successful Phase 2 trial design, is expected to be appropriate to support an NDA submission. That Phase 3 clinical trial protocol is being finalized and the trial is expected to dose patients in the first quarter of calendar year 2022.

The planned Phase 3 clinical trial of KVD900 is a crossover design evaluating dose levels of 300 mg and 600 mg KVD900 against placebo. The primary endpoint of this Phase 3 trial is time to beginning of symptom relief using the PGI-C scale that was one of the endpoints in the Phase 2 study. The trial is expected to be conducted at more than 50 sites worldwide and recruit approximately 100 patients, consistent with late stage trials of approved on-demand treatments for HAE. The trial is intended to evaluate all HAE attacks, including laryngeal attacks and breakthrough attacks for patients using prophylaxis. Similar to the Phase 2 trial for KVD900, patients will administer treatment as soon as they recognize the onset of an attack.

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

KOMPLETE is the ongoing worldwide Phase 2 clinical trial of KVD824, and is a randomized, double-blind, parallel group design evaluating twice-daily dosing of 300 mg, 600 mg, and 900 mg KVD824 against placebo for 12 weeks. The trial will enroll 48 HAE patients randomized into four equal arms after they report experiencing a minimum of three attacks during an eight week run-in period. Patients will take two doses of their assigned medication daily, in the morning and evening. The primary endpoint of the trial is the rate of investigator confirmed HAE attacks during the treatment period. Secondary endpoints include the proportion of subjects without investigator confirmed HAE attacks, the rate of investigator confirmed HAE attacks that require conventional treatment, angioedema quality-of-life (AE-QoL) and angioedema control test (AECT) scores, and the proportion of participants with an AECT score greater than or equal to 12. KOMPLETE will be conducted at approximately 36 sites in 13 countries.

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

Our internal research team has discovered multiple series of low nanomolar potency Factor XIIa inhibitors that are both selective and orally bioavailable. We are pursuing comprehensive intellectual property protection for this advanced medicinal chemistry program that is currently in lead optimization and moving to IND-enabling studies.

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

Income Taxes

We historically have incurred net losses and had no corporation tax liabilities. We file U.S. Federal tax returns, as well as certain state returns. We also file returns in the United Kingdom. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. Because of the operating losses and the full valuation allowance provided on all deferred tax assets, including the net operating losses, no tax provision has been recognized in the three months ended October 31, 2021.

Results of Operations

Comparison of the three months ended October 31, 2021 and 2020

The following table sets forth the key components of our results of operations for the three months ended October 31, 2021 and 2020 (in thousands):

	Three Months Ended
	October 31,		Increase
	2021	2020	(decrease)

Revenue	$—	$—	-
Operating expenses
Research and development expenses	17,546	9,148	8,398
General and administrative expenses	6,057	3,633	2,424
Other income
Interest, exchange rate gain and other income	3,953	2,355	1,598

Revenue. No revenue was recognized in the quarters ended October 31, 2021 or 2020.

Research and Development Expenses. Research and development expenses increased $8.4 million due to an increase in spending on preclinical activities of $4.3 million, an increase in spending on KVD900 of $2.4 million, and an increase in spending on KVD824 of $1.7 million as compared to the same period in the prior fiscal year. The impact of exchange rates on research and development expenses resulted in an increase to expenses of $0.7 million in the three months ended October 31, 2021 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	October 31,
	2021	2020
KVD001	$41	$58
KVD900	5,193	2,757
KVD824	4,099	2,381
Preclinical activities	8,213	3,952
Total	$17,546	$9,148

Expenses for the KVD001 program were essentially flat due to the completion of the KVD001 Phase 2 clinical trial in DME. We anticipate that expenses will remain at a low rate as we determine next steps for the KVD001 program.

Expenses for the KVD900 program increased primarily due to the ongoing preparation for the Phase 3 trial. We anticipate that these expenses will increase above current levels as we initiate the Phase 3 clinical trial of KVD900 in early 2022.

Expenses for KVD824 increased primarily due to the activities related to the ongoing Phase 2 KOMPLETE clinical trial. We anticipate that these expenses will increase above current levels as this clinical trial continues to enroll.

Expenses for preclinical activities increased primarily due to additional projects and higher headcount compared to the same period in the prior year. We anticipate that these expenses will continue to increase as we continue to progress our Factor XIIa program and conduct other preclinical activities.

General and Administrative Expenses. General and administrative expenses increased $2.4 million due to an increase in compensation expense of $1.6 million from increased headcount and stock-based compensation, an increase in facility expenses of $0.3 million, an increase in commercial planning expenses of $0.2 million, and an increase in other administrative expenses of $0.3 million. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company.

Other Income. Other income increased $1.6 million primarily due to an increase of $1.9 million in income from research and development tax credits, offset by a decrease of $0.3 million in foreign currency exchange rate gains from transactions denominated in foreign currencies in our U.K. subsidiary.

Comparison of the six months ended October 31, 2021 and 2020

The following table sets forth the key components of our results of operations for the six months ended October 31, 2021 and 2020 (in thousands):

	Six Months Ended
	October 31,		Increase
	2021	2020	(decrease)

Revenue	$—	$—	-
Operating expenses
Research and development expenses	31,215	20,313	10,902
General and administrative expenses	11,903	6,912	4,991
Other income
Interest, exchange rate gain and other income	7,360	5,984	1,376

Revenue. No revenue was recognized in the six months ended October 31, 2021 or 2020.

Research and Development Expenses. Research and development expenses increased $10.9 million due to an increase in spending on preclinical activities of $7.0 million, an increase in spending on KVD900 of $2.1 million, and an increase in spending on KVD824 of $1.8 million as compared to the same period in the prior fiscal year. The impact of exchange rates on research and development expenses resulted in an increase to expenses of $2.0 million in the six months ended October 31, 2021 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Six Months Ended
	October 31,
	2021	2020
KVD001	$73	$144
KVD900	9,290	7,209
KVD824	6,479	4,669
Preclinical activities	15,373	8,291
Total	$31,215	$20,313

Expenses for the KVD001 program decreased primarily due to the completion of the KVD001 Phase 2 clinical trial in DME. We anticipate that expenses will remain at a low rate as we determine next steps for the KVD001 program.

Expenses for the KVD900 program increased primarily due to the ongoing preparation for the Phase 3 trial. We anticipate that these expenses will increase above current levels as we initiate the Phase 3 clinical trial of KVD900 in early 2022.

Expenses for KVD824 increased primarily due to the activities related to the ongoing Phase 2 KOMPLETE clinical trial. We anticipate that these expenses will increase above current levels as this trial continues to enroll.

Expenses for preclinical activities increased primarily due to additional projects and higher headcount compared to the same period in the prior year. We anticipate that these expenses will continue to increase as we continue to progress our Factor XIIa program and conduct other preclinical activities.

General and Administrative Expenses. General and administrative expenses increased $5.0 million due to an increase in compensation expense of $3.0 million from increased headcount and stock-based compensation, an increase in commercial planning expenses of $0.7 million, an increase in facility expenses of $0.3 million, an increase in professional fees of $0.4 million, and an increase in other administrative expenses of $0.6 million. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company.

Other Income. Other income increased $1.4 million primarily due to an increase of $2.2 million in income from research and development tax credits and an increase of $0.1 million in interest income, offset by a decrease of $0.7 million in foreign currency exchange rate gains from transactions denominated in foreign currencies in our U.K. subsidiary and a decrease of $0.2 million in realized gains from the sale of available-for-sale securities.

Liquidity and Capital Resources

We have funded operations primarily through the issuance of capital stock. Our working capital, primarily cash and marketable securities, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued.

Cash Flows

The following table shows a summary of the net cash flow activity for the six months ended October 31, 2021 and 2020 (in thousands):

	Six Months Ended
	October 31,
	2021	2020

Cash flows used in operating activities	$(37,280)	$(11,540)
Cash flows provided by investing activities	32,524	11,884
Cash flows provided by financing activities	671	106
Effect of exchange rate changes on cash and cash equivalents	(16)	(65)
Net (decrease) increase in cash and cash equivalents	$(4,101)	$385

Net cash used in operating activities

Net cash used in operating activities was $37.3 million for the six months ended October 31, 2021 and primarily consisted of a net loss of $35.8 million adjusted for stock-based compensation of $5.7 million, an increase in the research and development tax credit receivable of $7.3 million, an increase in prepaid expenses and other assets of $2.4 million, and other changes in net working capital. The cash flows from the research and development tax credit decreased due to the timing of the receipt of prior year tax credits offset by new tax credit deferrals as compared to the same period in the prior year. Net cash used in operating activities was $11.5 million for the six months ended October 31, 2020 and primarily consisted of a net loss of $21.2 million adjusted for stock-based compensation expense of $2.4 million, a decrease in the research and development tax credit receivable of $2.3 million, a decrease in prepaid expenses and other current assets of $3.0 million, and decrease in accrued expenses of $1.3 million and other changes in net working capital.

Net cash provided by investing activities

Net cash provided by investing activities for the six months ended October 31, 2021 was $32.5 million and primarily consisted of the sales and maturities of marketable securities of $84.9 million offset by purchases of marketable securities of $51.7 million, as compared to $11.9 million provided by investing activities during the same period in the prior year primarily due to the sales and maturities of marketable securities of $31.3 million offset by purchases of marketable securities of $19.3 million.

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended October 31, 2021 was $0.7 million and consisted of the issuance of common stock from equity incentive plans, compared to $0.1 million in the same period in the prior year which also consisted of the issuance of common stock from equity incentive plans.

In May 2021, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (the “2021 Sales Agreement”), through which we may offer and sell shares of our common stock having an aggregate offering of up to $100.0 million through Cantor Fitzgerald & Co., as our sales agent. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreement. During the six months ended October 31, 2021, we did not offer or sell any shares under the 2021 Sales Agreement.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, filed with the SEC on July 13, 2021. We are party to several operating leases for office and laboratory space as of October 31, 2021.

Off-Balance Sheet Arrangements

At October 31, 2021 we were not a party to any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2021.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, even though most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on the operating effectiveness.

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

KALVISTA PHARMACEUTICALS, INC.

Date: December 9, 2021	By:	/s/ T. Andrew Crockett
T. Andrew Crockett Chief Executive Officer (Principal Executive Officer)

Date: December 9, 2021	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)