Form 10-Q
period 2022-01-31
KalVista Pharmaceuticals, Inc.
filed 2022-03-10
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2022

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

As of March 8, 2022, the registrant had 24,543,256 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	January 31,	April 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$45,577	$50,592
Marketable securities	149,212	198,337
Research and development tax credit receivable	11,287	10,418
Prepaid expenses and other current assets	8,388	4,917
Total current assets	214,464	264,264
Property and equipment, net	2,215	1,791
Right of use assets	8,180	5,758
Other assets	193	200
Total assets	$225,052	$272,013
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,185	$1,981
Accrued expenses	6,450	6,930
Lease liability - current portion	1,014	863
Total current liabilities	9,649	9,774
Long-term liabilities:
Lease liability - net of current portion	7,467	5,046
Total long-term liabilities	7,467	5,046
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 24,537,094 at January 31, 2022 and 24,422,531 at April 30, 2021	24	24
Additional paid-in capital	436,313	426,437
Accumulated deficit	(226,062)	(167,836)
Accumulated other comprehensive loss	(2,339)	(1,432)
Total stockholders’ equity	207,936	257,193
Total liabilities and stockholders’ equity	$225,052	$272,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	19,738	9,097	50,954	29,409
General and administrative	6,945	3,560	18,848	10,472
Total operating expenses	26,683	12,657	69,802	39,881
Operating loss	(26,683)	(12,657)	(69,802)	(39,881)
Other income:
Interest income	258	137	822	589
Foreign currency exchange (loss) gain	(198)	301	(529)	715
Other income	4,156	2,171	11,283	7,289
Total other income	4,216	2,609	11,576	8,593
Net loss	$(22,467)	$(10,048)	$(58,226)	$(31,288)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(445)	813	(430)	1,024
Unrealized holding loss on marketable securities	(350)	(48)	(773)	(217)
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	176	(76)	296	(192)
Other comprehensive (loss) income	(619)	689	(907)	615
Comprehensive loss	$(23,086)	$(9,359)	$(59,133)	$(30,673)
Net loss per share to common stockholders, basic and diluted	$(0.92)	$(0.56)	$(2.38)	$(1.75)
Weighted average common shares outstanding, basic and diluted	24,479,660	17,961,802	24,449,788	17,905,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Nine Months Ended January 31, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2021	24,422,531	$24	$426,437	$(167,836)	$(1,432)	$257,193
Issuance of common stock from equity incentive plans	14,984	—	608	—	—	608
Stock-based compensation expense	—	—	2,795	—	—	2,795
Net loss	—	—	—	(16,109)	—	(16,109)
Foreign currency translation adjustment	—	—	—	—	49	49
Unrealized holding losses from marketable securities	—	—	—	—	(129)	(129)
Reclassification adjustment for realized loss on marketable securities included in net loss	—	—	—	—	23	23
Balance at July 31, 2021	24,437,515	$24	$429,840	$(183,945)	$(1,489)	$244,430
Issuance of common stock from equity incentive plans	5,917	—	63	—	—	63
Stock-based compensation expense	—	—	2,860	—	—	2,860
Net loss	—	—	—	(19,650)	—	(19,650)
Foreign currency translation adjustment	—	—	—	—	(33)	(33)
Unrealized holding losses from marketable securities	—	—	—	—	(295)	(295)
Reclassification adjustment for realized loss on marketable securities included in net loss	—	—	—	—	97	97
Balance at October 31, 2021	24,443,432	$24	$432,763	$(203,595)	$(1,720)	$227,472
Issuance of common stock from equity incentive plans	93,662	—	773	—	—	773
Stock-based compensation expense	—	—	2,777	—	—	2,777
Net loss	—	—	—	(22,467)	—	(22,467)
Foreign currency translation adjustment	—	—	—	—	(445)	(445)
Unrealized holding losses from marketable securities	—	—	—	—	(350)	(350)
Reclassification adjustment for realized loss on marketable securities included in net loss	—	—	—	—	176	176
Balance at January 31, 2022	24,537,094	$24	$436,313	$(226,062)	$(2,339)	$207,936

	Nine Months Ended January 31, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2020	17,845,599	$18	$207,208	$(121,592)	$(1,882)	$83,752
Issuance of common stock from equity incentive plans	34,815	—	46	—	—	46
Stock-based compensation expense	—	—	1,188	—	—	1,188
Net loss	—	—	—	(10,814)	—	(10,814)

Foreign currency translation adjustment	—	—	—	—	338	338
Unrealized holding losses from marketable securities	—	—	—	—	(5)	(5)
Reclassification adjustment for realized (gain) on marketable securities included in net loss	—	—	—	—	(70)	(70)
Balance at July 31, 2020	17,880,414	$18	$208,442	$(132,406)	$(1,619)	$74,435
Issuance of common stock from exercise of stock options	35,101	—	60	—	—	60
Stock-based compensation expense	—	—	1,248	—	—	1,248
Net loss	—	—	—	(10,426)	—	(10,426)
Foreign currency translation adjustment	—	—	—	—	(127)	(127)
Unrealized holding losses from marketable securities	—	—	—	—	(164)	(164)
Reclassification adjustment for realized (gain) on marketable securities included in net loss	—	—	—	—	(46)	(46)
Balance at October 31, 2020	17,915,515	$18	$209,750	$(142,832)	$(1,956)	$64,980
Issuance of common stock, net of issuance costs of $132	97,332	—	1,648	—	—	1,648
Issuance of common stock from equity incentive plans	8,377	—	55	—	—	55
Stock-based compensation expense	—	—	1,241	—	—	1,241
Net loss	—	—	—	(10,048)	—	(10,048)
Foreign currency translation adjustment	—	—	—	—	813	813
Unrealized holding losses from marketable securities	—	—	—	—	(48)	(48)
Reclassification adjustment for realized loss on marketable securities included in net loss	—	—	—	—	(76)	(76)
Balance at January 31, 2021	18,021,224	$18	$212,694	$(152,880)	$(1,267)	$58,565

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	January 31,
	2022	2021
Cash flows from operating activities
Net loss	$(58,226)	$(31,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	408	397
Stock-based compensation expense	8,432	3,677
Realized loss (gain) from sale of marketable securities	296	(192)
Non-cash operating lease expense	153	25
Amortization of premium on marketable securities	2,081	247
Foreign currency exchange loss (gain)	698	(441)
Changes in operating assets and liabilities:
Research and development tax credit receivable	(1,477)	10,135
Prepaid expenses and other assets	(3,659)	35
Accounts payable	228	(1,182)
Accrued expenses	(279)	(539)
Net cash used in operating activities	(51,345)	(19,126)
Cash flows from investing activities
Purchases of marketable securities	(84,415)	(26,814)
Sales and maturities of marketable securities	130,686	45,692
Acquisition of property and equipment	(845)	(49)
Net cash provided by investing activities	45,426	18,829
Cash flows from financing activities
Issuance of common stock, net of offering expenses	-	1,648
Issuance of common stock from equity incentive plans	1,443	161
Net cash provided by financing activities	1,443	1,809
Effect of exchange rate changes on cash and cash equivalents	(539)	426
Net (decrease) increase in cash and cash equivalents	(5,015)	1,938
Cash and cash equivalents at beginning of period	50,592	15,789
Cash and cash equivalents at end of period	$45,577	$17,727
Supplemental disclosures of non-cash activities:
Right of use assets obtained in exchange for operating lease liabilities	$3,185	$-
Property and equipment included in accounts payable and accrued expenses:	$19	$-

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

In the first quarter of 2022, the Company announced that it has initiated the Phase 3 KONFIDENT clinical trial to evaluate the safety and efficacy of KVD900 as the first potential oral, on-demand therapy for hereditary angioedema (HAE) attacks. This worldwide, double-blind, placebo-controlled crossover trial will evaluate the response of adolescents and adults experiencing acute HAE attacks with two different doses of KVD900 and placebo. KVD900 is the most advanced potential oral therapy for acute HAE attacks in clinical development, and is intended to provide a substantial improvement over the current on-demand standard of care for HAE attacks, which currently are only treated with injectable or infused therapies. KVD824 is KalVista’s next oral program to be developed for HAE, currently being developed as a potential oral prophylactic treatment for HAE. This program is enrolling patients in the worldwide Phase 2 KOMPLETE clinical trial. The Company’s next anticipated program is an oral inhibitor of Factor XIIa, which is currently in the research stage and is being advanced towards IND-enabling studies. Factor XIIa plays a significant role in HAE and also has the potential to be developed in additional indications over time.

The Company’s headquarters is located in Cambridge, Massachusetts, with additional offices located in Porton Down, United Kingdom, Salt Lake City, Utah and Boston, Massachusetts.

COVID-19

As a result of the ongoing coronavirus, SARS-CoV-2 (“COVID-19”) pandemic, the Company has experienced delays, with respect to the Company’s clinical trials, and may experience future delays in enrollment, site initiation, participant dosing, distribution of clinical trial materials, study monitoring and data analysis, any of which could materially adversely impact the Company’s business, results of operations and overall financial performance in future periods. Any such delays to the Company’s planned clinical timelines for KVD900 and KVD824 could also impact the use and sufficiency of existing cash reserves, and the Company may be required to raise additional capital earlier than previously planned. The Company may be unable to raise additional capital if and when needed, which may result in further delays or suspension of development plans. The extent to which the COVID-19 pandemic may impact the Company’s financial condition, results of operations or cash flows is uncertain and will continue to be monitored closely.

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

To date, the Company has not generated any product sales revenues and does not have any products that have been approved for commercialization. As of January 31, 2022, the Company had an accumulated deficit of $226.1 million and $194.8 million of cash, cash equivalents and marketable securities. The Company does not expect to generate significant revenue unless and until it obtains regulatory approval for, and commercializes, one of its current or future product candidates. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to increase as it continues the development of, and seeks regulatory approvals for, product candidates, and begins to commercialize any approved products. The Company is subject to all of the risks inherent in the development of new therapeutic products, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months.

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

Potential dilutive common share equivalents consist of:

	January 31,
	2022	2021
Stock options and awards	3,586,033	3,024,255

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

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of January 31, 2022 and April 30, 2021 (in thousands):

				Balance at
	Level 1	Level 2	Level 3	January 31, 2022
Cash equivalents	$12,094	$—	$—	$12,094
Marketable securities:
Corporate debt securities	—	115,041	—	115,041
U.S. government agency securities	—	34,171	—	34,171
	$12,094	$149,212	$—	$161,306

				Balance at
	Level 1	Level 2	Level 3	April 30, 2021
Cash equivalents	$2,985	$—	$—	$2,985
Marketable securities:
Corporate debt securities	—	157,873	—	157,873
U.S. government agency securities	—	40,464	—	40,464
	$2,985	$198,337	$—	$201,322

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

The following tables summarize the fair values of the Company’s investments by type as of January 31, 2022 and April 30, 2021 (in thousands):

	January 31, 2022
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$115,644	$3	$(606)	$115,041
Obligations of the U.S. Government and its agencies	34,245	—	(74)	34,171
Total	$149,889	$3	$(680)	$149,212

	April 30, 2021
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$158,063	$55	$(245)	$157,873
Obligations of the U.S. Government and its agencies	40,473	7	(16)	40,464
Total	$198,536	$62	$(261)	$198,337

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

As of January 31, 2022, unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were insignificant.

The following table summarizes the scheduled maturity for the Company’s marketable securities at January 31, 2022 (in thousands):

January 31, 2022
Maturing in one year or less	$109,859
Maturing after one year through two years	23,931
Maturing after two years through five years	15,422
Total	$149,212

4.
Accrued Expenses

Accrued expenses consisted of the following as of January 31, 2022 and April 30, 2021 (in thousands):

	January 31,	April 30,
	2022	2021
Compensation expense	$3,252	$3,507
Research expense	2,415	2,476
Professional fees	596	557
Other expenses	187	390
	$6,450	$6,930

5.
Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has contractual obligations related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining commitments, which have cancellation provisions, total $35.7 million at January 31, 2022.

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

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at January 31, 2022.

6.
Leases

The Company has a lease agreement for approximately 8,300 square feet of space for its headquarters located in Cambridge, Massachusetts that runs through September 2028.

The Company has lease agreements for approximately 13,400 square feet of office and research laboratory space located in Porton Down, United Kingdom that run through April 2028, with an option to terminate in April 2023. As of March 2022, the Company does not expect to exercise the option to terminate the leases. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

The Company has a lease agreement in Salt Lake City, Utah for approximately 6,200 square feet of office space that commenced in November 2021 and runs through February 2032.

Total rent expense was approximately $1,289,000 and $606,000 for the nine months ended January 31, 2022 and 2021, respectively and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of January 31, 2022 (in thousands):

Years ending April 30,	Operating Leases
2022	$435
2023	1,631
2024	1,511
2025	1,547
2026	1,585
Thereafter	4,721
Total minimum lease payments	11,430
Less amounts representing interest	2,949
Present value of minimum payments	8,481
Current portion	1,014
Long-term portion	$7,467

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

Our primary focus is currently on developing oral plasma kallikrein inhibitors for HAE, for which we have two drug program candidates in clinical trials. HAE is a rare and potentially life-threatening condition with symptoms that include episodes of debilitating and often painful swelling in the skin, gastrointestinal tract or airways. Despite having multiple therapies approved, we believe HAE patients are in need of alternatives that better meet their objectives for quality of life and ease of disease control. Other than one oral therapy recently approved for prophylaxis, currently marketed therapies are all administered by injection, which patients can find challenging despite their efficacy because they can be painful, time consuming to deliver and difficult to store. We anticipate that there will be strong interest in safe and effective, orally delivered, small molecule treatments, and our strategy is to develop distinct oral drug candidates for both on-demand and prophylactic use with the goal of providing patients with a complete set of oral options to treat their disease.

Our strategy is based upon extensive patient, physician and payer research to identify the key needs in the market. According to our market research, oral therapy remains the highest unmet need, with 93% of patients surveyed by KalVista expressing a willingness to switch to oral therapy for both on-demand and prophylactic use. Importantly however, the survey data show that patients are not prepared to accept significantly reduced efficacy or safety with a switch to oral therapy, and so we place a high degree of emphasis on advancing program candidates that we believe can compare favorably to existing approved therapies in both those dimensions.

KVD900 is our product candidate being developed for on-demand treatment of HAE attacks. KVD900 is the most advanced potential oral therapy for acute HAE attacks in clinical development and is intended to provide a substantial improvement over the current on-demand standard of care for HAE attacks, which currently are only treated with injectable or infused therapies. KVD900 has received Fast Track designation from the FDA. A Pediatric Investigational Plan (“PIP”) has also been approved by the European Medicines Agency (“EMA”).

In early 2021, we announced data from a Phase 2 clinical trial for KVD900. The trial met its primary endpoint comparing the time to use of rescue treatment within 12 hours on KVD900 versus placebo (p=0.001) with rates of use at 12 hours of 15.1% following treatment with KVD900 versus 30.2% after placebo. Secondary outcomes included assessment of attack severity using categorical (“PGI-S”) and visual analogue scale (“VAS”) measures and a patient global impression of change (“PGI-C”) scale, with the trial also achieving those endpoints with statistical significance and p<.0001 in all cases. KVD900 also demonstrated a favorable safety profile, with no patients withdrawing due to adverse events.

In the first quarter of 2022 we announced that we have initiated the Phase 3 KONFIDENT clinical trial evaluating the safety and efficacy of KVD900 as the first potential oral, on-demand therapy for HAE attacks. This worldwide, double-blind, placebo-controlled crossover trial will evaluate the response of adolescents and adults experiencing acute HAE attacks with two different doses of KVD900 and placebo.

KONFIDENT will be conducted at up to approximately 60 sites in 20 countries. The trial is intended to enroll a minimum of 84 HAE adolescent and adult patients who will complete the treatment of three attacks: one each with 300 mg KVD900, 600 mg KVD900, and placebo. The trial will be double-blinded and patients will receive their doses in a randomized sequence. The primary endpoint of the trial is time to the beginning of symptom relief, evaluated on a patient global impression of change (PGI-C) scale, and additional endpoints will evaluate other measures of patient response and attack progression, as well as safety. Patients will take each dose upon first recognition of an attack, and all attack types including laryngeal attacks will be eligible for treatment. Patients will be permitted to take an additional dose of investigational drug following their first, if symptoms warrant, and will always have access to their conventional injectable or infused therapy. Study participants also will be allowed to maintain their prophylaxis regimen if they were receiving one at study enrollment.

In preparation for KONFIDENT, we completed an end-of-Phase 2 meeting with the FDA in the fourth quarter of 2021 which confirmed that our proposed Phase 3 trial design, which is similar to the successful Phase 2 trial, is expected to be appropriate to support an NDA submission. We believe that PGI-C is the most appropriate primary measure of efficacy for a pivotal trial of an on-demand HAE therapy because it is patient-oriented and reflects the speed with which patients begin to feel better following treatment, and we believe it is particularly useful due to the study design that encourages patients to treat attacks early, before they become severe. Prior pivotal studies of on-demand treatments icatibant (Firazyr®) and rC1-inh (Ruconest®) required patients to allow their attacks to develop to moderate or severe levels prior to initiating treatment. While this potentially allows the therapies to demonstrate a greater treatment effect, we believe that it also causes patients to suffer needlessly and does not reflect current guidelines that all HAE attacks should be treated as soon as the patient recognizes their onset. Our objective is to provide HAE patients with a therapy that can be taken immediately at the first signs of an attack, and that therefore will halt that attack before it develops the significant physical symptoms that lead to the pain and other debilitating effects.

This trial will be 90% powered to detect the same treatment effect as was observed in the Phase 2 trial, which we believe will meet patient needs for efficacy and yield a commercially attractive profile. We anticipate that data from KONFIDENT will be available in the second half of 2023 and enable filing an NDA with the FDA in the first half of 2024. We already have determined the final formulation of KVD900, including color and coating and, if KVD900 is approved, intend to offer patients a therapy that is comprehensively designed to meet their needs.

KVD824 is our oral product candidate being developed for potential prophylactic treatment of HAE. Our work to optimize the exposure profile of KVD824 has yielded a formulation that maintains the plasma concentrations we believe are required to deliver efficacy that will compete with approved injectable therapies. Twice-daily dosing of this formulation of KVD824 up to 14 days has shown an encouraging safety and tolerability profile.

KOMPLETE is the ongoing worldwide Phase 2 clinical trial of KVD824, and is a randomized, double-blind, parallel group design evaluating twice-daily dosing of 300 mg, 600 mg, and 900 mg KVD824 against placebo for 12 weeks. The trial will enroll 48 HAE patients randomized into four equal arms after they report experiencing a minimum of three attacks during an eight-week run-in period. Patients will take two doses of their assigned medication daily, in the morning and evening. The primary endpoint of the trial is the rate of investigator-confirmed HAE attacks during the treatment period, which is the endpoint that has been used in prior registration trials of proposed HAE prophylaxis therapies. Secondary endpoints include the proportion of subjects without investigator-confirmed HAE attacks, the rate of investigator-confirmed HAE attacks that require conventional treatment, angioedema quality-of-life (AE-QoL) and angioedema control test (AECT) scores, and the proportion of participants with an AECT score greater than or equal to 12. KOMPLETE will be conducted at approximately 36 sites in 13 countries, and we anticipate that data from the study will be available in mid-2023.

Our oral Factor XIIa inhibitor program represents what we believe is a major breakthrough in development of a therapeutic against an important target. Factor XIIa is an enzyme that plays a key role in HAE as the most upstream mechanism in the biochemical pathway that initiates HAE attacks. For this reason, we believe that inhibition of Factor XIIa will block the underlying causes of HAE attacks, including the uncontrolled generation of both plasma kallikrein and bradykinin, which cause swelling and pain. Clinical studies of an injectable Factor XIIa-inhibitory antibody have demonstrated a high degree of efficacy in preventing HAE attacks and there are no known safety implications of long-term inhibition of this enzyme. We believe that our program has the potential to be the first orally delivered Factor XIIa inhibitor to enter clinical development, initially for HAE and over time for additional indications that are supported by scientific evidence. Based upon our scientific review to date, we believe that Factor XIIa plays a key role in both thrombosis and other types of chronic inflammation, and we are currently working to advance preclinical models in these areas to guide further development.

Our internal research team has discovered multiple series of low nanomolar potency Factor XIIa inhibitors that are both selective and orally bioavailable. We are pursuing comprehensive intellectual property protection for this advanced medicinal chemistry program and currently anticipate filing our first IND for a Factor XIIa inhibitor candidate in 2023.

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

The extent of the impact of the ongoing coronavirus, SARS-CoV-2 (“COVID-19”) pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, the emergence of future variant strains of COVID-19, the availability and distribution of effective medical treatments and vaccines, vaccination rates, the impact on our preclinical and clinical trials, employee or industry events, effect on our suppliers and manufacturers, and impact on the healthcare systems, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects continue to affect the locations where we, our manufacturers, suppliers or third-party business partners conduct business. Although we have continued our operations and clinical trials to date, we have experienced, and if there are renewed or continued closures of business in the European Union, the United States or the United Kingdom, or other impacted areas, we may continue to experience, further delays in our preclinical studies or planned clinical trials, which could materially adversely impact our business, results of operations and overall financial performance in future periods. In addition, we may experience impact from changes in how we and companies worldwide conduct business due to the ongoing COVID-19 pandemic in connection with spread and resurgence of infections, including but not limited to continued or new restrictions on travel and in-person meetings, delays in future site activations and future enrollment of clinical trials, prioritization of hospital resources toward the COVID-19 pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for our product candidates. As of the filing date of this Form 10-Q, the extent to which ongoing COVID-19 pandemic may impact our financial condition, results of operations or guidance is uncertain. See “Risk Factors” included in our Annual Report on Form 10-K for the year ended April 30, 2021, for further information of the possible impact of the COVID-19 pandemic on our business.

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

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with general management, obtaining and maintaining our patent portfolio, commercial planning, professional fees for accounting, auditing, consulting and legal services, and general overhead expenses.

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

Income Taxes

We historically have incurred net losses and had no corporation tax liabilities. We file U.S. Federal tax returns, as well as certain state returns. We also file returns in the United Kingdom. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. Because of the operating losses and the full valuation allowance provided on all deferred tax assets, including the net operating losses, no tax provision has been recognized in the three months ended January 31, 2022.

Results of Operations

Comparison of the three months ended January 31, 2022 and 2021

The following table sets forth the key components of our results of operations for the three months ended January 31, 2022 and 2021 (in thousands):

	Three Months Ended
	January 31,		Increase
	2022	2021	(decrease)

Revenue	$—	$—	—
Operating expenses
Research and development expenses	19,738	9,097	10,641
General and administrative expenses	6,945	3,560	3,385
Other income
Interest, exchange rate gain and other income	4,216	2,609	1,607

Revenue. No revenue was recognized in the quarters ended January 31, 2022 or 2021.

Research and Development Expenses. Research and development expenses increased $10.6 million due increases in spending on KVD900 of $4.5 million, KVD824 of $1.9 million, preclinical activities of $1.8 million, and an increase in personnel costs of $2.4 million compared to the same period in the prior fiscal year. The impact of exchange rates on research and development expenses resulted in an increase to expenses of $0.1 million in the three months ended January 31, 2022 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	January 31,
	2022	2021

Program-specific costs
KVD001	$50	$78
KVD900	7,265	2,736
KVD824	3,798	1,925
Unallocated costs
Personnel	5,250	2,764
Preclinical activities	3,375	1,594
Total	$19,738	$9,097

Expenses for the KVD001 program were consistent with the same period in the prior year. We anticipate that expenses will remain at a low rate as we determine next steps for the KVD001 program.

Expenses for the KVD900 program increased primarily due to preparation for the Phase 3 KONFIDENT trial that was recently initiated. We anticipate that these expenses will increase above current levels as we advance the Phase 3 clinical trial of KVD900 in 2022.

Expenses for KVD824 increased primarily due to the activities related to the ongoing Phase 2 KOMPLETE clinical trial. We anticipate that these expenses will increase above current levels as this clinical trial progresses.

Personnel expenses increased primarily due to higher research and development headcount compared to the same period in the prior year. We anticipate that these expenses will continue to increase to support the growth of the ongoing clinical trials and preclinical activity.

Expenses for preclinical activities increased primarily due to additional projects compared to the same period in the prior year. We anticipate that these expenses will continue to increase as we continue to progress our oral Factor XIIa inhibitor program and conduct other preclinical activities.

General and Administrative Expenses. General and administrative expenses increased $3.4 million due to an increase in compensation expense of $1.9 million from increased headcount and stock-based compensation, an increase in professional fees of $0.6 million, an increase in commercial planning expenses of $0.5 million, an increase in facility expenses of $0.2 million, and an increase in other administrative expenses of $0.2 million. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company.

Other Income. Other income increased $1.6 million primarily due to an increase of $2.3 million in income from research and development tax credits and an increase of $0.1 million in interest income, offset by a decrease of $0.5 million in foreign currency exchange rate gains from transactions denominated in foreign currencies in our U.K. subsidiary and a decrease of $0.3 million in realized gains from the sale of available-for-sale securities.

Comparison of the nine months ended January 31, 2022 and 2021

The following table sets forth the key components of our results of operations for the nine months ended January 31, 2022 and 2021 (in thousands):

	Nine Months Ended
	January 31,		Increase
	2022	2021	(decrease)

Revenue	$—	$—	—
Operating expenses
Research and development expenses	50,954	29,409	21,545
General and administrative expenses	18,848	10,472	8,376
Other income
Interest, exchange rate gain and other income	11,576	8,593	2,983

Revenue. No revenue was recognized in the nine months ended January 31, 2022 or 2021.

Research and Development Expenses. Research and development expenses increased $21.6 million due to increases in spending on KVD900 of $6.6 million, personnel costs of $6.4 million, preclinical activities of $4.9 million, and KVD824 of $3.7 million compared to the same period in the prior fiscal year. The impact of exchange rates on research and development expenses resulted in an increase to expenses of $2.2 million in the nine months ended January 31, 2022 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Nine Months Ended
	January 31,
	2022	2021

Program-specific costs
KVD001	$123	$222
KVD900	16,556	9,944
KVD824	10,277	6,594
Unallocated costs
Personnel	14,454	8,013
Preclinical activities	9,544	4,636
Total	$50,954	$29,409

Expenses for the KVD001 program were consistent with the same period in the prior year. We anticipate that expenses will remain at a low rate as we determine next steps for the KVD001 program.

Expenses for the KVD900 program increased primarily due to preparation for the Phase 3 KONFIDENT trial that was recently initiated. We anticipate that these expenses will increase above current levels as we advance the Phase 3 clinical trial of KVD900 in 2022.

Expenses for KVD824 increased primarily due to the activities related to the ongoing Phase 2 KOMPLETE clinical trial. We anticipate that these expenses will increase above current levels as this clinical trial progresses.

Personnel expenses increased primarily due to higher research and development headcount compared to the same period in the prior year. We anticipate that these expenses will continue to increase to support the growth of the ongoing clinical trials and preclinical activity.

Expenses for preclinical activities increased primarily due to additional projects compared to the same period in the prior year. We anticipate that these expenses will continue to increase as we continue to progress our oral Factor XIIa inhibitor program and conduct other preclinical activities.

General and Administrative Expenses. General and administrative expenses increased $8.4 million due to an increase in compensation expense of $5.0 million from increased headcount and stock-based compensation, an increase in commercial planning expenses of $1.2 million, an increase in professional fees of $1.0 million, an increase in facility expenses of $0.5 million, an increase in travel expenses of $0.2 million and an increase in other administrative expenses of $0.5 million. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company.

Other Income. Other income increased $3.0 million primarily due to an increase of $4.5 million in income from research and development tax credits and an increase of $0.2 million in interest income, offset by a decrease of $1.2 million in foreign currency exchange rate gains from transactions denominated in foreign currencies in our U.K. subsidiary and a decrease of $0.5 million in realized gains from the sale of available-for-sale securities.

Liquidity and Capital Resources

We have funded operations primarily through the issuance of capital stock. Our working capital, primarily cash and marketable securities, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued.

Cash Flows

The following table shows a summary of the net cash flow activity for the nine months ended January 31, 2022 and 2021 (in thousands):

	Nine Months Ended
	January 31,
	2022	2021

Cash flows used in operating activities	$(51,345)	$(19,126)
Cash flows provided by investing activities	45,426	18,829
Cash flows provided by financing activities	1,443	1,809
Effect of exchange rate changes on cash and cash equivalents	(539)	426
Net (decrease) increase in cash and cash equivalents	$(5,015)	$1,938

Net cash used in operating activities

Net cash used in operating activities was $51.3 million for the nine months ended January 31, 2022 and primarily consisted of a net loss of $58.2 million adjusted for stock-based compensation of $8.4 million, an increase in the research and development tax credit receivable of $1.5 million, an increase in prepaid expenses and other assets of $3.7 million, and other changes in net working capital. The cash flows from the research and development tax credit decreased due to the timing of the receipt of prior year tax credits offset by new tax credit deferrals as compared to the same period in the prior year. Net cash used in operating activities was $19.1 million for the nine months ended January 31, 2021 and primarily consisted of a net loss of $31.3 million adjusted for stock-based compensation expense of $3.7 million, cash flow favorable increases from the research and development tax credit receivable of $10.1 million, and other changes in net working capital.

Net cash provided by investing activities

Net cash provided by investing activities for the nine months ended January 31, 2022 was $45.4 million and primarily consisted of the sales and maturities of marketable securities of $130.7 million offset by purchases of marketable securities of $84.4 million, as compared to $18.8 million provided by investing activities during the same period in the prior year primarily due to the sales and maturities of marketable securities of $45.7 million offset by purchases of marketable securities of $26.8 million.

Net cash provided by financing activities

Net cash provided by financing activities during the nine months ended January 31, 2022 was $1.4 million and consisted of the issuance of common stock from equity incentive plans, compared to $1.8 million in the same period in the prior year which primarily consisted of the sale of common stock pursuant to an at-the-market sales agreement, which was terminated in February 2021.

In May 2021, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (the “2021 Sales Agreement”), through which we may offer and sell shares of our common stock having an aggregate offering of up to $100.0 million through Cantor Fitzgerald & Co., as our sales agent. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreement. During the nine months ended January 31, 2022, we did not offer or sell any shares under the 2021 Sales Agreement.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, filed with the SEC on July 13, 2021. We are party to several operating leases for office and laboratory space as of January 31, 2022.

Off-Balance Sheet Arrangements

At January 31, 2022 we were not a party to any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2022.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, even though most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on the operating effectiveness.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, except for the following Risk Factor, which has been updated to reflect risks associated with current global conditions:

Unstable or unfavorable global market and economic conditions may have adverse consequences on our business, financial condition and stock price.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. We cannot assure you that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and stock price may be adversely affected by any such economic downturn, volatile business environment or large-scale unpredictable or unstable market conditions, including a prolonged government shutdown or as a result of a global pandemic such as the COVID-19 pandemic. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon development plans. There is also a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. In addition, regarding the current conflict in Ukraine, we do not have any clinical trial sites or operations in Ukraine or Russia. However, if the current conflict in the region continues, there is the potential for trial sites in other eastern European countries to slow or stop enrollment, or to be unable to administer our clinical trials.

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

KALVISTA PHARMACEUTICALS, INC.

Date: March 10, 2022	By:	/s/ T. Andrew Crockett
T. Andrew Crockett Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2022	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)