Form 10-K
period 2022-04-30
KalVista Pharmaceuticals, Inc.
filed 2022-07-07
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

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

Securities registered pursuant to Section 12(g) of the Act

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

The aggregate market value of common stock held by non-affiliates of the registrant calculated based on the closing price of $17.98 of the registrant’s common stock as reported on The NASDAQ Global Market on October 31, 2021, the last business day of the registrant’s most recently completed second quarter, was $378,647,652.

The number of shares of Registrant’s Common Stock outstanding as of July 2, 2022 was 24,570,872.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in responses to Part III of Form 10-K is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2022. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended April 30, 2022.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. These forward-looking statements may include, but are not limited to, statements regarding our current and future nonclinical, preclinical and clinical development activities, anticipated impacts of the ongoing COVID-19 pandemic, our future results of operations and financial position, business strategy, market size, potential growth opportunities, the efficacy and safety profile of our product candidates, expected timing and results of our clinical trials, and receipt and timing of potential regulatory designations, approval and commercialization of product candidates. In some cases, forward-looking statements may be identified by terminology such as “believe,” “may,” “will,” “should,” “predict,” “goal,” “strategy,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions and variations thereof. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Item 1. Business.

Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of small molecule protease inhibitors for diseases with significant unmet need. We apply our insights into the chemistry and biology of proteases to develop orally delivered, small molecule inhibitors with high selectivity, potency and bioavailability that we believe will make them successful treatments for diseases. We have used these capabilities to develop a proprietary portfolio of novel, small molecule plasma kallikrein inhibitors targeting hereditary angioedema (“HAE”) and diabetic macular edema (“DME”). We also are conducting preclinical development on a novel, oral Factor XIIa (“Factor XIIa”) inhibitor program, which initially is being advanced to provide a next generation of HAE therapeutics and which also offers the opportunity for expansion into other high unmet need indications in the future.

Our primary focus is currently on developing oral plasma kallikrein inhibitors for HAE, for which we have two drug candidates in clinical trials. HAE is a rare and potentially life-threatening condition with symptoms that include episodes of debilitating and often painful swelling in the skin, gastrointestinal tract or airways. Despite having multiple therapies approved, we believe people living with HAE are in need of alternatives that better meet their objectives for quality of life and ease of disease control. Other than one oral therapy approved for prophylaxis, currently marketed therapies are all administered by injection, which patients can find challenging despite their efficacy because they can be painful, time consuming to deliver and difficult to store. We anticipate that there will be strong interest in safe and effective, orally delivered, small molecule treatments, and our strategy is to develop oral drug candidates for both on-demand and prophylactic use with the goal of providing patients with a complete set of oral options to treat their disease.

Our belief that our therapies could fundamentally transform the manner in which HAE is treated is based upon extensive and continuing research we conduct with patients, physicians and payers. Recently we have conducted research to further understand the process that people living with HAE follow when determining what therapy to use and how to treat their attacks. We have discovered significant differences in how physicians believe their patients should, and do, treat their disease, compared to how people living with HAE actually treat the disease. Among our findings, we have learned that patients carry their on-demand treatment much less often, and treat attacks much less frequently, than physicians believe. When patients do treat, we believe they tend to delay that treatment excessively for reasons including not having their treatment with them, injection-associated pain, and lack of a private area for treatment. As a result, our data indicate that a significant majority of patients experience attacks that are more severe and last longer than if they treated earlier. Patient surveys have indicated to us, in contrast, that if provided with an oral on-demand therapy, they would expect to carry it 95% of the time, would expect to treat 94% of attacks, and 93% of patients would expect to treat their attacks earlier. This is the reason we believe that an oral on-demand therapy could represent such a significant advance.

We have advanced our candidate sebetralstat (formerly known as KVD900) into Phase 3 clinical development as a potential oral, on-demand therapy for HAE attacks. In February 2021 we announced data from a Phase 2 efficacy trial in which sebetralstat demonstrated statistically and clinically significant responses across all primary and secondary endpoints. Based upon these data, we completed an end-of-Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”) in the fall of 2021 and initiated the Phase 3 KONFIDENT clinical trial in early 2022 that is intended to support a New Drug Application ("NDA") filing. KONFIDENT is a placebo-controlled crossover trial in which patients will treat a total of three attacks: one each with 300 mg sebetralstat, 600 mg sebetralstat, and placebo, given in a randomized sequence. The study is expected to enroll up to 114 patients in order to complete a total of 84 on the three-attack sequence. The primary endpoint of the study is time to onset of symptom relief using the PGI-C scale. KONFIDENT is expected to be conducted in approximately 60 sites in 20 countries. We expect data from KONFIDENT in the second half of 2023, and, if it is successful, we anticipate filing an NDA with the FDA in the first half of 2024.

Sebetralstat has received Fast Track and Orphan Drug designation from the FDA. A Pediatric Investigational Plan (“PIP”) has also been approved by the European Medicines Agency (“EMA”) for sebetralstat. In June 2022, we received formal notice from the European Commission that sebetralstat has been granted Orphan Drug designation in the European Union.

KVD824 is our oral product candidate being developed for potential prophylactic treatment of HAE. We are currently conducting the Phase 2 KOMPLETE trial, evaluating the safety and efficacy of KVD824 compared to placebo, with the primary endpoint of reduction in investigator-confirmed HAE attack rate over a 12-week treatment period. KOMPLETE will enroll a total of 48 patients in four arms, consisting of 300 mg twice daily, 600 mg twice daily, 900 mg twice daily, or placebo. KOMPLETE will be conducted in approximately 30 sites in 13 countries, and we currently anticipate data from this study in mid-2023.

Our oral Factor XIIa inhibitor program targets an enzyme that plays a key role in HAE, as the most upstream mechanism in the biochemical pathway that initiates HAE attacks. For this reason, we believe that inhibition of Factor XIIa will block the underlying causes of HAE attacks, including the uncontrolled generation of both plasma kallikrein and bradykinin which lead to swelling and pain. Clinical studies of an injectable Factor XIIa-inhibitory antibody have demonstrated a high degree of efficacy in preventing HAE attacks, and there are no known safety implications of long-term inhibition of this enzyme. We believe that our program has the potential to be the first orally delivered Factor XIIa inhibitor to enter clinical development, initially for HAE and over time for additional indications that are supported by scientific evidence. Our internal research team has discovered multiple series of low nanomolar potency Factor XIIa inhibitors that are both selective and orally bioavailable. We anticipate filing our first Investigational New Drug Application (“IND”) for this program in 2023.

Our DME program to date has been focused on the development of an intravitreally administered small molecule plasma kallikrein inhibitor, KVD001, which has completed a Phase 2 trial. DME is the leading cause of moderate vision loss in most developed countries and diabetes, the underlying cause of DME, is the leading cause of blindness among American adults according to the Center for Disease Control and Prevention. We believe intravitreal plasma kallikrein inhibitors may be an effective alternative therapy to vascular endothelial growth factor (“VEGF”) inhibitors and further improve visual acuity and decrease macular thickening. We continue to evaluate our future potential efforts in this indication, including the potential for our oral drug candidates.

Strategy

Key elements of our strategy include:

•
Apply our deep scientific expertise in the area of serine proteases to develop novel oral therapies for indications with high unmet need. Our core scientific team has decades of experience working on protease inhibitors and developing compounds with high potency, selectivity and bioavailability. We have assembled a team of chemists and biologists who have demonstrated the ability to design and formulate multiple drug candidate programs from a broad variety of chemical classes, as indicated by our extensive intellectual property portfolio. Our initial focus is specifically on development of oral plasma kallikrein inhibitors for HAE and DME, and Factor XIIa inhibitors for HAE and other indications; however, we believe our scientific capabilities also can be applied to other proteases to develop therapies for diseases with high unmet need.
•
Develop multiple HAE product candidates to provide a full set of therapeutic options for patients. We intend to develop best-in-class oral therapies for HAE and, to accomplish that goal, we plan to develop drug candidates for both on-demand and prophylactic use to provide patients with a complete set of oral options to treat their disease. Our most advanced program for HAE is sebetralstat, for which we are currently conducting the Phase 3 KONFIDENT clinical trial to evaluate the safety and efficacy of sebetratstat as a potential oral, on-demand therapy for treatment of HAE attacks. KVD824 is our next oral candidate to be developed as a potential oral prophylactic treatment for HAE, currently being evaluated in the Phase 2 KOMPLETE clinical trial. We believe our Factor XIIa inhibitor program may be able to offer patients a next generation of HAE therapies that may further enhance their options.
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

Plasma Kallikrein in HAE and DME

Plasma kallikrein is a serine protease enzyme that is a key mediator of inflammation and edema. The body modulates the downstream inflammatory effects of plasma kallikrein through a circulating inhibitor protein called C1-esterase inhibitor (“C1-INH”). Most patients with HAE have genetic mutations that lead to C1-INH deficiency, which results in an inability to control activated plasma kallikrein in affected tissues. This excessive activation leads to inflammation, edema, and pain.

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

HAE is an autosomal dominant disease, meaning that a defect in only one copy of the gene leads to symptoms and that it occurs at similar rates in both males and females. The most common cause of HAE is a defect or mutation in the gene responsible for the production of C1-INH. While HAE most often results from the inheritance of a defective gene from a parent, it is estimated that up to 25% of cases also arise from spontaneous mutations. Patients with C1-INH-related disease are classified as Type 1 or Type 2; Type 1 is the most common form and results in low levels of circulating C1-INH and Type 2 results in production of a low function protein. An additional form of HAE, often referred to as normal C1-INH HAE, can occur in patients with normal levels of C1-INH for a variety of reasons including mutations in genes for Factor 12, plasminogen or angiopoetin. Moreover, bradykinin-induced acute attacks of angioedema can occur idiopathically in individuals for which a hereditary cause has not yet been identified. Excessive formation of bradykinin can also be caused by increased circulation of estrogens, reduced elimination of bradykinin, or through use of drugs such as ACE inhibitors.

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

Current Treatments and Market Opportunities

There are a number of marketed and development stage therapeutics for HAE which provide evidence that inhibition of plasma kallikrein activity will give therapeutic benefit in HAE. Lanadelumab (Takhzyro®) is a monoclonal antibody against plasma kallikrein indicated for prophylaxis to prevent attacks of HAE. The prescribing information recommends subcutaneous administration every two weeks, though dosing at more extended intervals may be considered in some patients. Ecallantide (Kalbitor®) is a small protein inhibitor of plasma kallikrein that is approved for treatment of acute attacks of HAE. While effective, ecallantide has been associated with cases of anaphylaxis and its labeling approval by the FDA includes a black box warning limiting its administration to healthcare professionals with appropriate medical support to manage anaphylaxis and HAE, and requiring close monitoring of patients. Other therapies provide C1-INH replacement to control plasma kallikrein levels. Marketed C1-INH replacement therapies include Cinryze® and Haegarda® for prophylaxis, and Berinert® for treatment of acute attacks, all of which are purified from human plasma, and Ruconest® which is a recombinant product also for treatment of acute attacks. Icatibant (Firazyr®) is a synthetic peptide-based antagonist that blocks the activity of bradykinin and is indicated for treatment of acute attacks. All of these products are administered by injection, which is typically less convenient for patients and has the potential to reduce compliance. Berotralstat (ORLADEYOTM) is an oral prophylactic treatment which was launched in 2021. As a result of the lifelong nature of HAE and the challenges related to taking many of the injected therapies, patient surveys consistently indicate an overwhelming desire of patients for an oral therapy. We believe that a safe and effective oral agent has the potential to transform treatment for this disease. We also believe that opportunities exist for both acute and prophylactic treatments, and we intend to develop drug candidates for both on-demand and prophylactic use, with the goal of providing patients with a complete set of oral options to treat their disease.

We believe a further future market opportunity may exist in treatment of normal C1-INH HAE. Estimates of the size of this patient population vary widely, but we believe that the nature of normal C1-INH HAE disease may make prophylaxis less attractive for these patients than a safe and rapidly effective on-demand plasma kallikrein inhibitor therapy.

Our Portfolio of HAE Programs

Our strategy is to evaluate and develop multiple oral molecules in pursuit of best-in-class therapies for HAE patients, with an initial focus on treatment of Type 1 and Type 2 HAE. The first of these product candidates being evaluated in later stage clinical trials is sebetralstat. A positive Phase 2 clinical trial for sebetralstat as a potential on-demand treatment for HAE attacks was completed in February 2021, and we are currently conducting the Phase 3 KONFIDENT clinical trial. Our second oral treatment in development for potential prophylactic treatment for HAE is KVD824, which is currently being evaluated in the Phase 2 KOMPLETE clinical trial.

Sebetralstat

Evidence from studies using therapies approved for the treatment of acute HAE attacks shows that earlier treatment has a powerful impact on the efficacy outcomes. Despite clear evidence that early treatment markedly reduces attack duration, treatment is often delayed. In one outcome study of 207 HAE attacks, attack duration was 2.75-fold shorter when treatment was administered within 1 hour of attack onset (6.1 hours versus 16.8 hours (p<0.001)), yet treatment was administered more than 1 hour after attack onset in nearly 60% of attacks, and for 30% of attacks treatment was administered more than five hours after attack onset. We believe this delay in administration is due to many factors including the inconvenience of preparation and administration as well as the discomfort of injectable therapies. An oral therapy has the potential to overcome these and lower the barrier for treatment for patients. The combination of the rapid uptake of sebetralstat to very high blood levels and the likelihood of earlier dosing by patients, could lead to much better disease management and prevention of attacks reaching the critical stage of significant swelling and discomfort. We therefore believe that a safe, oral on-demand treatment has the potential to become a preferred alternative for patients currently using injectable treatments, including both acute and prophylactic therapies.

In February 2021 we announced data from a Phase 2 efficacy trial in which sebestralstat demonstrated statistical and clinically significant responses across all primary and secondary endpoints. KVD900-201 was a double blind, placebo-controlled, crossover trial investigating the safety and efficacy of a single dose of 600 mg sebetralstat as an on-demand treatment for HAE attacks in patients with Type 1 or Type 2 HAE. The trial met its primary endpoint comparing the time to use of rescue treatment within 12 hours on sebetralstat versus placebo (p=0.001) with rates of use at 12 hours of 15.1% following treatment with sebetralstat versus 30.2% after placebo. The trial also met all secondary endpoints: reduced worsening of attacks (p<0.0001; PGI-S or use of rescue) and reduced time to onset of symptom relief measured using both PGI-C (p<0.0001) and VAS (p<0.0001).

Based upon these data, we completed an end-of-Phase 2 meeting with the FDA in the fall of 2021 and initiated the Phase 3 KONFIDENT clinical trial in early 2022 that is intended to support an NDA filing. KONFIDENT is a placebo-controlled crossover trial in which patients will treat a total of three attacks: one each with 300 mg sebetralstat, 600 mg sebetralstat, and placebo, given in a randomized sequence. The study is expected to enroll up to 114 patients in order to complete a total of 84 on the three-attack sequence. The primary endpoint of the study is time to onset of symptom relief using the PGI-C scale. We agreed with the FDA that this is an appropriate primary endpoint for a registration-directed trial, and in the Phase 2 study, sebetralstat achieved this endpoint in a highly statistically significant manner. KONFIDENT is expected to be conducted in approximately 60 sites in 20 countries. We expect data from KONFIDENT in the second half of 2023, and, if it is successful, we currently anticipate filing an NDA in the first half of 2024.

Sebetralstat has received Fast Track and Orphan Drug designation from the FDA. A PIP has also been approved by the EMA for sebetralstat. In June 2022, we received formal notice from the European Commission that sebetralstat has been granted Orphan Drug designation in the European Union.

KVD824

KVD824 is our oral product candidate which is being developed for potential prophylactic treatment of HAE. We are currently conducting the Phase 2 KOMPLETE trial, evaluating the safety and efficacy of KVD824 compared to placebo, with the primary endpoint of reduction in investigator-confirmed HAE attack rate over a 12-week treatment period. KOMPLETE will enroll a total of 48 patients in four arms, consisting of 300 mg twice daily, 600 mg twice daily, 900 mg twice daily, or placebo. KOMPLETE will be conducted in approximately 30 sites in 13 countries, and we currently anticipate data from this study in mid-2023.

Factor XIIa

Factor XIIa is an enzyme that plays a key role in HAE as the most upstream mediator in the biochemical pathway that initiates HAE attacks. For this reason, we believe that inhibition of Factor XIIa will block the underlying mechanism of HAE attacks, including the uncontrolled generation of both plasma kallikrein and bradykinin which cause swelling and pain. Clinical studies of an injectable Factor XIIa-inhibitory antibody have demonstrated efficacy in preventing HAE attacks, and there are no published safety concerns of long-term inhibition of this enzyme. We believe that our program has the potential to be the first orally delivered Factor XIIa inhibitor to enter clinical development, initially for HAE and over time for additional indications that are supported by scientific evidence.

We have identified multiple series of structurally distinct, potent, selective, and oral FXIIa inhibitors. Within our lead series we are performing advance profiling of several lead molecules with FXIIa IC50 <10nM, selectivity > 1000 fold vs closely related serine proteases, and high oral availability in two preclinical species. Importantly, the pharmacokinetic profiles for these compounds meet our benchmark targeted exposures for QD dosing based on human scaling for the prophylactic prevention of HAE attacks. Currently two of these molecules are in non-GLP rat toxicology and we have additional compounds progressing to toxicological studies. Our strategy is to advance multiple candidates through early in vivo toxicology and progress at least two compounds from this series into GLP studies in the upcoming year.

The pharmacology of this lead series is exemplified by KV998086, which has undergone extensive ADME and pharmacology profiling. The FXIIa IC50 for KV998086 is 8.3 nM and its oral availability in both rats and dogs is >70%. The plasma half-life and human scaling is consistent with once daily dosing to maintain plasma exposures sufficient to provide near complete inhibition of FXIIa-mediated plasma kallikrein generation and block high molecular weight kininogen (HK) cleavage that results in generation of bradykinin.

The figures below show that KV998086 potently inhibits dextran sulfate-stimulated generation of plasma kallikrein (PKa) and HK cleavage in whole human plasma, using an assay that characterized sebetralstat (KVD900) clinical pharmacology.

The figures below show that pretreatment with orally administered KV998086 protected mice from captopril-induced vascular permeability measured by the extravasation of Evans blue dye into larynx and tracheal tissues and from carrageenan-stimulated paw edema. In both preclinical models, KV998086 was as effective as FXII knockout (FXIIKO) in the protection from edema, suggesting that oral KV998086 provided strong inhibition of kallikrein kinin system-mediated angioedema in vivo.

In addition to the series of FXIIa inhibitors described above, our internal research team has discovered several structurally distinct series of low nanomolar potency Factor XIIa inhibitors that are selective and orally bioavailable. It is our expectation that this portfolio of compounds will provide multiple opportunities for the clinical development of a once-daily administered oral FXIIa inhibitor with efficacy comparable to leading injectable therapies for HAE prophylaxis. In addition, the diversity within our portfolio creates opportunities to identify oral FXIIa inhibitors that fulfill the target profile needed for the treatment of other FXIIa mediated diseases, including thrombosis and other diseases associated with edema and inflammation. We anticipate filing the first IND for a Factor XIIa inhibitor program candidate in 2023.

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

Intellectual Property

Our success substantially depends on our ability to obtain and maintain patents and other forms of intellectual property rights for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Our patent portfolio includes patents and patent applications covering plasma kallikrein inhibitors (“the plasma kallikrein portfolio"), and patent applications covering factor XIIa (FXIIa) inhibitors (“the FXIIa portfolio”).

In the plasma kallikrein portfolio, as of April 30, 2022, we are the owner of, and intend to maintain, twenty-one U.S. patents expiring between 2023 and 2038, absent any extensions, as well as nine pending U.S. patent applications and two pending US provisional applications. Any patents issuing from the foregoing U.S. patent applications are expected to expire in between 2034 and 2040, absent any adjustments or extensions. In the plasma kallikrein portfolio, as of April 30, 2022, we are the owner of, and intend to maintain, approximately 222 pending foreign applications and approximately 508 patents in foreign jurisdictions. Any issued patents, or those issuing from these foreign patent applications, are expected to expire between 2023 and 2040, absent any adjustments or extensions. In the plasma kallikrein portfolio, as of April 30, 2022, we also controlled four pending international applications that, if issued, are expected to expire between 2040 and 2042, absent any adjustments or extensions.

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

Our portfolio of oral plasma kallikrein inhibitors, including sebetralstat and KVD824, is covered by U.S. patents, U.S. patent applications and U.S. provisional applications, and pending international applications covering composition of matter, methods of treatment, solid form and clinical formulations and the anticipated expiration dates of these patents, patents arising from those applications, or patents arising from applications claiming priority from provisional applications range from 2035 to 2043, absent any adjustments or extensions. Our portfolio of oral plasma kallikrein inhibitors, including sebetralstat and KVD824, is also covered by EPO patents, European patent applications, and expected European patent applications claiming priority from U.S. provisional applications, covering composition of matter, medical use, solid form and clinical formulations. The anticipated expiration dates of these European patents, European patents arising from applications, or European patents arising from applications claiming priority from U.S. provisional applications range from 2035 to 2043 absent any extensions.

In the FXIIa portfolio, as of April 30, 2022, we are the owner of, and intend to maintain, four pending U.S. patent applications, two pending international applications, and 116 pending foreign applications in multiple jurisdictions. Any patents issuing from the foregoing applications in the FXIIa portfolio are expected to expire in between 2039 and 2042, absent any adjustments or extensions.

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

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act ("the FDC Act") and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Pharmaceutical products - such as small molecule drugs and biological products, or biologics used for the prevention, treatment, or cure of a disease or condition of a human being are subject to regulation under the FDC Act, with the exception that the section of the FDC Act which governs the approval of drugs via New Drug Applications (“NDAs”) does not apply to the approval of biologics. In contrast, biologics are approved for marketing under provisions of the Public Health Service Act (“PHS Act”) via a Biologics License Application (“BLA”). However, the application process and requirements for approval of BLAs are very similar to those for NDAs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves nonclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically take many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational drug or biologic to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with Good Clinical Practice (“GCP”) an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; and (iii) under protocols detailing the objectives of the trial and the criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA regulations or presents an unacceptable risk to the clinical trial patients. Imposition of a clinical hold may be full or partial. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (“IRB”) for approval. The IRB will also monitor the clinical trial until completed. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs and BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug or biologic into patients, the product is tested to assess safety, dosage tolerance, metabolism, pharmacokinetics, pharmacological actions, side effects associated with drug exposure, and to obtain early evidence of a treatment effect if possible. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug or biologic for a particular indication, determine optimal dose and regimen, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain additional information about clinical effects and confirm efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit -risk relationship of the drug or biologic and to provide adequate information for the labeling of the product. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of the drug or biologic. In rare instances, a single Phase 3 trial may be sufficient when either (1) the trial is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) the single trial is supported by other confirmatory evidence.

In addition, the manufacturer of an investigational drug or biologic in a Phase 2 or Phase 3 clinical trial for a serious or life- threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug or biologic.

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing and distribution of the product may begin in the United States. The NDA or BLA must include the results of all nonclinical, clinical, and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or BLA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee. Under an approved NDA or BLA, the applicant is also subject to an annual program fee. These fees typically increase annually. An NDA or BLA for a drug that has been designated as an orphan drug is not subject to an application fee, unless the NDA or BLA includes an indication for other than a rare disease or condition. The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be filed based on the FDA's determination that it is sufficiently complete to permit substantive review. Once the submission is filed, the FDA begins an in-depth review. The FDA has agreed to certain performance goals to complete the review of NDAs and BLAs. Most applications are classified as Standard Review products that are reviewed within ten months of the date the FDA files the NDA or BLA; applications classified as Priority Review are reviewed within six months of the date the FDA files the NDA or BLA. An NDA or BLA can be classified for Priority Review when the FDA determines the drug or biologic has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority reviews may be extended by the FDA for three or more additional months to consider certain late-submitted information or information intended to clarify information already provided in the NDA or BLA submission.

The FDA may also refer applications for novel drug and biologic products, as well as drug and biologic products that present difficult questions of safety or efficacy, to be reviewed by an advisory committee—typically a panel that includes clinicians, statisticians and other experts—for review, evaluation and a recommendation as to whether the NDA or BLA should be approved. The FDA is not bound by the recommendation of an advisory committee, but generally follows such recommendations.

Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug or biologic product is manufactured. The FDA will not approve the product unless compliance with cGMP is satisfactory.

After the FDA evaluates the NDA or BLA and completes any clinical and manufacturing site inspections, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the NDA or BLA submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application for approval. If, or when, those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing and distribution of the drug or biologic with specific prescribing information for specific indications. As a condition of NDA or BLA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug or biologic outweigh the potential risks to patients. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure a product's safe use (“ETASU”). An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring, and the use of patient-specific registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, the FDA may require substantial post-approval testing and surveillance to monitor the product's safety or efficacy.

Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Changes to some of the conditions established in an approved NDA or BLA, including changes in indications, product labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDABLA, or supplement to an approved NDA or BLA, before the change can be implemented. An NDA or BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA and BLA supplements as it does in reviewing original NDAs and BLAs.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition - generally a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing, and making a product available in the United States for such disease or condition will be recovered from sales of the product.

Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the drug or biological product and its potential orphan disease use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA or BLA applicant to receive FDA approval for a particular active moiety to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product in the approved indication. For large molecule drugs, sameness is determined based on the principal molecular structural features of a product.

During the seven-year marketing exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, or in the case of a biological product, one containing the same principal molecular structural features for the same indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A product can be considered clinically superior if it is safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biological product for the same disease or condition, or the same drug or biological product for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA user fee.

Fast Track Designation and Priority Review

FDA is required to facilitate the development, and expedite the review, of drugs or biologic products that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Fast track designation may be granted for products that are intended to treat a serious or life-threatening disease or condition for which there is no effective treatment and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. Any product submitted to FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review.

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs and biologic products, are required to register and disclose certain clinical trial information on the website www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of a clinical trial are then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of clinical trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of clinical development programs as well as clinical trial design.

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), NDAs or BLAs, or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug or biological product with orphan product designation except a product with a new active ingredient that is a molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by FDA to be substantially relevant to the growth or progression of a pediatric cancer that is subject to an NDA or BLA submitted on or after August 18, 2020.

The Best Pharmaceuticals for Children Act (“BPCA”), provides a six-month extension of any non-patent exclusivity for a drug or biologic as well as a six-month extension of patent exclusivity for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug or biologic in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications.

Post-Approval Requirements

Once an NDA or BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs and biologics, including direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet.

Adverse event reporting and submission of periodic safety summary reports is required following FDA approval of an NDA or BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug or biological product manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drugs and biologics manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects a drug or biologic product's manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with required regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

The Hatch-Waxman Amendments

Orange Book Listing

Under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch Waxman Amendments, NDA applicants are required to identify to FDA each patent whose claims cover the applicant’s drug or approved method of using the drug. Upon approval of a drug, the applicant must update its listing of patents to the NDA in timely fashion and each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book.

Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (“ANDA”). An ANDA provides for marketing of a drug product that has the same active ingredient(s), strength, route of administration, and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. An approved ANDA product is considered to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved under the ANDA pathway are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug pursuant to each state’s laws on drug substitution.

The ANDA applicant is required to certify to the FDA concerning any patents identified for the reference listed drug in the Orange Book. Specifically, the applicant must certify to each patent in one of the following ways: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. For patents listed that claim an approved method of use, under certain circumstances the ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents through a Paragraph IV certification, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA-holder and patentee(s) once the ANDA has been accepted for filing by the FDA (referred to as the “notice letter”). The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice letter. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months from the date the notice letter is received, expiration of the patent, the date of a settlement order or consent decree signed and entered by the court stating that the patent that is the subject of the certification is invalid or not infringed, or a decision in the patent case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired. In some instances, an ANDA applicant may receive approval prior to expiration of certain non-patent exclusivity if the applicant seeks, and FDA permits, the omission of such exclusivity-protected information from the ANDA prescribing information.

Exclusivity

Upon NDA approval of a new chemical entity (“NCE”) which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which FDA cannot receive any ANDA seeking approval of a generic version of that drug unless the application contains a Paragraph IV certification, in which case the application may be submitted one year prior to expiration of the NCE exclusivity. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA for a generic version of the drug may be filed before the expiration of the exclusivity period.

Certain changes to an approved drug, such as the approval of a new indication, the approval of a new strength, and the approval of a new condition of use, are associated with a three-year period of exclusivity from the date of approval during which FDA cannot approve an ANDA for a generic drug that includes the change. In some instances, an ANDA applicant may receive approval prior to expiration of the three-year exclusivity if the applicant seeks, and FDA permits, the omission of such exclusivity-protected information from the ANDA package insert.

Patent Term Extension

The Hatch Waxman Amendments permit a patent term extension as compensation for patent term lost during the FDA regulatory review process. Patent term extension, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. After NDA approval, owners of relevant drug patents may apply for the extension. The allowable patent term extension is calculated as half of the drug’s testing phase (the time between IND application and NDA submission) and all of the review phase (the time between NDA submission and approval) up to a maximum of five years. The time can be reduced for any time FDA determines that the applicant did not pursue approval with due diligence.

The United States Patent and Trademark Office (the “USPTO”) in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. However, the USPTO may not grant an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than requested.

The total patent term after the extension may not exceed 14 years, and only one patent can be extended. The application for the extension must be submitted prior to the expiration of the patent, and for patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, pharmaceutical and biotechnology company activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services (“CMS”) other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General and the Office for Civil Rights), the U.S. Department of Justice (“DOJ”) and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs, may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the federal false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act (“HIPAA”) and similar state laws, each as amended, as applicable.

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

Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the “ACA”) to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below).

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Federal false claims laws, including the federal civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the civil False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies' marketing of the product for unapproved, and thus generally non-reimbursable, uses and purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes.

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

Data privacy and security regulations by both the federal government and the states in which business is conducted may also be applicable. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. HIPAA requires covered entities to limit the use and disclosure of protected health information to specifically authorized situations, and requires covered entities to implement security measures to protect health information that they maintain in electronic form. Among other things, HITECH made HIPAA's security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain advance practices nurses and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

Commercial distribution of products requires compliance with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. In addition, several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. Certain local jurisdictions also require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Sales and marketing activities are also potentially subject to federal and state consumer protection and unfair competition laws.

Violation of any of the federal and state healthcare laws described above or any other governmental regulations may result in penalties, including without limitation, significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, imprisonment, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, refusal to enter into government contracts, oversight monitoring, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings.

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

U.S. Healthcare reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. On September 9, 2021, the presidential administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The Depart of Health and Human Services, or HHS, plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented.

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

Human Capital Resources

As of April 30, 2022, we had a total of 105 full-time employees, of whom 47 were located in the United States, 56 were located in the United Kingdom, and 2 were located in Switzerland. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with employees to be good. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We emphasize a number of measures and objectives in managing our human capital assets, and we provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. In July 2021, the Company adopted an Equity Inducement Plan in order to provide incentives to attract and motivate employees through the grant of stock options and restricted share units.

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

Item 1A.

Summary of Risk Factors

An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:

•
The ongoing SARS-CoV-2 (“COVID-19”) outbreak has caused, and has the potential to further cause, disruptions in our business, financial condition and results of operations, including the execution of our clinical development activities and the use and sufficiency of our existing cash.
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

Risks Related to Our Business

The ongoing coronavirus, SARS-CoV-2 (“COVID-19”) outbreak has caused, and has the potential to further cause, disruptions in our business, financial condition and results of operations, including the execution of our clinical development activities and the use and sufficiency of our existing cash.

The ongoing COVID-19 global pandemic has disrupted many of our operating activities. We may continue to experience delays or difficulties with respect to our clinical trials as a result of delays in clinical site initiations and the enrollment of patients in our future clinical trials, including difficulties in recruiting clinical site investigators and clinical site staff due to the COVID-19 pandemic. Any such delays to our planned clinical trial timelines could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans. If we are able to raise additional capital, challenging and uncertain economic conditions can make capital raising costly and dilutive.

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

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop and commercialize sebetralstat, KVD824 or other product candidates, and our business will suffer.

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
•
delay or failure in clinical trial enrollments and data collections because of COVID-19 pandemic disruptions;
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
•
there may be political factors surrounding the approval process, such as government shutdowns or political instability;
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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to demonstrate safety and efficacy. We are conducting clinical trials of sebetralstat and KVD824, and we do not know whether planned or ongoing clinical trials will enroll subjects in a timely fashion, require redesign of essential trial elements or be completed on our projected schedule. In particular, because we are focused on patients with HAE, which is a rare disease, our ability to enroll eligible patients in trials may be limited or may result in slower enrollment than we anticipate. In addition, competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. The ongoing COVID-19 pandemic could also negatively affect site initiation, as well as recruitment and retention, at sites in a region or city whose health care system becomes overwhelmed as a result.

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

If our product candidates are associated with undesirable effects in preclinical or clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Our HAE programs, including sebetralstat and KVD824, are still in the early stage of clinical testing and we have not yet determined what, if any, significant side effects may occur from dosing. Additional or more severe side effects may be identified for all our programs through further clinical studies. These or other drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition and prospects.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates must be approved by the FDA pursuant to an NDA in the United States and by the EMA and similar regulatory authorities outside the United States prior to commercialization. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates and therapeutic indications involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. Securing marketing approval requires the submission of extensive chemistry, manufacturing and preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also usually requires inspection of manufacturing facilities by the regulatory authorities and also audits of the clinical trial sites, data and CROs that have supported KalVista in the clinical development. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept an application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

For example, the United Kingdom formally left the European Union on January 31, 2020, often referred to as Brexit, and the transition period ended on December 31, 2020. Brexit has caused uncertainty in the current regulatory framework in Europe. For instance, Brexit has resulted in the EMA, moving from the United Kingdom to the Netherlands. The United Kingdom has now put in place legislation to cover the approval of new medicinal products in the United Kingdom, including designations such as orphan designation, and a pediatric investigational plan. The requirements are similar to those in the European Union and in many cases have adopted the same requirements. However, there are still adjustments being made to legislation. Any of these adjustments as a result of Brexit could result in significant delays and additional expense to our business. Any of the foregoing factors could have a material adverse effect on our business, results of operations, or financial condition.

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

An Orphan Drug Designation by the FDA or EMA or MHRA does not increase the likelihood that our product candidates will receive marketing exclusivity.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a disease with a prevalence of fewer than 200,000 individuals in the United States.

Generally, if a product with an orphan drug designation in a particular jurisdiction subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the authority in that jurisdiction from approving another marketing application for the same drug for the same indication during the period of exclusivity. The applicable period is seven years in the United States and ten years in Europe. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective, the criteria on which the orphan designation was originally issued no longer apply or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

The FDA has granted orphan drug designation for sebetralstat. This designation may not effectively protect sebetralstat (or other drug products for which KalVista seeks Orphan Designation) from competition because the designation does not preclude different drugs from being approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that it is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

A Fast Track designation by the FDA may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

The FDA has granted fast track designation for sebetralstat for the treatment of HAE. We may also seek fast track designation for other indications or for some of our other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure that the FDA would decide to grant it. Even though we have received fast track designation for sebetralstat for the treatment of HAE, or even if we receive fast track designation for other indications or for our other product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs that have received fast track designation have failed to obtain drug approval.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the United Kingdom, European Union and many other jurisdictions, we or our third party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We, or our third party collaborators, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval in any one jurisdiction does not ensure approval by regulatory authorities in other countries or jurisdictions, and likewise approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in any other countries or jurisdictions including Unites States. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

Non-compliance with United Kingdom and European Union requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the United Kingdom and European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

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

As an example, the ACA, was signed into law in 2010 but has been the subject of legislative and judicial efforts to modify, repeal or otherwise invalidate all or certain aspects of its provisions. The ACA mandated a substantial number of major changes to the healthcare system that impact our business, and several other pieces of legislation since then, as well as ongoing efforts, have continued to create a complicated planning and operating environment for companies in our industry.

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

In some countries, particularly the countries of the European Union and the United Kingdom, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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
•
FDA-approved labeling which may include restrictive safety and efficacy data, or may not include aspects of safety and efficacy that we believe are important;
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

We currently hold $10 million in product liability insurance coverage in the aggregate, with a per incident limit of $10 million which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Even if we choose to self-manufacture, the formulation used in early studies frequently is not a final formulation for commercialization. Additional changes may be required by the FDA or other regulatory authorities on specifications and storage conditions. These may require additional studies and may delay our clinical trials.

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

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, such as the ongoing COVID-19 pandemic, and other natural or man-made disasters or business interruptions, for which we may not have insurance coverage. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. In particular, the potential effects on our business due to the COVID-19 pandemic may be significant and could materially harm our business, operating results and financial condition. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our operations and financial condition could suffer in the event of a natural or man-made disaster near our headquarters in Cambridge, Massachusetts or our research facility in Porton Down, United Kingdom.

Our failure to comply with privacy and data security laws, regulations and standards may cause our business to be materially adversely affected.

We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our clinical development regarding the patients enrolled in our clinical trials. Any violations of these rules by us could subject us to civil and criminal penalties and adverse publicity and could harm our ability to initiate and complete clinical trials. We cannot provide assurance that current or future legislation will not prevent us from generating or maintaining personal data or that patients will consent to the use of their personal data (as necessary); either of these circumstances may prevent us from undertaking or publishing essential research and development, manufacturing, and commercialization, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

The myriad international and U.S. privacy and data breach laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually applies to us. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, and adversely affect our business. Additionally, all of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. Any failure or perceived failure by us (or the third parties with whom we have contracted to process such information) to comply with applicable privacy and data security laws, policies or related contractual obligations, or any compromise of security that results in unauthorized access, use or transmission of, personal user information, could result in a variety of claims against us, including governmental enforcement actions and investigations, class action privacy litigation in certain jurisdictions and proceedings by data protection authorities, potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. When such events occur, our reputation may be harmed, we may lose current and potential users and the competitive positions of our brand might be diminished, any or all of which could materially adversely affect our business, operating results, and financial condition. In addition, if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, all of which may have a material adverse effect on our business, operating results, reputation, and financial condition.

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
•
changes in reimbursement or third party coverage of treatments, or changes to treatment recommendations or guidelines applicable to treatment;
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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404”), and the related rules of the SEC which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. Effective April 27, 2020, the SEC adopted amendments to the “accelerated filer” and “large accelerated filer” definitions in Rule 12b-2 under the Securities and Exchange Act of 1934. The amendments exclude from the “accelerated filer” and “large accelerated filer” definitions an issuer that is eligible to be a smaller reporting company and that had annual revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available. We determined that our Company does not meet the accelerated or large accelerated filer definitions as of April 30, 2022. For so long as we remain a smaller reporting company and a non-accelerated filer, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies, including, but not limited to, not being required as a non-accelerated filer to comply with the auditor attestation requirements of Section 404(b). An independent assessment by our independent registered public accounting firm of the effectiveness of internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Cambridge, Massachusetts where we occupy approximately 8,300 square feet of office space under a lease agreement that runs through September 2028. We maintain approximately 13,400 square feet of office and research laboratory space in Porton Down, United Kingdom, under a lease agreement that runs through April 2028. We maintain approximately 6,200 square feet of office space in Salt Lake City, Utah that runs through February 2032. We also maintain approximately 1,000 square feet of leased research laboratory space in Boston, Massachusetts.

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

Holders

As of July 2, 2022, there were 22 holders of record of our common stock. The actual number of holders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Item 6. Reserved.

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

Management Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of small molecule protease inhibitors for diseases with significant unmet need. We apply our insights into the chemistry and biology of proteases to develop orally delivered, small molecule inhibitors with high selectivity, potency and bioavailability that we believe will make them successful treatments for diseases. We have used these capabilities to develop a proprietary portfolio of novel, small molecule plasma kallikrein inhibitors targeting hereditary angioedema (“HAE”) and diabetic macular edema (“DME”). We also are conducting preclinical development of a novel, oral Factor XIIa (“Factor XIIa”) inhibitor program, which initially is being advanced to provide a next generation of HAE therapeutics and which also offers the opportunity for expansion into other high unmet need indications in the future.

Our most advanced program for HAE is sebetralstrat, which is being developed as a potential on-demand oral therapy for treatment of HAE attacks. In March 2022 we initiated the KONFIDENT trial, a Phase 3 clinical study to evaluate the safety and efficacy of sebetralstat as a potential on-demand therapy for HAE attacks. Data from this study is anticipated in the second half of 2023. KVD824 is our next oral program to be developed as a twice-daily potential oral prophylactic treatment for HAE. We are currently conducting the KOMPLETE clinical trial, which is a Phase 2 study to evaluate the safety and efficacy of KVD824 as a potential therapy for HAE prophylaxis. Data for this study is currently anticipated in mid-2023. Our oral Factor XIIa program is currently expected to file the first IND for this novel target in 2023.

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

We have funded operations primarily through the issuance of capital stock. As of April 30, 2022, we had an accumulated deficit of $250.2 million and $166.2 million of cash, cash equivalents and available for sale securities. Our working capital is anticipated to fund our operations for at least the next twelve months from the date the audited consolidated financial statements are issued.

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

Other Income

Other income consists of bank and investment interest, research and development tax credits from the United Kingdom government’s tax incentive programs set up to encourage research and development in the United Kingdom, realized and unrealized exchange rate gains/losses on cash held in foreign currencies and transactions settled in foreign currencies, and realized gains and losses from sales of marketable securities.

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

Results of Operations

This section of this Annual Report on Form 10-K generally discusses fiscal years 2022 and 2021 items and year-to-year comparisons between fiscal years 2022 and 2021. Discussions of fiscal years 2021 items and year-to-year comparisons between fiscal years 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, which was filed with the SEC on July 13, 2021.

Year Ended April 30, 2022 Compared to Year Ended April 30, 2021

The following table sets forth the key components of our results of operations for the years ended April 30, 2022 and 2021:

	Years Ended
	April 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Income
Revenue	$—	$—	$—
Operating Expenses
Research and development expenses	70,167	41,286	28,881
General and administrative expenses	26,446	16,637	9,809
Other income
Interest, exchange rate gain and other income	14,274	11,679	2,595

Revenue. No revenue was recognized in the years ended April 30, 2022 or 2021.

Research and Development Expenses. Research and development expenses were $70.2 million in the year ended April 30, 2022 compared to $41.3 million in the prior year. The increase of $28.9 million was primarily due to increases in spending on sebetralstat of $11.0 million, KVD824 of $3.6 million, personnel costs of $7.5 million, and preclinical activities of $6.9 million. The impact of exchange rates on research and development expenses was an increase of approximately $1.4 million compared to the prior year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows:

	Years Ended
	April 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Program-specific costs
KVD001	$154	$253	(99)	-39%
Sebetralstat	23,493	12,530	10,963	87%
KVD824	12,879	9,255	3,624	39%
Unallocated costs
Personnel	19,925	12,396	7,529	61%
Preclinical activities	13,716	6,852	6,864	100%
Total	$70,167	$41,286	$28,881	70%

Expenses for the KVD001 program were consistent with the prior year. We anticipate that expenses will remain at a low rate as we determine next steps for the KVD001 program.

Expenses for the sebetralstat program increased primarily due to the initiation of the Phase 3 KONFIDENT trial in March 2022. We anticipate that these expenses will increase above current levels as the Phase 3 clinical trial of sebetralstat progresses.

Expenses for the KVD824 program increased primarily due to the activities related to the ongoing Phase 2 KOMPLETE clinical trial. We anticipate that these expenses will increase above current levels as this clinical trial progresses.

Personnel expenses increased primarily due to higher research and development and medical headcount compared to the prior year. We anticipate that these expenses will continue to increase to support the growth of the ongoing clinical trials, preclinical activity and commercial planning activities.

Expenses for preclinical activities increased primarily due to additional projects compared to the prior year. We anticipate that expenses will continue to increase as we continue to progress our oral Factor XII inhibitor program and conduct other preclinical activities.

General and Administrative Expenses. General and administrative expenses were $26.4 million in the year ended April 30, 2022 compared to $16.6 million in the prior fiscal year. The increase of $9.8 million was primarily due to increases of $4.5 million in compensation related expenses, $1.9 million in professional fees, $1.8 million in commercial strategy expenses, $1.0 million in facility and other administrative costs, and $0.6 million in travel and insurance expenses, compared to the prior year. We anticipate that expenses will continue at or above current levels as we continue to support the growth of the Company.

Other Income. Other income was $14.3 million for the year ended April 30, 2022 compared to $11.7 million in the prior fiscal year. The increase of $2.6 million was primarily due to an increase of $5.5 million in income from research and development tax credits and an increase of $0.2 million in interest income, offset by an increase in foreign currency exchange rate losses of $2.4 million from transactions denominated in foreign currencies in our U.K. subsidiary and an increase in realized losses from available for sale securities of $0.7 million, compared to the prior year.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales and have incurred losses since inception and cash outflows from operating activities for the years ended April 30, 2022 and 2021. As of April 30, 2022, we had an accumulated deficit of $250.2 million and cash, cash equivalents and marketable securities totaling $166.2 million. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for the foreseeable future, and will continue to incur net losses as we continue the research and development efforts on our product candidates, hire additional staff, including clinical, scientific, operational, and financial and management personnel.

Sources of Liquidity

On May 21, 2021, the Company filed a shelf registration statement on Form S-3 pursuant to which the Company may offer and sell securities having an aggregate public offering price of up to $300 million. In connection with the filing of the Registration Statement, the Company also entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (the “2021 Sales Agreement”), through which we may offer and sell shares of our common stock under an at-the-market offering program having an aggregate offering of up to $100.0 million through Cantor Fitzgerald & Co., as our sales agent. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreement. During the twelve months ended April 30, 2022, we did not offer or sell any shares under the 2021 Sales Agreement.

Cash Flows

The following table shows a summary of the net cash flow activity for the years ended April 30, 2022 and 2021:

	Years Ended
	April 30,
	2022	2021
	(in thousands)
Cash flows used in operating activities	$(78,134)	$(30,171)
Cash flows provided by (used in) investing activities	57,860	(147,654)
Cash flows provided by financing activities	1,581	212,117
Effect of exchange rate changes on cash	(1,167)	511
Net (decrease) increase in cash and cash equivalents	$(19,860)	$34,803

Net cash used in operating activities

Net cash used in operating activities was $78.1 million for the year ended April 30, 2022 and primarily consisted of a net loss of $82.4 million adjusted for stock-based compensation of $11.1 million, an increase in the research and development tax credit receivable of $5.2 million, and other changes in net working capital. The research and development tax credit receivable increased due to higher eligible spending compared to the prior year. Net cash used in operating activities was $30.2 million for the year ended April 30, 2021 and primarily consisted of a net loss of $46.2 million adjusted for stock-based compensation of $7.1 million, cash flow favorable increases from the research and development tax credit receivable of $7.5 million, and other changes in net working capital. The increase in cash used in operating activities was due to increased spending, primarily on research and development activities during the year ended April 30, 2022 compared to the prior fiscal year.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $57.9 million for the year ended April 30, 2022 and consisted of sales and maturities of marketable securities of $195.7 million offset by purchases of marketable securities of $136.9 million and acquisitions of property and equipment of $0.9 million. Net cash used in investing activities was $147.7 million for the year ended April 30, 2021 and consisted of purchases of marketable securities of $201.2 million and acquisitions of property and equipment of $0.1 million offset by sales and maturities of marketable securities of $53.6 million.

Net cash provided by financing activities

Net cash provided by financing activities was $1.6 million for the year ended April 30, 2022 and primarily consisted of the issuance of common stock from equity incentive plans. Net cash provided by financing activities was $212.1 million for the year ended April 30, 2021 and primarily consisted of the net proceeds received in the February 2021 public offering of common stock.

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

Foreign Exchange Rate Risk

We maintain cash balances primarily in both U.S. Dollars (“USD”) and British Pound Sterling (“GBP”) to fund ongoing operations and manage foreign exchange risk. Cash, cash equivalents and marketable securities as of April 30, 2022 was composed of $30.7 million in cash and cash equivalents which consisted of readily available checking and bank deposit accounts held primarily in both USD and GBP and $135.5 million of USD denominated marketable securities. As of April 30, 2022, 60% of cash and cash equivalents were held in USD and 40% in GBP. We currently incur significant expense denominated in foreign currencies, primarily in GBP. We do not currently engage in exchange rate hedging or other similar activities to address our exchange rate risk. A 10% change in the exchange rate would result in an immaterial net gain or loss.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act of 1934, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2022 our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of April 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of April 30, 2022, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Effective April 27, 2020, the SEC adopted amendments to the “accelerated filer” and “large accelerated filer” definitions in Rule 12b-2 under the Exchange Act. The amendments exclude from the accelerated and large accelerated filer definitions an issuer that is eligible to be a smaller reporting company and that had annual revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available. We determined that our Company does not meet the accelerated or large accelerated filer definitions as of April 30, 2022. For as long as we remain a non-accelerated filer, we intend to take advantage of the exemption permitting us not to comply with the requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 that our independent registered public accounting firm provide an attestation on the management’s assessment of the effectiveness of our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by the Item is set forth in our 2022 Proxy Statement to be filed with the SEC within 120 days of April 30, 2022, and is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by the Item is set forth in our 2022 Proxy Statement to be filed with the SEC within 120 days of April 30, 2022, and is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of Regulation S-K is set forth in our 2022 Proxy Statement to be filed with the SEC within 120 days of April 30, 2022, and is incorporated by reference into this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of April 30, 2022, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted- average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by stockholders	3,746,966	(2)	$16.06	1,466,894	(3)
Equity compensation plans not approved by stockholders	206,055	(4)	$16.75	164,000	(5)
Total	3,953,021			1,630,894

(1)
The weighted average exercise price in column (b) includes options only as performance stock units do not have an exercise price.

(2)
Includes 103,366 shares subject to options issued pursuant to the KalVista Pharmaceuticals Inc. 2015 Incentive Plan, 99,545 shares subject to options issued pursuant to the Enterprise Management Incentives Plan, 3,184,055 shares subject to options issued and 360,000 performance stock units issued pursuant to the 2017 Equity Incentive Plan.
(3)
As of April 30, 2022, the number of securities remaining available for issuance includes 787,918 share available for future issuance in the form of options under our 2017 Equity Incentive Plan and 678,976 shares available for future issuance under the 2017 Employee Stock Purchase Plan
(4)
Includes 206,055 shares subject to option issued pursuant to the 2021 Equity Inducement Plan.
(5)
As of April 30, 2022, the number of securities remaining available for issuance includes 164,000 shares available for future issuance under the 2021 Equity Inducement Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by the Item is set forth in our 2022 Proxy Statement to be filed with the SEC within 120 days of April 30, 2022, and is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by the Item is set forth in our 2022 Proxy Statement to be filed with the SEC within 120 days of April 30, 2022, and is incorporated by reference into this Annual Report on Form 10-K.

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
(b)
Exhibits.

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36830	3.1	April 16, 2015
3.2	Certificate of Amendment to the Restated Certificate of Incorporation.	8-K	001-36830	3.1	November 23, 2016
3.3	Certificate of Amendment (Name Change) to the Restated Certificate of Incorporation.	8-K	001-36830	3.2	November 23, 2016
3.4	Amended and Restated Bylaws, as amended	8-K	001-36830	3.1	June 30, 2021
4.1	Form of Common Stock Certificate.	S-1/A	333-201278	4.2	January 23, 2015
4.2	Description of Registrant’s Securities	10-K	001-36830	10.24	July 16, 2019
10.1#	Form of Indemnification Agreement.	S-1	333-201278	10.14	December 29, 2014
10.2#	Carbylan 2015 Incentive Plan and forms of award agreements.	S-1/A	333-201278	10.3	January 23, 2015
10.3#	2017 Equity Incentive Plan.	DEF 14A	001-36830	Appendix A	March 2, 2017
10.4#	2017 Employee Stock Purchase Plan.	DEF 14A	001-36830	Appendix B	March 2, 2017
10.5#	Amended and Restated Employment Agreement between the Registrant and T. Andrew Crockett, dated June 26, 2019.	10-K	001-36830	10.5	July 16, 2019
10.6#	Amended and Restated Employment Agreement between the Registrant and Benjamin L. Palleiko, dated June 26, 2019.	10-K	001-36830	10.6	July 16, 2019
10.7#	Forms of Equity Agreements under the 2017 Equity Incentive Plan.	8-K	001-36830	99.1	June 29, 2018
10.8	Office Lease Agreement by and between the Registrant and 55 Cambridge Parkway, LLC, dated May 30, 2017.	10-K	001-36830	10.12	July 27, 2017
10.9	Underlease by and between the Registrant and Wiltshire Council, dated April 30, 2018.	8-K	001-36830	10.1	May 2, 2018
10.10#	Amended and Restated Executive Employment Agreement dated June 26, 2019, by and between the Registrant and Andreas Maetzel.	10-K	001-36830	10.13	July 16, 2019
10.11#	Enrollment/Change Form under the 2017 Employee Stock Purchase Plan.	S-8	333-237059	99.4	March 10, 2020

10.12#	Service Agreement dated November 1, 2015, by and between KalVista. Pharmaceuticals Ltd and Dr. Christopher M. Yea.	10-K	001-36830	10.15	July 30, 2018
10.13#	Amendment, dated January 31, 2019, to the Service Agreement dated November 1, 2015 by and between KalVista. Pharmaceuticals Ltd and Dr. Christopher M. Yea.	10-Q	001-36830	10.1	March 14, 2019
10.14#	Equity Acceleration Letter, dated March 11, 2019 by and between KalVista Pharmaceuticals Ltd and Dr. Christopher M. Yea.	10-Q	001-36830	10.2	March 14, 2019
10.15#	Amended and Restated Executive Employment Agreement by and between Registrant and Edward Feener.	10-K	001-36830	10.21	July 16, 2019
10.16#	Executive Employment Agreement by and between Registrant and Michael Smith.	10-K	001-36830	10.22	July 16, 2019
10.17#	Amendment, dated June 26, 2019, to the Service Agreement dated November 1, 2015 by and between KalVista. Pharmaceuticals Ltd and Dr. Christopher M. Yea.	10-K	001-36830	10.23	July 16, 2019
10.18#	Executive Employment Agreement by and between Registrant and Dr. Paul K. Audhya, MD	10-K	001-36830	10.18	July 13, 2021
10.19	First Amendment of Lease, dated November 20, 2020, to the Office Lease Agreement by and between the Registrant and 55 Cambridge Parkway, LLC, dated May 19, 2017	10-Q	001-36830	10.1	December 10, 2020
10.20	Controlled Equity Offering Sales Agreement, dated May 21, 2021, between the Registrant and Cantor Fitzgerald & Co.	S-3	333-256378	1.2	May 21, 2021
10.21	2021 Equity Inducement Plan and forms of agreement	10-K	001-36830	10.21	July 13, 2021
21.1	Subsidiaries of the Registrant.	10-K	001-36830	21.1	July 1, 2020
23.1	Consent of Deloitte & Touche LLP.					X
24.1	Power of Attorney. (See signature page hereto.)					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

KalVista Pharmaceuticals, Inc.

Date: July 7, 2022	By:	/s/ T. Andrew Crockett
T. Andrew Crockett
Chief Executive Officer

Date: July 7, 2022	By:	/s/ Benjamin L. Palleiko
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

Name	Title	Date

/s/ T. Andrew Crockett	Chief Executive Officer and Director	July 7, 2022
T. Andrew Crockett	(Principal Executive Officer)

/s/ Benjamin L Palleiko	Chief Business Officer and Chief Financial Officer	July 7, 2022
Benjamin L. Palleiko	(Principal Financial and Accounting Officer)

/s/ Martin Edwards	Director and Chairman	July 7, 2022
Martin Edwards, M.D.

/s/ Albert Cha	Director	July 7, 2022
Albert Cha, M.D., Ph.D.

/s/ Brian J.G. Pereira	Director	July 7, 2022
Brian J.G. Pereira, M.D.

/s/ Nancy Stuart	Director	July 7, 2022
Nancy Stuart

/s/ Patrick Treanor	Director	July 7, 2022
Patrick Treanor

/s/ Edward W. Unkart	Director	July 7, 2022
Edward W. Unkart

KALVISTA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of KalVista Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KalVista Pharmaceuticals, Inc. and subsidiaries (the "Company") as of April 30, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

July 7, 2022

We have served as the Company's auditor since 2016

KALVISTA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

April 30, 2022 and 2021

(in thousands except share and per share amounts)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$30,732	$50,592
Marketable securities	135,470	198,337
Research and development tax credit receivable	14,098	10,418
Prepaid expenses and other current assets	13,347	4,917
Total current assets	193,647	264,264
Property and equipment, net	2,178	1,791
Right of use assets	7,862	5,758
Other assets	193	200
Total assets	$203,880	$272,013
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,638	$1,981
Accrued expenses	6,961	6,930
Lease liability - current portion	977	863
Total current liabilities	11,576	9,774
Long-term liabilities:
Lease liability - net of current portion	7,211	5,046
Total long-term liabilities	7,211	5,046
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 24,550,748 and 24,422,531 at April 30, 2022 and 2021, respectively	25	24
Additional paid-in capital	439,104	426,437
Accumulated deficit	(250,175)	(167,836)
Accumulated other comprehensive loss	(3,861)	(1,432)
Total stockholders’ equity	185,093	257,193
Total liabilities and stockholders’ equity	$203,880	$272,013

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

Years Ended April 30, 2022, 2021 and 2020

(in thousands, except share and per share amounts)

	2022	2021	2020
Revenue	$—	$—	$12,690
Operating expenses:
Research and development	70,167	41,286	40,194
General and administrative	26,446	16,637	13,029
Total operating expenses	96,613	57,923	53,223
Operating loss	(96,613)	(57,923)	(40,533)
Other income:
Interest income	1,090	903	1,830
Foreign currency exchange gain (loss)	(1,537)	847	(367)
Other income	14,721	9,929	9,830
Total other income	14,274	11,679	11,293
Loss before income taxes	(82,339)	(46,244)	(29,240)
Income tax (benefit) expense	—	—	(124)
Net loss	$(82,339)	$(46,244)	$(29,116)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(1,499)	1,076	59
Unrealized holding (loss) gain on available-for-sale securities	(1,511)	(473)	285
Reclassification adjustment for realized loss (gain) on available for sale securities included in net loss	581	(153)	(300)
Total other comprehensive (loss) income:	$(2,429)	$450	$44
Comprehensive loss	$(84,768)	$(45,794)	$(29,072)
Net loss per share, basic and diluted	$(3.36)	$(2.42)	$(1.64)
Weighted average common shares outstanding, basic and diluted	24,473,092	19,094,440	17,748,666

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended April 30, 2022, 2021 and 2020

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2019	17,277,750	$17	$191,123	$(92,476)	$(1,926)	$96,738
Issuance of common stock, net of issuance costs of $123	527,221	1	11,421	—	—	11,422
Issuance of common stock from exercise of stock options	40,628	—	216	—	—	216
Stock-based compensation expense	—	—	4,448	—	—	4,448
Net loss	—	—	—	(29,116)	—	(29,116)
Foreign currency translation adjustment	—	—	—	—	59	59
Unrealized holding gains from available for sale securities	—	—	—	—	285	285
Reclassification adjustment for realized (gain) on available-for-sale securities included in net loss	—	—	—	—	(300)	(300)
Balance at April 30, 2020	17,845,599	18	207,208	(121,592)	(1,882)	83,752
Issuance of common stock from public offering, net of issuance costs of $239	6,181,250	6	208,928	—	—	208,934
Issuance of common shares under an at-the-market sales agreement, net of issuance costs of $132	97,332	—	1,648	—	—	1,648
Issuance of common stock from equity incentive plans	298,350	—	1,535	—	—	1,535
Stock-based compensation expense	—	—	7,118	—	—	7,118
Net loss	—	—	—	(46,244)	—	(46,244)
Foreign currency translation adjustment	—	—	—	—	1,076	1,076
Unrealized holding losses from available for sale securities	—	—	—	—	(473)	(473)
Reclassification adjustment for realized (gain) on available-for-sale securities included in net loss	—	—	—	—	(153)	(153)
Balance at April 30, 2021	24,422,531	24	426,437	(167,836)	(1,432)	257,193
Issuance of common stock from equity incentive plans	128,217	1	1,581	—	—	1,582
Stock-based compensation expense	—	—	11,086	—	—	11,086
Net loss	—	—	—	(82,339)	—	(82,339)
Foreign currency translation adjustments	—	—	—	—	(1,499)	(1,499)
Unrealized holding losses from available for sale securities	—	—	—	—	(1,511)	(1,511)
Reclassification adjustment for realized loss on available for sale securities included in net loss	—	—	—	—	581	581
Balance at April 30, 2022	24,550,748	$25	$439,104	$(250,175)	$(3,861)	$185,093

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

Years Ended April 30, 2022, 2021 and 2020

(in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net loss	$(82,339)	$(46,244)	$(29,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	564	537	512
Stock-based compensation expense	11,086	7,118	4,448
Realized loss (gain) from sale of marketable securities	581	(153)	(300)
Non-cash operating lease expense	179	114	13
Amortization of premium on available for sale securities	2,565	685	193
Foreign currency exchange loss (gain)	1,552	(574)	74
Changes in operating assets and liabilities:
Research and development tax credit receivable	(5,201)	7,457	(5,781)
Prepaid expenses and other assets	(9,280)	(244)	(1,117)
Accounts payable	1,687	150	(1,004)
Accrued expenses	472	983	(48)
Deferred revenue	—	—	(12,690)
Net cash used in operating activities	(78,134)	(30,171)	(44,816)
Cash flows from investing activities:
Purchases of available for sale securities	(136,920)	(201,210)	(49,797)
Sales and maturities of available for sale securities	195,711	53,638	66,770
Acquisition of property and equipment	(931)	(82)	(220)
Net cash provided by (used in) investing activities	57,860	(147,654)	16,753
Cash flows from financing activities:
Issuance of common stock, net of offering expenses	—	210,582	11,422
Issuance of common stock from equity incentive plans	1,581	1,535	216
Finance lease principal payments	—	—	(54)
Net cash provided by financing activities	1,581	212,117	11,584
Effect of exchange rate changes on cash and cash equivalents	(1,167)	511	262
Net (decrease) increase in cash and cash equivalents	(19,860)	34,803	(16,217)
Cash and cash equivalents, beginning year	50,592	15,789	32,006
Cash and cash equivalents, end of year	$30,732	$50,592	$15,789
Supplemental disclosures of cash flow information:
Right of use assets obtained in exchange for operating lease liabilities	$3,185	$4,784	$309
Property and equipment included in accounts payable and accrued expenses	$149	$—	$—

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

KalVista has created a structurally diverse portfolio of oral plasma kallikrein inhibitors and advanced multiple drug candidates into clinical trials for both HAE and DME. In March 2022 the Company initiated the KONFIDENT trial, a Phase 3 clinical study to evaluate the safety and efficacy of sebetralstrat as a potential on-demand therapy for acute HAE attacks. KVD824 is KalVista’s next oral program to be developed for HAE, and is currently being evaluated in the Phase 2 KOMPLETE clinical trial as a potential twice-daily oral HAE prophylaxis. In the case of DME, KVD001, an intravitreally delivered plasma kallikrein inhibitor in development for potential treatment of DME, completed a Phase 2 clinical trial in 2019.

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

The Company has funded its operations primarily through the issuance of stock. As of April 30, 2022, the Company had an accumulated deficit of $250.2 million and cash, cash equivalents and marketable securities totaling $166.2 million. The Company’s working capital, primarily cash, cash equivalents and marketable securities, is anticipated to fund the Company’s operations for at least 12 months beyond the date of issuance of the consolidated financial statements.

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

The outbreak of COVID-19 has evolved into a global pandemic. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on clinical studies, employee or industry events, and effect on suppliers and manufacturers, or impact on the healthcare systems, all of which are uncertain and cannot be predicted. The Company has experienced and may continue to experience constrained supplies of product candidates or, with respect to the Company’s clinical trials, delays in enrollment, site initiation, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact the Company’s business, results of operations and overall financial performance in future periods. Any such delays to the Company’s planned clinical timelines for sebetralstat and KVD824 could also impact the use and sufficiency of existing cash reserves, and the Company may be required to raise additional capital earlier than previously planned. The Company may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans. The extent to which COVID-19 may impact the Company’s financial condition, results of operations or cash flows is uncertain. The impact of COVID-19 could have a material adverse impact on the Company’s operations and will continue to be monitored closely.

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

Asset Classification	Estimated Useful Life
Machinery and equipment	1-5 Years
Furniture and fixtures	1-5 Years
Computer equipment	3-4 Years
Leasehold improvements	15 Years or term of lease, if shorter

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

Potential dilutive common share equivalents consist of:

	April 30,
	2022	2021	2020
Stock options and awards	3,968,559	2,836,598	2,320,677

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

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of April 30, 2022 and 2021:

	Level 1	Level 2	Level 3	Balance at April 30, 2022
Cash equivalents	$13,735	$—	$—	$13,735
Marketable securities:
Corporate debt securities	—	112,005	—	112,005
U.S. government agency securities	—	23,465	—	23,465
	$13,735	$135,470	$—	$149,205

	Level 1	Level 2	Level 3	Balance at April 30, 2021
Cash equivalents	$2,985	$—	$—	$2,985
Marketable securities:
Corporate debt securities	—	157,873	—	157,873
U.S. government agency securities	—	40,464	—	40,464
	$2,985	$198,337	$—	$201,322

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

The following tables summarize the fair value of the Company’s investments by type as of April 30, 2022 and 2021:

	April 30, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$112,997	$2	$(994)	$112,005
Obligations of the U.S. Government and its agencies	23,602	—	(137)	23,465
Total investments	$136,599	$2	$(1,131)	$135,470

	April 30, 2021
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$158,063	$55	$(245)	$157,873
Obligations of the U.S. Government and its agencies	40,473	7	(16)	40,464
Total investments	$198,536	$62	$(261)	$198,337

The following table summarizes the Company’s investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position:

	April 30, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$98,997	$(895)	$13,008	$(99)	$112,005	$(994)
Obligations of the U.S. Government and its agencies	23,465	(137)	—	—	23,465	(137)
Total investments	$122,462	$(1,032)	$13,008	$(99)	$135,470	$(1,131)

The unrealized losses of the Company’s available-for-sale securities above were a result of market interest rate increases. The Company’s portfolio is structured to allow its short-term debt securities to mature, if needed, to avoid any material losses related to the rise in interest rates. As of April 30, 2022, if the securities are held to maturity, the change in fair value to be recognized as other comprehensive income (loss) is calculated as immaterial.

The following table summarizes the scheduled maturity for the Company’s investments at April 30, 2022:

April 30,
2022
Maturing in one year or less	$101,664
Maturing after one year through two years	22,562
Maturing after two years through six years	11,244
Total investments	$135,470

Note 4. Prepaid Expenses and Other Current Assets

At April 30, 2022 and 2021, prepaid expenses and other current assets consisted of (in thousands):

	2022	2021
Prepaid clinical expenses	$8,404	$2,155
Other prepaid expenses	2,234	1,461
Interest and other receivables	888	940
VAT receivable	1,821	361
Total prepaid expenses and other current assets	$13,347	$4,917

Note 5. Property and Equipment

At April 30, 2022 and 2021, property and equipment consisted of (in thousands):

	2022	2021
Laboratory equipment	$2,153	$1,748
Office equipment	148	45
Furniture & fixtures	299	215
Leasehold improvements	1,997	1,872
Total property and equipment at cost	4,597	3,880
Less: Accumulated depreciation	(2,419)	(2,089)
Property and equipment, net	$2,178	$1,791

For the years ended April 30, 2022 and 2021, depreciation expense was $0.6 million and $0.5 million, respectively.

Note 6. Accrued Expenses

At April 30, 2022 and 2021, accrued expenses consisted of (in thousands):

	2022	2021
Accrued research expense	$2,011	$2,476
Accrued compensation	4,168	3,507
Accrued professional fees	474	557
Other accrued expenses	308	390
Total accrued expenses	$6,961	$6,930

Note 7. Stockholder’s Equity

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

ATM Program

On May 21, 2021, the Company filed a shelf registration statement pursuant to which the Company may offer and sell securities having an aggregate public offering price of up to $300 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement with a sales agent, pursuant to which the Company may issue and sell shares of its common stock under an at-the-market (the “ATM”) offering program. During the twelve months ended April 30, 2022, the Company did not offer or sell any shares under the sales agreement.

Note 8. Stock-Based Compensation

The Company has four plans that provide for equity-based compensation. Two are legacy plans for which no further grants are to be made. As of April 30, 2022, 787,918 stock options remain available for grant under the 2017 Equity Incentive Plan (“2017 Plan”). There are 4,904,939 shares of the Company’s common stock that are reserved for issuance upon exercise or settlement of stock options or other awards under these four plans. Initial awards generally vest 25% after one year and then ratably on a monthly basis over the next three years. Recurring grants typically vest on a monthly basis over four years. Stock option grants expire after ten years.

In July 2021, the Company approved the 2021 Equity Inducement Plan to reserve 350,000 shares of its common stock to be used exclusively for grants of awards as a material inducement to such individuals' entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of April 30, 2022, there were 164,000 shares remaining available to be issued under the 2021 Inducement Plan.

The Company also has in place the 2017 Employee Stock Purchase Plan (“ESPP”), under which employees have the option to purchase the Company’s common stock at a discount of 15% from the market price during predetermined offering periods each year. There are 678,976 shares available for future issuance under the ESPP as of April 30, 2022. Activity under the ESPP was not significant in the periods presented.

The Company recognizes stock-based compensation expense over the requisite service period based on the grant date fair value of the award. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of awards granted. The determination of the fair value of stock-based awards utilizing the Black-Scholes model is affected by the share price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company determined the expected volatility by using available historical price information. The expected life of the awards is estimated based on the simplified method. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on history and expectation of paying no dividends. Forfeitures have not been material in the periods presented.

The fair value of the share-based awards was measured with the following weighted-average assumptions for the fiscal years ended April 30:

	2022	2021	2020
Risk-free interest rate	1.08%	0.47%	2.06%
Expected life of the options	6.25 years	6.25 years	6.25 years
Expected volatility of the underlying stock	85.4%	81.7%	81.1%
Expected dividend rate	0%	0%	0%

Stock-based compensation was reflected in the Company’s consolidated statement of operations and comprehensive loss as follows (in thousands):

	Year ended April 30,
	2022	2021	2020
Research and development	$5,189	$3,174	$1,944
General and administrative	5,897	3,944	2,504
Total stock-based compensation expense	$11,086	$7,118	$4,448

A summary of option activity for the year ended April 30, 2022 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at May 1, 2021	2,836,598	$13.22	7.60	$33,514
Options Exercised	(114,199)	8.49
Options Granted	1,007,000	23.73
Options Cancelled	(136,378)	18.86
Outstanding at April 30, 2022	3,593,021	$16.10	7.26	$6,430
Exercisable at April 30, 2022	2,067,684	$13.61	6.51	$5,454
Vested and expected to vest at April 30, 2022	3,593,021	$16.10	7.26	$6,430

The weighted-average grant date fair value of stock options granted during the years ended April 30, 2022, 2021 and 2020 was $16.98, $8.24, and $15.76, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the years ended April 30, 2022, 2021 and 2020 was $0.8 million, $4.2 million and $0.4 million, respectively. The total cash received by the Company as a result of employee stock option exercises during the years ended April 30, 2022, 2021 and 2020 was $1.4 million, $1.5 million, and $0.2 million, respectively.

As of April 30, 2022, there was $17.6 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of 2.6 years.

In March 2022, the Company granted 360,000 performance-based restricted stock units (“PSUs”) to five executives under the 2017 Equity Incentive Plan with a grant date fair value of $15.39. The performance-based metric for the awards is the success of the Company’s Phase 3 trial of the sebetralstat program. Upon successful completion of the performance metric, 100% of the PSUs will be eligible to vest. As of April 30, 2022 the Company has not recognized any compensation expense related to these awards as the achievement of the Performance Metric is not yet deemed to be probable.

Note 9. Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has a contractual obligation related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining commitments, which have cancellation provisions, totaled $31.9 million as of April 30, 2022.

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

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at April 30, 2022 and 2021.

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

Note 10. Leases

The Company has a lease agreement for approximately 8,300 square feet of space for its headquarters located in Cambridge, Massachusetts that runs through September 2028.

The Company has lease agreements for approximately 13,400 square feet of office and research laboratory space located in Porton Down, United Kingdom that runs through April 2028, with an option to terminate in April 2023. As of April 2022, the Company does not expect to exercise the option to terminate the lease. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

The Company has a lease agreement in Salt Lake City, Utah for approximately 6,200 square feet of office space that commenced in November 2021 that runs through February 2032.

In June 2022, the Company entered into a new lease agreement. See Note 14, Subsequent Events.

The Company is also party to several operating leases for office and laboratory space as well as certain lab equipment. Total rent expense was $1.7 million, $0.9 million and $0.7 million for the years ended April 30, 2022, 2021 and 2020, respectively and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

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

The following table summarizes lease costs included in research and development and general and administrative expense for the years ended April 30, 2022 and 2021 (in thousands):

	2022	2021
Operating lease costs	$1,743	$926
Short-term lease costs	14	13
Variable lease costs	169	149
Total lease costs	$1,926	$1,088

The following table summarizes the undiscounted payments due under lease liabilities and the present value of those liabilities as of April 30, 2022 (in thousands):

Years ending April 30,	Operating Leases
2023	$1,624
2024	1,504
2025	1,541
2026	1,578
2027	1,617
Thereafter	3,091
Total lease payments	10,955
Less: imputed interest	2,767
Total lease liabilities	8,188
Current lease liabilities	977
Long-term lease liabilities	$7,211

The following table summarizes the lease term and discount rate as of April 30, 2022 and 2021:

	2022	2021
Weighted-average remaining lease term (years)	6.9	6.8
Weighted-average discount rate	9.0%	9.0%

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities for the years ended April 30, 2022 and 2021 (in thousands):

	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$1,287	$696

Note 11. Income Taxes

The components of the Company’s loss before income taxes for the years ended April 30 consisted of the following (in thousands):

	2022	2021	2020
Domestic	$(21,145)	$(10,909)	$(6,337)
Foreign	(61,194)	(35,335)	(22,903)
	$(82,339)	$(46,244)	$(29,240)

For the years ended April 30, 2022 and 2021, the Company did not record any U.S. Federal income tax benefit or expense. For the year ended April 30, 2020, the Company recorded a U.S. Federal income tax benefit of $124,000.

A reconciliation between the effective tax rates and statutory rates for the years ended April 30 is as follows:

	2022	2021	2020
Income tax benefit at U.S. federal statutory rate	21.0%	21.0%	21.0%
Foreign rate differential	(1.5)%	(1.6)%	(1.6)%
Nondeductible expenses - UK R&D credit	(10.6)%	(8.3)%	(12.1)%
Other	(0.8)%	0.4%	(0.5)%
Valuation allowance	(8.1)%	(11.5)%	(6.6)%
	—	—	0.2%

The tax effect of significant temporary differences representing deferred tax assets and liabilities as of April 30 is as follows (in thousands):

	2022	2021
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$23,219	$14,410
Operating lease liabilities	1,634	1,183
Other	4,936	2,615
Subtotal	29,789	18,208
Less: valuation allowance	(28,212)	(17,030)
Deferred tax assets, net of valuation allowance	1,577	1,178
Deferred tax liabilities:
Operating lease - Right-of-use assets	(1,570)	(1,158)
Other	(7)	(20)
Net deferred tax asset	$—	$—

Management of the Company has determined it is not more likely than not that the Company will recognize the benefits of net deferred tax assets, the majority of which are NOLs, and has provided a valuation allowance for the full amount of deferred tax assets as of April 30, 2022 and 2021, respectively. During the years ended April 30, 2022 and 2021 the valuation allowance changed by $11.2 million. Realization of deferred tax assets is dependent upon the generation of future taxable income.

The ability to utilize the Company’s domestic net operating losses is limited due to changes in ownership as defined by Section 382 of the Internal Revenue Code (the “Code”). Under the provisions of Sections 382 and 383 of the Code, a change of control, as defined in the Code, imposes an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes that can be used to reduce future tax liabilities. The Company determined that ownership changes occurred as a result of public offerings in December 2005, a transaction in November 2016 and a public offering in September 2018. The offering in September of 2018 resulted in an ownership change as of February 2019.

As of April 30, 2022, the Company has NOL carryforwards for U.S. federal income taxes of $6.0 million that expire in 2036 and $11.7 million that can be carried forward indefinitely. The $6.0 million of NOL expiring in 2036 is subject to an annual Section 382 limitation of $0.3 million. The $11.7 million of indefinite NOL is not currently subject to an annual Section 382 limitation. The Company also has NOL carryforwards for state income taxes of $14.9 million that begin to expire in 2036 and NOL carryforwards for U.K. income taxes of $74.0 million that do not expire.

The Company has $83.0 million of NOLs subject to Section 382 limitation. As a result of these ownership changes, it is estimated that the effect of Section 382 will generally limit the amount of the net operating loss carryforwards that are available to offset future taxable income to approximately $0.3 million, annually. Due to this annual limitation, the company expects $76.7 million of federal NOL to go unutilized.

The Company has $1.5 million of R&D credit carryforward subject to Section 383 limitation. As a result of these ownership changes, it is estimated that the effect of Section 383 will limit the company to $0.1 million of credits to utilize, with $1.4 million of credit to expire unutilized.

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company files U.S. Federal tax returns, as well as certain state returns. The Company also files tax returns in the United Kingdom. The Company is subject to U.S. Federal, state, and U.K. income tax examinations by authorities for tax years ending after 2017. There are currently no federal, state, or U.K. audits in process. Tax year 2018 and subsequent years contain matters that could be subject to differing interpretations of the applicable tax laws and regulations as it relates to the amount and or timing of income, deductions, and tax credits. Although the outcome of tax audits is always uncertain, management has analyzed the Company’s tax positions taken for all open tax years and has concluded that no provision for unrecognized tax benefits from uncertain tax positions is required in the Company’s consolidated financial statements for the years ended April 30, 2022 and 2021, respectively.

Note 12. Defined Contribution Plans

Participation in a personal pension plan is available to all U.K. based employees of the Company upon commencement of their employment. Employer contributions are made in accordance with the terms and conditions of the employment contract. Employees may contribute additionally in accordance with the prevailing statutory limitations. Employees of the U.S. parent company are eligible to participate in the Company's 401(k) Plan. The Company matches up to 4% of employee contributions to the Plan. Total employer contributions to both plans for the years ended April 30, 2022, 2021 and 2020 were $0.6 million, $0.4 million and $0.3 million respectively.

Note 13. Other Income

As of April 30, 2022 and 2021, the Company had research and development tax credits receivable totaling $14.1 million and $10.4 million, respectively. This tax credit is related to a tax scheme for small and medium enterprises in the United Kingdom as well as an R&D expenditure credit system that allows the Company to file a claim for cash credit in proportion to the Company’s R&D expenditure for the year. This amount is included in other income, as it is a refundable credit that does not depend on the Company’s ongoing tax status or position. The Company recognized $15.3 million, $9.8 million and $9.5 million related to these programs in the years ended April 30, 2022, 2021 and 2020, respectively. For the years ended April 30, 2022, 2021 and 2020 other income also included ($0.6 million), $0.2 million, and $0.3 million of realized (loss) gain from the sale of available for sale securities, respectively.

Note 14. Subsequent Events

On June 15, 2022, the Company entered into a twelve-month lease agreement commencing on July 15, 2022 for research laboratory space in Cambridge, Massachusetts. The term of the new lease expires on June 30, 2023 with an option to extend for an additional year, and requires monthly lease payments of approximately $20,700.