Form 10-Q
period 2022-07-31
KalVista Pharmaceuticals, Inc.
filed 2022-09-08
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2022

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

As of September 1, 2022, the registrant had 24,602,023 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	July 31,	April 30,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$37,863	$30,732
Marketable securities	104,212	135,470
Research and development tax credit receivable	17,248	14,098
Prepaid expenses and other current assets	11,084	13,347
Total current assets	170,407	193,647
Property and equipment, net	3,030	2,178
Right of use assets	8,664	7,862
Other assets	218	193
Total assets	$182,319	$203,880
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,908	$3,638
Accrued expenses	5,828	6,961
Lease liability - current portion	997	977
Total current liabilities	9,733	11,576
Long-term liabilities:
Lease liability - net of current portion	8,014	7,211
Total long-term liabilities	8,014	7,211
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 24,570,872 at July 31, 2022 and 24,550,748 at April 30, 2022	25	25
Additional paid-in capital	441,914	439,104
Accumulated deficit	(273,217)	(250,175)
Accumulated other comprehensive loss	(4,150)	(3,861)
Total stockholders’ equity	164,572	185,093
Total liabilities and stockholders’ equity	$182,319	$203,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	July 31,
	2022	2021
Revenue	$—	$—
Operating expenses:
Research and development	18,186	13,669
General and administrative	8,130	5,847
Total operating expenses	26,316	19,516
Operating loss	(26,316)	(19,516)
Other income:
Interest income	242	274
Foreign currency exchange (loss) gain	(517)	(51)
Other income	3,549	3,184
Total other income	3,274	3,407
Net loss	$(23,042)	$(16,109)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(403)	49
Unrealized holding (loss) gain on marketable securities	98	(129)
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	16	23
Other comprehensive loss	(289)	(57)
Comprehensive loss	$(23,331)	$(16,166)
Net loss per share to common stockholders, basic and diluted	$(0.94)	$(0.66)
Weighted average common shares outstanding, basic and diluted	24,557,615	24,429,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended July 31, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2022	24,550,748	$25	$439,104	$(250,175)	$(3,861)	$185,093
Issuance of common stock from equity incentive plans	20,124	—	168	—	—	168
Stock-based compensation expense	—	—	2,642	—	—	2,642
Net loss	—	—	—	(23,042)	—	(23,042)
Foreign currency translation (loss) gain	—	—	—	—	(403)	(403)
Unrealized holding (loss) gain from marketable securities	—	—	—	—	98	98
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	—	—	—	—	16	16
Balance at July 31, 2022	24,570,872	$25	$441,914	$(273,217)	$(4,150)	$164,572

	Three Months Ended July 31, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2021	24,422,531	$24	$426,437	$(167,836)	$(1,432)	$257,193
Issuance of common stock from equity incentive plans	14,984	—	608	—	—	608
Stock-based compensation expense	—	—	2,795	—	—	2,795
Net loss	—	—	—	(16,109)	—	(16,109)
Foreign currency translation (loss) gain	—	—	—	—	49	49
Unrealized holding (loss) gain from marketable securities	—	—	—	—	(129)	(129)
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	—	—	—	—	23	23
Balance at July 31, 2021	24,437,515	$24	$429,840	$(183,945)	$(1,489)	$244,430

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	July 31,
	2022	2021
Cash flows from operating activities
Net loss	$(23,042)	$(16,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158	132
Stock-based compensation expense	2,642	2,795
Realized loss (gain) from sale of marketable securities	16	23
Non-cash operating lease expense	23	22
Amortization of premium on marketable securities	391	753
Foreign currency exchange loss (gain)	426	14
Changes in operating assets and liabilities:
Research and development tax credit receivable	(3,570)	(3,211)
Prepaid expenses and other assets	1,935	(625)
Accounts payable	(678)	(528)
Accrued expenses	(1,043)	(1,001)
Net cash used in operating activities	(22,742)	(17,735)
Cash flows from investing activities
Purchases of marketable securities	(10,102)	(19,036)
Sales and maturities of marketable securities	41,066	34,204
Acquisition of property and equipment	(920)	(287)
Net cash provided by investing activities	30,044	14,881
Cash flows from financing activities
Issuance of common stock from equity incentive plans	168	608
Net cash provided by financing activities	168	608
Effect of exchange rate changes on cash and cash equivalents	(339)	(3)
Net increase (decrease) in cash and cash equivalents	7,131	(2,249)
Cash and cash equivalents at beginning of period	30,732	50,592
Cash and cash equivalents at end of period	$37,863	$48,343
Supplemental disclosures of non-cash activities:
Right of use assets obtained in exchange for operating lease liabilities	$1,192	$-
Property and equipment included in accounts payable and accrued expenses:	$144	$-

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

In the first quarter of 2022, the Company initiated the Phase 3 KONFIDENT clinical trial to evaluate the safety and efficacy of sebetralstat (formerly known as KVD900) as the first potential oral, on-demand therapy for hereditary angioedema (HAE) attacks. This worldwide, double-blind, placebo-controlled crossover trial will evaluate the response of adolescents and adults experiencing acute HAE attacks with two different doses of sebetralstat and placebo. Sebetralstat is the most advanced potential oral therapy for acute HAE attacks in clinical development, and is intended to provide a substantial improvement over the current on-demand standard of care for HAE attacks, which currently are only treated with injectable or infused therapies. We currently expect data from KONFIDENT to be available in the second half of 2023. KVD824 is KalVista’s next oral program to be developed for HAE, currently being developed as a potential oral prophylactic treatment for HAE. This program is enrolling patients in the worldwide Phase 2 KOMPLETE clinical trial, with data anticipated in mid-2023. The Company’s next anticipated program is an oral inhibitor of Factor XIIa, which is currently in the research stage and is being advanced towards IND-enabling studies. Factor XIIa plays a significant role in HAE and also has the potential to be developed in additional indications over time.

The Company’s headquarters is located in Cambridge, Massachusetts, with additional offices located in Porton Down, United Kingdom, and Salt Lake City, Utah.

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

To date, the Company has not generated any product sales revenues and does not have any products that have been approved for commercialization. As of July 31, 2022, the Company had an accumulated deficit of $273.2 million and $142.1 million of cash, cash equivalents and marketable securities. The Company does not expect to generate significant revenue unless and until it obtains regulatory approval for, and commercializes, one of its current or future product candidates. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to increase as it continues the development of, and seeks regulatory approvals for, product candidates, and begins to commercialize any approved products. The Company is subject to all of the risks inherent in the development of new therapeutic products, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. There were no adjustments other than normal recurring adjustments. These unaudited interim condensed consolidated financial results are not necessarily indicative of the results to be expected for the year ending April 30, 2023, or for any other future annual or interim period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended April 30, 2022 in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on July 7, 2022.

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

Potential dilutive common share equivalents consist of:

	July 31,
	2022	2021
Stock options and awards	4,697,733	3,507,452

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

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of July 31, 2022 and April 30, 2022 (in thousands):

				Balance at
	Level 1	Level 2	Level 3	July 31, 2022
Cash equivalents	$30,695	$—	$—	$30,695
Marketable securities:
Corporate debt securities	—	88,268	—	88,268
U.S. government agency securities	—	15,944	—	15,944
	$30,695	$104,212	$—	$134,907

				Balance at
	Level 1	Level 2	Level 3	April 30, 2022
Cash equivalents	$13,735	$—	$—	$13,735
Marketable securities:
Corporate debt securities	—	112,005	—	112,005
U.S. government agency securities	—	23,465	—	23,465
	$13,735	$135,470	$—	$149,205

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

The following tables summarize the fair values of the Company’s investments by type as of July 31, 2022 and April 30, 2022 (in thousands):

	July 31, 2022
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$89,149	$15	$(896)	$88,268
Obligations of the U.S. Government and its agencies	16,079	—	(135)	15,944
Total	$105,228	$15	$(1,031)	$104,212

	April 30, 2022
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$112,997	$2	$(994)	$112,005
Obligations of the U.S. Government and its agencies	23,602		(137)	23,465
Total	$136,599	$2	$(1,131)	$135,470

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

As of July 31, 2022, unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were insignificant.

The following table summarizes the scheduled maturity for the Company’s marketable securities at July 31, 2022 (in thousands):

July 31, 2022
Maturing in one year or less	$85,071
Maturing after one year through two years	13,265
Maturing after two years through four years	5,876
Total	$104,212

4. Accrued Expenses

Accrued expenses consisted of the following as of July 31, 2022 and April 30, 2022 (in thousands):

	July 31,	April 30,
	2022	2022
Compensation expense	$2,064	$4,168
Research expense	2,503	2,011
Professional fees	1,043	474
Other expenses	218	308
	$5,828	$6,961

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of July 31, 2022 and April 30, 2022 (in thousands):

	July 31,	April 30,
	2022	2022
Prepaid clinical expenses	$6,709	$8,404
Other prepaid expenses	2,334	2,234
Interest and other receivables	463	888
VAT receivable	1,578	1,821
Total prepaid expenses and other current assets	$11,084	$13,347

6. Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has contractual obligations related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining commitments, which have cancellation provisions, total $30.2 million at July 31, 2022.

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

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at July 31, 2022.

7. Leases

The Company has a lease agreement for approximately 8,300 square feet of space for its headquarters located in Cambridge, Massachusetts that runs through September 2028.

The Company has lease agreements for approximately 13,400 square feet of office and research laboratory space located in Porton Down, United Kingdom that run through April 2028, with an option to terminate in April 2023. As of September 2022, the Company does not expect to exercise the option to terminate the leases. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

The Company has a lease agreement in Salt Lake City, Utah for approximately 6,200 square feet of office space that commenced in November 2021 and runs through February 2032.

The Company has a lease agreement for approximately 500 square feet of research laboratory space in Cambridge, Massachusetts that commenced in July 2022 with an option to renew annually.

Total rent expense was approximately $0.5 million and $0.4 million for the three months ended July 31, 2022 and 2021, respectively and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of July 31, 2022 (in thousands):

Years ending April 30,	Operating Leases
2023	$1,277
2024	1,741
2025	1,778
2026	1,815
2027	1,854
Thereafter	3,431
Total minimum lease payments	11,896
Less amounts representing interest	2,885
Present value of minimum payments	9,011
Current portion	997
Long-term portion	$8,014

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

Management Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of small molecule protease inhibitors for diseases with significant unmet need. We apply our insights into the chemistry and biology of proteases to develop orally delivered, small molecule inhibitors with high selectivity, potency and bioavailability that we believe will make them successful treatments for diseases. We have used these capabilities to develop a proprietary portfolio of novel, small molecule plasma kallikrein inhibitors targeting hereditary angioedema (“HAE”) and diabetic macular edema (“DME”).We also are conducting preclinical development of a novel, oral Factor XIIa (“Factor XIIa”) inhibitor program, which initially is being advanced to provide a next generation of HAE therapeutics and which also offers the opportunity for expansion into other high unmet need indications in the future.

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

On May 21, 2021, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (the “Sales Agreement”), which established an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time. The Sales Agreement provides for the sale of shares of our common stock having an aggregate offering price of up to $100.0 million.

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

The extent of the impact of the ongoing coronavirus, SARS-CoV-2 (“COVID-19”) pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, the emergence of future variant strains of COVID-19, the availability and distribution of effective medical treatments and vaccines, vaccination rates, the impact on our preclinical and clinical trials, employee or industry events, effect on our suppliers and manufacturers, and impact on the healthcare systems, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects continue to affect the locations where we, our manufacturers, suppliers or third-party business partners conduct business. Although we have continued our operations and clinical trials to date, we have experienced, and if there are renewed or continued closures of business in the European Union, the United States or the United Kingdom, or other impacted areas, we may continue to experience, further delays in our preclinical studies or planned clinical trials, which could materially adversely impact our business, results of operations and overall financial performance in future periods. In addition, we may experience impact from changes in how we and companies worldwide conduct business due to the ongoing COVID-19 pandemic in connection with spread and resurgence of infections, including but not limited to continued or new restrictions on travel and in-person meetings, delays in future site activations and future enrollment of clinical trials, prioritization of hospital resources toward the COVID-19 pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for our product candidates. As of the filing date of this Quarterly Report on Form 10-Q, the extent to which ongoing COVID-19 pandemic may impact our financial condition, results of operations or guidance is uncertain. See “Risk Factors” included in our Annual Report on Form 10-K for the year ended April 30, 2022, for further information of the possible impact of the COVID-19 pandemic on our business.

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

We expect ongoing general and administrative expenses to increase in the future as we expand our operating activities, such as commercial planning, maintain and expand the patent portfolio and incur additional costs associated with the management of a public company and maintain compliance with exchange listing and SEC requirements. These potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and expenses associated with investor relations, among others.

Other Income

Other income consists of interest income earned on bank interest and marketable securities, research and development tax credits from the United Kingdom government’s tax incentive programs set up to encourage research and development in the United Kingdom, realized gains and losses from marketable securities and realized and unrealized exchange rate gains and losses on cash held in foreign currencies and transactions settled in foreign currencies.

Income Taxes

We historically have incurred net losses and had no corporation tax liabilities. We file U.S. Federal tax returns, as well as certain state returns. We also file returns in the United Kingdom. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. Because of the operating losses and the full valuation allowance provided on all deferred tax assets, including the net operating losses, no tax provision has been recognized in the three months ended July 31, 2022.

For tax purposes, effective for tax years beginning January 1, 2022, pursuant to the Tax Cuts and Jobs Act of 2017 the Company is required to capitalize and subsequently amortize all R&D expenditures over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. Given the significant loss and credit carryforwards in the U.S., the Company does not anticipate having a material impact on our tax position.

Results of Operations

Comparison of the three months ended July 31, 2022 and 2021

The following table sets forth the key components of our results of operations for the three months ended July 31, 2022 and 2021 (in thousands):

	Three Months Ended
	July 31,		Increase
	2022	2021	(decrease)

Revenue	$—	$—	—
Operating expenses
Research and development expenses	18,186	13,669	4,517
General and administrative expenses	8,130	5,847	2,283
Other income
Interest, exchange rate gain and other income	3,274	3,407	(133)

Revenue. No revenue was recognized in the quarters ended July 31, 2022 or 2021.

Research and Development Expenses. Research and development expenses increased $4.5 million due increases in spending on sebetralstat of $1.2 million, KVD824 of $0.5 million, preclinical activities of $1.5 million, and an increase in personnel costs of $1.3 million compared to the same period in the prior fiscal year. The impact of exchange rates on research and development expenses resulted in a decrease to expenses of $1.6 million in the three months ended July 31, 2022 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	July 31,		Increase
	2022	2021	(decrease)

Program-specific costs
KVD001	$51	$32	19
Sebetralstat	5,287	4,097	1,190
KVD824	2,917	2,380	537
Unallocated costs
Personnel	5,756	4,440	1,316
Preclinical activities	4,175	2,720	1,455
Total	$18,186	$13,669	$4,517

Expenses for the KVD001 program were consistent with the same period in the prior year. We anticipate that expenses will remain at a low rate as we determine next steps for the KVD001 program.

Expenses for the sebetralstat program increased primarily due to activities related to the ongoing Phase 3 KONFIDENT trial. We anticipate that these expenses will remain at or above current levels as this clinical trial progresses.

Expenses for KVD824 increased primarily due to the activities related to the ongoing Phase 2 KOMPLETE clinical trial. We anticipate that these expenses will remain at or above current levels as this clinical trial progresses.

Personnel expenses increased primarily due to higher research and development and medical headcount compared to the same period in the prior year. We anticipate that these expenses will continue to increase to support the growth of the ongoing clinical trials and preclinical activity.

Expenses for preclinical activities increased primarily due to additional projects compared to the same period in the prior year. We anticipate that these expenses will continue to increase as we continue to progress our oral Factor XIIa inhibitor program and conduct other preclinical activities.

General and Administrative Expenses. General and administrative expenses increased $2.3 million due to an increase in commercial planning expenses of $1.4 million, an increase in investor and public relations expenses of $0.4 million, an increase in compensation expense of $0.2 million, and an increase in travel and other administrative expenses of $0.3 million. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company.

Other Income. Other income decreased $0.1 million primarily due to an increase of $0.5 million in foreign currency exchange rate losses from transactions denominated in foreign currencies in our U.K. subsidiary, offset by an increase of $0.4 million in income from research and development tax credits.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales and have incurred losses since inception and cash outflows from operating activities for the three months ended July 31, 2022 and 2021. We have funded operations primarily through the issuance of capital stock. Our working capital, primarily cash and marketable securities, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued. In May 2021, we entered into the Sales Agreement through which we may offer and sell shares of our common stock having an aggregate offering of up to $100.0 million through Cantor Fitzgerald & Co., as our sales agent. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the Sales Agreement. During the three months ended July 31, 2022, we did not offer or sell any shares under the Sales Agreement.

Cash Flows

The following table shows a summary of the net cash flow activity for the three months ended July 31, 2022 and 2021 (in thousands):

	Three Months Ended
	July 31,
	2022	2021

Cash flows used in operating activities	$(22,742)	$(17,735)
Cash flows provided by investing activities	30,044	14,881
Cash flows provided by financing activities	168	608
Effect of exchange rate changes on cash and cash equivalents	(339)	(3)
Net increase (decrease) in cash and cash equivalents	$7,131	$(2,249)

Net cash used in operating activities

Net cash used in operating activities was $22.7 million for the three months ended July 31, 2022 and primarily consisted of a net loss of $23.0 million adjusted for stock-based compensation of $2.6 million, an increase in the research and development tax credit receivable of $3.6 million, a decrease in prepaid expenses and other assets of $1.9 million, and other changes in net working capital. The research and development tax credit receivable increased due to the accrual of tax credits in the three months ended July 31, 2022. Net cash used in operating activities was $17.7 million for the three months ended July 31, 2021 and primarily consisted of a net loss of $16.1 million adjusted for stock-based compensation of $2.8 million, an increase in the research and development tax credit receivable of $3.2 million, a decrease in accrued expenses of $1.0 million, and other changes in net working capital.

Net cash provided by investing activities

Net cash provided by investing activities for the three months ended July 31, 2022 was $30.0 million and primarily consisted of the sales and maturities of marketable securities of $41.1 million offset by purchases of marketable securities of $10.1 million, as compared to $14.9 million provided by investing activities during the same period in the prior year primarily due to the sales and maturities of marketable securities of $34.2 million offset by purchases of marketable securities of $19.1 million.

Net cash provided by financing activities

Net cash provided by financing activities during the three months ended July 31, 2022 was $0.2 million and consisted of the issuance of common stock from equity incentive plans, compared to $0.6 million in the same period in the prior year which also consisted of the issuance of common stock from equity incentive plans.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, filed with the SEC on July 7, 2022. We are party to several operating leases for office and laboratory space as of July 31, 2022.

Off-Balance Sheet Arrangements

At July 31, 2022 we were not a party to any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported revenue and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 to the unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our significant accounting policies and assumptions used in applying those policies. The accounting policies and estimates that we deem to be critical are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, filed with the SEC on July 7, 2022.

Recently Issued Accounting Pronouncements

Not applicable.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2022.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, even though most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on the operating effectiveness.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 filed with the SEC on July 7, 2022, which may materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

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

KALVISTA PHARMACEUTICALS, INC.

Date: September 8, 2022	By:	/s/ T. Andrew Crockett
T. Andrew Crockett Chief Executive Officer (Principal Executive Officer)

Date: September 8, 2022	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)