Form 10-Q
period 2022-10-31
KalVista Pharmaceuticals, Inc.
filed 2022-12-08
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2022

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

As of December 1, 2022, the registrant had 24,618,150 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	October 31,	April 30,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$38,585	$30,732
Marketable securities	83,688	135,470
Research and development tax credit receivable	20,029	14,098
Prepaid expenses and other current assets	8,914	13,347
Total current assets	151,216	193,647
Property and equipment, net	3,060	2,178
Right of use assets	8,365	7,862
Other assets	197	193
Total assets	$162,838	$203,880
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,384	$3,638
Accrued expenses	6,910	6,961
Lease liability - current portion	1,026	977
Total current liabilities	11,320	11,576
Long-term liabilities:
Lease liability - net of current portion	7,705	7,211
Total long-term liabilities	7,705	7,211
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 24,602,023 at October 31, 2022 and 24,550,748 at April 30, 2022	25	25
Additional paid-in capital	444,588	439,104
Accumulated deficit	(295,474)	(250,175)
Accumulated other comprehensive loss	(5,326)	(3,861)
Total stockholders’ equity	143,813	185,093
Total liabilities and stockholders’ equity	$162,838	$203,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	18,077	17,546	36,262	31,215
General and administrative	7,806	6,057	15,936	11,903
Total operating expenses	25,883	23,603	52,198	43,118
Operating loss	(25,883)	(23,603)	(52,198)	(43,118)
Other income:
Interest income	449	290	691	564
Foreign currency exchange (loss) gain	(317)	(280)	(834)	(331)
Other income	3,494	3,943	7,042	7,127
Total other income	3,626	3,953	6,899	7,360
Net loss	$(22,257)	$(19,650)	$(45,299)	$(35,758)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(1,297)	(33)	(1,700)	16
Unrealized holding (loss) gain on marketable securities	52	(295)	150	(424)
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	69	97	85	120
Other comprehensive loss	(1,176)	(231)	(1,465)	(288)
Comprehensive loss	$(23,433)	$(19,881)	$(46,764)	$(36,046)
Net loss per share to common stockholders, basic and diluted	$(0.90)	$(0.80)	$(1.84)	$(1.46)
Weighted average common shares outstanding, basic and diluted	24,595,039	24,439,623	24,576,327	24,434,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Six Months Ended October 31, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2022	24,550,748	$25	$439,104	$(250,175)	$(3,861)	$185,093
Issuance of common stock from equity incentive plans	20,124	—	168	—	—	168
Stock-based compensation expense	—	—	2,642	—	—	2,642
Net loss	—	—	—	(23,042)	—	(23,042)
Foreign currency translation (loss) gain	—	—	—	—	(403)	(403)
Unrealized holding (loss) gain from marketable securities	—	—	—	—	98	98
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	—	—	—	—	16	16
Balance at July 31, 2022	24,570,872	$25	$441,914	$(273,217)	$(4,150)	$164,572
Issuance of common stock from equity incentive plans	31,151	—	168	—	—	168
Stock-based compensation expense	—	—	2,506	—	—	2,506
Net loss	—	—	—	(22,257)	—	(22,257)
Foreign currency translation (loss) gain	—	—	—	—	(1,297)	(1,297)
Unrealized holding (loss) gain from marketable securities	—	—	—	—	52	52
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	—	—	—	—	69	69
Balance at October 31, 2022	24,602,023	$25	$444,588	$(295,474)	$(5,326)	$143,813

	Six Months Ended October 31, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2021	24,422,531	$24	$426,437	$(167,836)	$(1,432)	$257,193
Issuance of common stock from equity incentive plans	14,984	—	608	—	—	608
Stock-based compensation expense	—	—	2,795	—	—	2,795
Net loss	—	—	—	(16,109)	—	(16,109)
Foreign currency translation (loss) gain	—	—	—	—	49	49
Unrealized holding (loss) gain from marketable securities	—	—	—	—	(129)	(129)
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	—	—	—	—	23	23
Balance at July 31, 2021	24,437,515	$24	$429,840	$(183,945)	$(1,489)	$244,430
Issuance of common stock from equity incentive plans	5,917	—	63	—	—	63
Stock-based compensation expense	—	—	2,860	—	—	2,860
Net loss	—	—	—	(19,650)	—	(19,650)
Foreign currency translation adjustment	—	—	—	—	(33)	(33)
Unrealized holding losses from marketable securities	—	—	—	—	(295)	(295)
Reclassification adjustment for realized loss on marketable securities included in net loss	—	—	—	—	97	97
Balance at October 31, 2021	24,443,432	$24	$432,763	$(203,595)	$(1,720)	$227,472

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	October 31,
	2022	2021
Cash flows from operating activities
Net loss	$(45,299)	$(35,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	331	259
Stock-based compensation expense	5,148	5,655
Realized loss (gain) from sale of marketable securities	85	120
Non-cash operating lease expense	42	46
Amortization of premium on marketable securities	678	1,424
Foreign currency exchange loss (gain)	(739)	266
Changes in operating assets and liabilities:
Research and development tax credit receivable	(7,137)	(7,252)
Prepaid expenses and other assets	3,650	(2,419)
Accounts payable	(81)	1,163
Accrued expenses	(14)	(784)
Net cash used in operating activities	(43,336)	(37,280)
Cash flows from investing activities
Purchases of marketable securities	(10,102)	(51,695)
Sales and maturities of marketable securities	61,356	84,862
Acquisition of property and equipment	(1,112)	(643)
Net cash provided by investing activities	50,142	32,524
Cash flows from financing activities
Issuance of common stock from equity incentive plans	336	671
Net cash provided by financing activities	336	671
Effect of exchange rate changes on cash and cash equivalents	711	(16)
Net increase (decrease) in cash and cash equivalents	7,853	(4,101)
Cash and cash equivalents at beginning of period	30,732	50,592
Cash and cash equivalents at end of period	$38,585	$46,491
Supplemental disclosures of non-cash activities:
Right of use assets obtained in exchange for operating lease liabilities	$1,192	$-
Property and equipment included in accounts payable and accrued expenses:	$132	$39

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

The Company is currently enrolling the Phase 3 KONFIDENT clinical trial to evaluate the safety and efficacy of sebetralstat as the first potential oral, on-demand therapy for hereditary angioedema (HAE) attacks. This worldwide, double-blind, placebo-controlled crossover trial will evaluate the response of adolescents and adults experiencing acute HAE attacks with two different doses of sebetralstat and placebo. Sebetralstat is the most advanced potential oral therapy for acute HAE attacks in clinical development, and is intended to provide a substantial improvement over the current on-demand standard of care for HAE attacks, which currently are only treated with injectable or infused therapies. The Company currently expects that data from KONFIDENT to be available in the second half of 2023. The Company’s next anticipated program is an oral inhibitor of Factor XIIa, which is currently in the research stage and is being advanced towards IND-enabling studies. Factor XIIa plays a significant role in HAE and also has the potential to be developed in additional indications over time.

In October 2022, the Company announced data from a Phase 1 study of an oral disintegrating tablet (ODT) formulation of sebetralstat. This data showed that the ODT formulation of both 500 mg and 600 mg doses have comparable pharmacokinetics to a 600 mg dose of the existing film coated tablet formulation. The Company believes this data supports further development of the ODT formulation, which could benefit a large number of people living with HAE, including pediatrics and those who experience difficulty swallowing.

Also in October 2022, the Company announced the termination of the Phase 2 KOMPLETE study for KVD824 due to a series of significant liver enzyme (ALT/AST) elevations observed during the course of the trial. These elevations were observed both in patients on study as well as in patients who had not yet commenced treatment with the study drug, but the Company determined to terminate the trial based upon the total number and severity of elevations observed. The study remains blinded and the Company intends to evaluate the data prior to making any final decisions as to the potential future development of KVD824.

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

To date, the Company has not generated any product sales revenues and does not have any products that have been approved for commercialization. As of October 31, 2022, the Company had an accumulated deficit of $295.5 million and $122.3 million of cash, cash equivalents and marketable securities. The Company does not expect to generate significant revenue unless and until it obtains regulatory approval for, and commercializes, one of its current or future product candidates. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to increase as it continues the development of, and seeks regulatory approvals for, product candidates, and begins to commercialize any approved products. The Company is subject to all of the risks inherent in the development of new therapeutic products, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves consistent application by clarifying and amending existing guidance. The Company adopted ASU 2019-12 as of January 1, 2022. The adoption did not have a material impact on our tax position.

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

Potential dilutive common share equivalents consist of:

	October 31,
	2022	2021
Stock options and awards	4,752,574	3,648,155

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

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of October 31, 2022 and April 30, 2022 (in thousands):

				Balance at
	Level 1	Level 2	Level 3	October 31, 2022
Cash equivalents	$27,389	$—	$—	$27,389
Marketable securities:
Corporate debt securities	—	67,696	—	67,696
U.S. government agency securities	—	15,992	—	15,992
	$27,389	$83,688	$—	$111,077

				Balance at
	Level 1	Level 2	Level 3	April 30, 2022
Cash equivalents	$13,735	$—	$—	$13,735
Marketable securities:
Corporate debt securities	—	112,005	—	112,005
U.S. government agency securities	—	23,465	—	23,465
	$13,735	$135,470	$—	$149,205

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

The following tables summarize the fair values of the Company’s investments by type as of October 31, 2022 and April 30, 2022 (in thousands):

	October 31, 2022
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$68,503	$-	$(807)	$67,696
Obligations of the U.S. Government and its agencies	16,079	-	(87)	15,992
Total	$84,582	$-	$(894)	$83,688

	April 30, 2022
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$112,997	$2	$(994)	$112,005
Obligations of the U.S. Government and its agencies	23,602		(137)	23,465
Total	$136,599	$2	$(1,131)	$135,470

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

As of October 31, 2022, unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were insignificant.

The following table summarizes the scheduled maturity for the Company’s marketable securities at October 31, 2022 (in thousands):

October 31, 2022
Maturing in one year or less	$71,317
Maturing after one year through two years	9,906
Maturing after two years through three years	2,465
Total	$83,688

4. Accrued Expenses

Accrued expenses consisted of the following as of October 31, 2022 and April 30, 2022 (in thousands):

	October 31,	April 30,
	2022	2022
Compensation expense	$3,091	$4,168
Research expense	2,549	2,011
Professional fees	1,046	474
Other expenses	224	308
	$6,910	$6,961

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of October 31, 2022 and April 30, 2022 (in thousands):

	October 31,	April 30,
	2022	2022
Prepaid clinical expenses	$5,101	$8,404
Other prepaid expenses	1,912	2,234
Interest and other receivables	666	888
VAT receivable	1,235	1,821
Total prepaid expenses and other current assets	$8,914	$13,347

6. Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has contractual obligations related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining commitments, which have cancellation provisions, total $27.0 million at October 31, 2022.

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

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at October 31, 2022.

7. Leases

The Company has a lease agreement for approximately 8,300 square feet of space for its headquarters located in Cambridge, Massachusetts that runs through September 2028.

The Company has lease agreements for approximately 13,400 square feet of office and research laboratory space located in Porton Down, United Kingdom that run through April 2028, with an option to terminate in April 2023, which the Company does not expect to exercise. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

The Company has a lease agreement in Salt Lake City, Utah for approximately 6,200 square feet of office space that commenced in November 2021 and runs through February 2032.

The Company has a lease agreement for approximately 500 square feet of research laboratory space in Cambridge, Massachusetts that commenced in July 2022 with an option to renew annually.

Total rent expense was approximately $0.9 million and $0.8 million for the six months ended October 31, 2022 and 2021, respectively and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of October 31, 2022 (in thousands):

Years ending April 30,	Operating Leases
2023	$853
2024	1,733
2025	1,769
2026	1,807
2027	1,845
Thereafter	3,387
Total minimum lease payments	11,394
Less amounts representing interest	2,663
Present value of minimum payments	8,731
Current portion	1,026
Long-term portion	$7,705

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our unaudited interim condensed financial statements and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, statements regarding the success, cost and timing of our product development activities and clinical trials as well as other activities we may undertake, the impact of the COVID-19 pandemic, macroeconomic conditions, including rising inflation and interest rates, and global conflicts such as the war in Ukraine, our business strategy, our ability to receive, maintain and recognize the benefits of certain designations received by product candidates and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our Annual Report on Form 10-K or described elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context indicates otherwise, in this Quarterly Report on Form 10-Q, the terms “KalVista,” “Company,” “we,” “us” and “our” refer to KalVista Pharmaceuticals, Inc. and, where appropriate, its consolidated subsidiaries.

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

Our primary focus is currently on developing oral therapeutics for HAE, which is a rare and potentially life-threatening condition with symptoms that include episodes of debilitating and often painful swelling in the skin, gastrointestinal tract or airways. Despite having multiple therapies approved, we believe people living with HAE are in need of alternatives that better meet their objectives for quality of life and ease of disease control. Other than one oral therapy approved for prophylaxis, currently marketed therapies are all administered by injection, which patients can find challenging despite their efficacy because they can be painful, time consuming to deliver and difficult to store. We anticipate that there will be strong interest in safe and effective, orally delivered, small molecule treatments, and our strategy is to develop distinct oral drug candidates for both on-demand and prophylactic use with the goal of providing patients with a complete set of oral options to treat their disease.

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

We have advanced our candidate sebetralstat into Phase 3 clinical development as a potential oral, on-demand therapy for HAE attacks. In February 2021 we announced data from a Phase 2 efficacy trial in which sebetralstat demonstrated statistically and clinically significant responses across all primary and secondary endpoints. In early 2022, we initiated the Phase 3 KONFIDENT clinical trial that is intended to support a New Drug Application ("NDA") filing. KONFIDENT is a placebo-controlled crossover trial in which patients will treat a total of three attacks: one each with 300 mg sebetralstat, 600 mg sebetralstat, and placebo, given in a randomized sequence. The study is expected to enroll up to 114 patients in order to complete a total of 84 on the three-attack sequence. The primary endpoint of the study is time to onset of symptom relief using the PGI-C scale. KONFIDENT is expected to be conducted in approximately 60 sites in 20 countries. We expect data from KONFIDENT in the second half of 2023, and, if it is successful, we anticipate filing an NDA with the FDA in the first half of 2024.

Sebetralstat has received Fast Track and Orphan Drug designation from the FDA. A Pediatric Investigational Plan (“PIP”) has also been approved by the European Medicines Agency (“EMA”) for sebetralstat. In June 2022, we received formal notice from the European Commission that sebetralstat has been granted Orphan Drug designation in the European Union.

In October 2022 we announced data from a Phase 1 study of an oral disintegrating tablet (ODT) formulation of sebetralstat. This data showed that the ODT formulation of both 500 mg and 600 mg doses have comparable pharmacokinetics to a 600 mg dose of the existing film coated tablet formulation. We believe this data supports further development of the ODT formulation, which is designed to dissolve in the mouth in approximately 15 seconds, allowing patients to take a dose of sebetralstat without requiring chewing or swallowing. We believe this formulation could benefit a large number of people living with HAE, including pediatrics and those who experience difficulty swallowing. We currently anticipate that the ODT formulation, if successful, will represent a lifecycle extension opportunity in the US and Europe, though it may become the initial launch formulation in some other countries.

Also in October 2022, we announced the termination of the Phase 2 KOMPLETE study for KVD824 due to a series of significant liver enzyme (ALT/AST) elevations observed during the course of the trial. These elevations were observed both in patients on study as well as in patients who had not yet commenced treatment with the study drug, but we determined to terminate the trial based upon the total number and severity of elevations observed.

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

We expect ongoing general and administrative expenses to increase in the future as we expand our operating activities, including commercial planning, maintaining and expanding the patent portfolio and incurring additional costs associated with the management of a public company such as maintaining compliance with exchange listing and SEC requirements. These potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and expenses associated with investor relations, among others.

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

Income Taxes

We historically have incurred net losses and had no corporation tax liabilities. We file U.S. Federal tax returns, as well as certain state returns. We also file returns in the United Kingdom. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. Because of the operating losses and the full valuation allowance provided on all deferred tax assets, including the net operating losses, no tax provision has been recognized in the three months ended October 31, 2022.

For tax purposes, pursuant to the Tax Cuts and Jobs Act of 2017, the Company is required to capitalize and subsequently amortize all R&D expenditures over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. The Company adopted ASU 2019-12 as of January 1, 2022. The adoption did not have a material impact on our tax position.

Results of Operations

Comparison of the three months ended October 31, 2022 and 2021

The following table sets forth the key components of our results of operations for the three months ended October 31, 2022 and 2021 (in thousands):

	Three Months Ended
	October 31,		Increase
	2022	2021	(decrease)

Revenue	$—	$—	—
Operating expenses
Research and development expenses	18,077	17,546	531
General and administrative expenses	7,806	6,057	1,749
Other income
Interest, exchange rate gain and other income	3,626	3,953	(327)

Revenue. No revenue was recognized in the quarters ended October 31, 2022 or 2021.

Research and Development Expenses. Research and development expenses increased $0.5 million due increases in spending on preclinical activities of $1.4 million and personnel costs of $1.1 million, offset by decreases in spending on KVD824 of $1.8 million and sebetralstat of $0.2 million, compared to the same period in the prior fiscal year. The impact of exchange rates on research and development expenses resulted in a decrease to expenses of $2.6 million in the three months ended October 31, 2022 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	October 31,		Increase
	2022	2021	(decrease)

Program-specific costs
KVD001	$-	$41	(41)
Sebetralstat	5,015	5,193	(178)
KVD824	2,313	4,099	(1,786)
Unallocated costs
Personnel	5,874	4,765	1,109
Preclinical activities	4,875	3,448	1,427
Total	$18,077	$17,546	$531

Expenses for the KVD001 program decreased compared to the same period in the prior year. We anticipate that expenses will remain at a low rate as we determine next steps for the KVD001 program.

Expenses for the sebetralstat program decreased primarily due to the timing of the underlying activities in the ongoing Phase 3 KONFIDENT trial. We anticipate that these expenses will remain at or above current levels as this clinical trial progresses.

Expenses for KVD824 decreased primarily due to the termination of the Phase 2 KOMPLETE clinical trial in October 2022. We anticipate that these expenses will continue to decrease as we determine next steps for the KVD824 program.

Personnel expenses increased primarily due to higher research and development and medical headcount compared to the same period in the prior year. We anticipate that these expenses will continue to increase to support the growth of the ongoing clinical trial and preclinical activity.

Expenses for preclinical activities increased primarily due to additional projects compared to the same period in the prior year. We anticipate that these expenses will continue to increase as we continue to progress our oral Factor XIIa inhibitor program and conduct other preclinical activities.

General and Administrative Expenses. General and administrative expenses increased $1.7 million due to an increase in commercial planning expenses of $1.1 million, an increase in professional fees of $0.5 million, and an increase in investor and public relations expenses of $0.1 million. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company.

Other Income. Other income decreased $0.3 million primarily due to a decrease of $0.5 million in income from research and development tax credits, offset by an increase of $0.2 million in interest income.

Comparison of the six months ended October 31, 2022 and 2021

The following table sets forth the key components of our results of operations for the six months ended October 31, 2022 and 2021 (in thousands):

	Six Months Ended
	October 31,		Increase
	2022	2021	(decrease)

Revenue	$—	$—	—
Operating expenses
Research and development expenses	36,262	31,215	5,047
General and administrative expenses	15,936	11,903	4,033
Other income
Interest, exchange rate gain and other income	6,899	7,360	(461)

Revenue. No revenue was recognized in the six months ended October 31, 2022 or 2021.

Research and Development Expenses. Research and development expenses increased $5.0 million due to an increase in spending on preclinical activities of $2.9 million, an increase in spending on personnel costs of $2.4 million, and an increase in spending on sebetralstat of $1.0 million, offset by a decrease in spending on KVD824 of $1.3 million as compared to the same period in the prior fiscal year. The impact of exchange rates on research and development expenses resulted in a decrease to expenses of $4.1 million in the six months ended October 31, 2022 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Six Months Ended
	October 31,		Increase
	2022	2021	(decrease)

Program-specific costs
KVD001	$51	$73	(22)
Sebetralstat	10,302	9,290	1,012
KVD824	5,229	6,479	(1,250)
Unallocated costs
Personnel	11,630	9,204	2,426
Preclinical activities	9,050	6,169	2,881
Total	$36,262	$31,215	$5,047

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

Expenses for KVD824 decreased primarily due to the termination of the Phase 2 KOMPLETE clinical trial in October 2022. We anticipate that these expenses will continue to decrease as we determine next steps for the KVD824 program.

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

General and Administrative Expenses. General and administrative expenses increased $4.0 million due to an increase in commercial planning expenses of $2.5 million, an increase in investor and public relations expenses of $0.5 million, an increase in professional fees of $0.5 million, an increase in travel and other administrative expenses of $0.4 million, and an increase in compensation expense of $0.1 million. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company.

Other Income. Other income decreased $0.5 million primarily due to an increase of $0.5 million in foreign currency exchange rate losses from transactions denominated in foreign currencies in our U.K. subsidiary.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales and have incurred losses since inception and cash outflows from operating activities for the six months ended October 31, 2022 and 2021. We have funded operations primarily through the issuance of capital stock. Our working capital, primarily cash and marketable securities, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued. In May 2021, we entered into the Sales Agreement through which we may offer and sell shares of our common stock having an aggregate offering of up to $100.0 million through Cantor Fitzgerald & Co., as our sales agent. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the Sales Agreement. During the six months ended October 31, 2022, we did not offer or sell any shares under the Sales Agreement.

Cash Flows

The following table shows a summary of the net cash flow activity for the six months ended October 31, 2022 and 2021 (in thousands):

	Six Months Ended
	October 31,
	2022	2021

Cash flows used in operating activities	$(43,336)	$(37,280)
Cash flows provided by investing activities	50,142	32,524
Cash flows provided by financing activities	336	671
Effect of exchange rate changes on cash and cash equivalents	711	(16)
Net increase (decrease) in cash and cash equivalents	$7,853	$(4,101)

Net cash used in operating activities

Net cash used in operating activities was $43.3 million for the six months ended October 31, 2022 and primarily consisted of a net loss of $45.3 million adjusted for stock-based compensation of $5.1 million, an increase in the research and development tax credit receivable of $7.1 million, a decrease in prepaid expenses and other assets of $3.7 million, and other changes in net working capital. The research and development tax credit receivable increased due to the accrual of tax credits in the six months ended October 31, 2022. Net cash used in operating activities was $37.3 million for the six months ended October 31, 2021 and primarily consisted of a net loss of $35.8 million adjusted for stock-based compensation of $5.7 million, an increase in the research and development tax credit receivable of $7.3 million, an increase in prepaid expenses and other assets of $2.4 million, and other changes in net working capital

Net cash provided by investing activities

Net cash provided by investing activities for the six months ended October 31, 2022 was $50.1 million and primarily consisted of the sales and maturities of marketable securities of $61.4 million offset by purchases of marketable securities of $10.1 million, as compared to $32.5 million provided by investing activities during the same period in the prior year primarily due to the sales and maturities of marketable securities of $84.9 million offset by purchases of marketable securities of $51.7 million.

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended October 31, 2022 was $0.3 million and consisted of the issuance of common stock from equity incentive plans, compared to $0.7 million in the same period in the prior year which also consisted of the issuance of common stock from equity incentive plans.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, filed with the SEC on July 7, 2022. We are party to several operating leases for office and laboratory space as of October 31, 2022.

Off-Balance Sheet Arrangements

At October 31, 2022 we were not a party to any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

Recently Issued Accounting Pronouncements

See Note 2 in the Interim Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and expected effects on results of operations and financial condition, if known.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2022.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, even though most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on the operating effectiveness.

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

Use of Proceeds

None.

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

KALVISTA PHARMACEUTICALS, INC.

Date: December 8, 2022	By:	/s/ T. Andrew Crockett
T. Andrew Crockett Chief Executive Officer (Principal Executive Officer)

Date: December 8, 2022	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)