Form 10-Q
period 2023-01-31
KalVista Pharmaceuticals, Inc.
filed 2023-03-09
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2023

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

As of March 1, 2023, the registrant had 34,169,438 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	January 31,	April 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$85,049	$30,732
Marketable securities	86,636	135,470
Research and development tax credit receivable	11,892	14,098
Prepaid expenses and other current assets	8,556	13,347
Total current assets	192,133	193,647
Property and equipment, net	3,037	2,178
Right of use assets	8,101	7,862
Other assets	197	193
Total assets	$203,468	$203,880
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,698	$3,638
Accrued expenses	8,851	6,961
Lease liability - current portion	1,057	977
Total current liabilities	11,606	11,576
Long-term liabilities:
Lease liability - net of current portion	7,421	7,211
Total long-term liabilities	7,421	7,211
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 34,127,762 at January 31, 2023 and 24,550,748 at April 30, 2022	34	25
Additional paid-in capital	504,725	439,104
Accumulated deficit	(316,777)	(250,175)
Accumulated other comprehensive loss	(3,541)	(3,861)
Total stockholders’ equity	184,441	185,093
Total liabilities and stockholders’ equity	$203,468	$203,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2023	2022	2023	2022
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	20,063	19,738	56,325	50,954
General and administrative	6,882	6,945	22,818	18,848
Total operating expenses	26,945	26,683	79,143	69,802
Operating loss	(26,945)	(26,683)	(79,143)	(69,802)
Other income:
Interest income	732	258	1,424	822
Foreign currency exchange (loss) gain	597	(198)	(237)	(529)
Other income	4,313	4,156	11,354	11,283
Total other income	5,642	4,216	12,541	11,576
Net loss	$(21,303)	$(22,467)	$(66,602)	$(58,226)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	1,128	(445)	(573)	(430)
Unrealized holding (loss) gain on marketable securities	658	(350)	808	(773)
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	(1)	176	84	296
Other comprehensive (loss) income	1,785	(619)	319	(907)
Comprehensive (loss) income	$(19,518)	$(23,086)	$(66,283)	$(59,133)
Net loss per share to common stockholders, basic and diluted	$(0.75)	$(0.92)	$(2.58)	$(2.38)
Weighted average common shares outstanding, basic and diluted	28,278,453	24,479,660	25,810,369	24,449,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Nine Months Ended January 31, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2022	24,550,748	$25	$439,104	$(250,175)	$(3,861)	$185,093
Issuance of common stock from equity incentive plans	20,124	—	168	—	—	168
Stock-based compensation expense	—	—	2,642	—	—	2,642
Net loss	—	—	—	(23,042)	—	(23,042)
Foreign currency translation (loss) gain	—	—	—	—	(403)	(403)
Unrealized holding (loss) gain from marketable securities	—	—	—	—	98	98
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	—	—	—	—	16	16
Balance at July 31, 2022	24,570,872	$25	$441,914	$(273,217)	$(4,150)	$164,572
Issuance of common stock from equity incentive plans	31,151	—	168	—	—	168
Stock-based compensation expense	—	—	2,506	—	—	2,506
Net loss	—	—	—	(22,257)	—	(22,257)
Foreign currency translation (loss) gain	—	—	—	—	(1,297)	(1,297)
Unrealized holding (loss) gain from marketable securities	—	—	—	—	52	52
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	—	—	—	—	69	69
Balance at October 31, 2022	24,602,023	$25	$444,588	$(295,474)	$(5,326)	$143,813
Issuance of common stock from equity incentive plans	41,540	—	146	—	—	146
Issuance of common stock, net of issuance costs of $0.3 million	9,484,199	9	56,573	—	—	56,582
Issuance of pre-funded warrants for the purchase of common stock, net of issuance costs	—	—	1,085	—	—	1,085
Stock-based compensation expense	—	—	2,333	—	—	2,333
Net loss	—	—	—	(21,303)	—	(21,303)
Foreign currency translation (loss) gain	—	—	—	—	1,128	1,128
Unrealized holding (loss) gain from marketable securities	—	—	—	—	658	658
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	—	—	—	—	(1)	(1)
Balance at January 31, 2023	34,127,762	$34	$504,725	$(316,777)	$(3,541)	$184,441

	Nine Months Ended January 31, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2021	24,422,531	$24	$426,437	$(167,836)	$(1,432)	$257,193
Issuance of common stock from equity incentive plans	14,984	—	608	—	—	608
Stock-based compensation expense	—	—	2,795	—	—	2,795
Net loss	—	—	—	(16,109)	—	(16,109)
Foreign currency translation (loss) gain	—	—	—	—	49	49
Unrealized holding (loss) gain from marketable securities	—	—	—	—	(129)	(129)
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	—	—	—	—	23	23
Balance at July 31, 2021	24,437,515	$24	$429,840	$(183,945)	$(1,489)	$244,430
Issuance of common stock from equity incentive plans	5,917	—	63	—	—	63
Stock-based compensation expense	—	—	2,860	—	—	2,860
Net loss	—	—	—	(19,650)	—	(19,650)
Foreign currency translation adjustment	—	—	—	—	(33)	(33)
Unrealized holding losses from marketable securities	—	—	—	—	(295)	(295)
Reclassification adjustment for realized loss on marketable securities included in net loss	—	—	—	—	97	97
Balance at October 31, 2021	24,443,432	$24	$432,763	$(203,595)	$(1,720)	$227,472
Issuance of common stock from equity incentive plans	93,662	—	773	—	—	773
Stock-based compensation expense	—	—	2,777	—	—	2,777
Net loss	—	—	—	(22,467)	—	(22,467)
Foreign currency translation adjustment	—	—	—	—	(445)	(445)
Unrealized holding losses from marketable securities	—	—	—	—	(350)	(350)
Reclassification adjustment for realized loss on marketable securities included in net loss	—	—	—	—	176	176
Balance at January 31, 2022	24,537,094	$24	$436,313	$(226,062)	$(2,339)	$207,936

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	January 31,
	2023	2022
Cash flows from operating activities
Net loss	$(66,602)	$(58,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	530	408
Stock-based compensation expense	7,481	8,432
Realized loss (gain) from sale of marketable securities	84	296
Non-cash operating lease expense	52	153
Amortization of premium on marketable securities	890	2,081
Foreign currency exchange loss (gain)	(1,339)	698
Changes in operating assets and liabilities:
Research and development tax credit receivable	2,049	(1,477)
Prepaid expenses and other assets	4,440	(3,659)
Accounts payable	(1,911)	228
Accrued expenses	1,701	(279)
Net cash used in operating activities	(52,625)	(51,345)
Cash flows from investing activities
Purchases of marketable securities	(63,757)	(84,415)
Sales and maturities of marketable securities	112,509	130,686
Acquisition of property and equipment	(1,127)	(845)
Net cash provided by investing activities	47,625	45,426
Cash flows from financing activities
Issuance of common stock from equity incentive plans	482	1,443
Issuance of common stock, net of offering expenses of $0.3 million	56,582	—
Issuance of pre-funded warrants, net of offering expenses	1,085	—
Net cash provided by financing activities	58,149	1,443
Effect of exchange rate changes on cash and cash equivalents	1,168	(539)
Net increase (decrease) in cash and cash equivalents	54,317	(5,015)
Cash and cash equivalents at beginning of period	30,732	50,592
Cash and cash equivalents at end of period	$85,049	$45,577
Supplemental disclosures of non-cash activities:
Right of use assets obtained in exchange for operating lease liabilities	$1,192	$3,185
Property and equipment included in accounts payable and accrued expenses:	$-	$19

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.
The Company

Company Background

KalVista Pharmaceuticals, Inc. (“KalVista” or the “Company”) is a clinical stage pharmaceutical company focused on the discovery, development, and commercialization of small molecule protease inhibitors for diseases with significant unmet need. The Company applies its insights into the chemistry and biology of proteases to develop orally delivered, small molecule inhibitors with high selectivity, potency, and bioavailability that it believes will make them successful treatments for disease. The Company has used these capabilities to develop a proprietary portfolio of novel, small molecule plasma kallikrein inhibitors initially targeting hereditary angioedema (HAE).

The Company is currently enrolling the Phase 3 KONFIDENT clinical trial to evaluate the safety and efficacy of sebetralstat as the first potential oral, on-demand therapy for HAE attacks. This worldwide, double-blind, placebo-controlled crossover trial will evaluate the response of adolescents and adults experiencing acute HAE attacks with two different doses of sebetralstat and placebo. Sebetralstat is the most advanced potential oral therapy for acute HAE attacks in clinical development, and is intended to provide a substantial improvement over the current on-demand standard of care for HAE attacks, which currently are only treated with injectable or infused therapies. The Company currently expects data from KONFIDENT to be available in the second half of 2023. The Company’s next anticipated program is an oral inhibitor of Factor XIIa, which plays a significant role in HAE and also has the potential to be developed in additional indications over time.

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

To date, the Company has not generated any product sales revenues and does not have any products that have been approved for commercialization. In December 2022, the Company completed a registered direct offering of common shares and pre-funded warrants that generated net proceeds of $57.7 million. As of January 31, 2023, the Company had an accumulated deficit of $316.8 million and $171.7 million of cash, cash equivalents and marketable securities. The Company does not expect to generate significant revenue unless and until it obtains regulatory approval for, and commercializes, one of its current or future product candidates. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to increase as it continues the development of, and seeks regulatory approvals for, product candidates, and begins to commercialize any approved products. The Company is subject to all of the risks inherent in the development of new therapeutic products, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months.

Until such time, if ever, as the Company can generate substantial revenues, it expects to finance its cash needs through a combination of equity or debt financings, collaborations, strategic partnerships and licensing arrangements. To the extent that additional capital is raised through the sale of stock, pre-funded warrants, or convertible debt securities, the ownership interest of existing stockholders may be diluted, and the terms of these newly issued securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact its ability to conduct business. Additional fundraising through collaborations, strategic partnerships or licensing arrangements with third parties may require the Company to relinquish valuable rights to product candidates, including other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable. If the Company is unable to raise additional funds when needed, it may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and commercialize other product candidates even if it would otherwise prefer to develop and commercialize such product candidates internally.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves consistent application by clarifying and amending existing guidance. The Company adopted ASU 2019-12 as of January 1, 2022. The adoption did not have a material impact on the Company's tax position.

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

Potential dilutive common share equivalents consist of:

	January 31,
	2023	2022
Stock options and awards	5,386,625	3,586,033

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. As a result, there is no difference between the Company’s basic and diluted loss per share for the periods presented.

The weighted average number of common shares used in the basic and diluted net loss per common share calculations includes the weighted-average pre-funded warrants outstanding during the period as they are exercisable at any time for nominal cash consideration.

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

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of January 31, 2023 and April 30, 2022 (in thousands):

				Balance at
	Level 1	Level 2	Level 3	January 31, 2023
Cash equivalents	$37,571	$—	$—	$37,571
Marketable securities:
Corporate debt securities	—	72,712	—	72,712
U.S. government agency securities	—	13,924	—	13,924
	$37,571	$86,636	$—	$124,207

				Balance at
	Level 1	Level 2	Level 3	April 30, 2022
Cash equivalents	$13,735	$—	$—	$13,735
Marketable securities:
Corporate debt securities	—	112,005	—	112,005
U.S. government agency securities	—	23,465	—	23,465
	$13,735	$135,470	$—	$149,205

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

The following tables summarize the fair values of the Company’s investments by type as of January 31, 2023 and April 30, 2022 (in thousands):

	January 31, 2023
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$72,999	$47	$(334)	$72,712
Obligations of the U.S. Government and its agencies	13,879	45	—	13,924
Total	$86,878	$92	$(334)	$86,636

	April 30, 2022
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$112,997	$2	$(994)	$112,005
Obligations of the U.S. Government and its agencies	23,602	—	(137)	23,465
Total	$136,599	$2	$(1,131)	$135,470

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

As of January 31, 2023, unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were insignificant.

The following table summarizes the scheduled maturity for the Company’s marketable securities at January 31, 2023 (in thousands):

January 31, 2023
Maturing in one year or less	$69,028
Maturing after one year through two years	13,269
Maturing after two years through four years	4,339
Total	$86,636

4. Accrued Expenses

Accrued expenses consisted of the following as of January 31, 2023 and April 30, 2022 (in thousands):

	January 31,	April 30,
	2023	2022
Compensation expense	$4,117	$4,168
Research expense	3,322	2,011
Professional fees	1,119	474
Other expenses	293	308
	$8,851	$6,961

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of January 31, 2023 and April 30, 2022 (in thousands):

	January 31,	April 30,
	2023	2022
Prepaid clinical expenses	$5,250	$8,404
Other prepaid expenses	2,517	2,234
Interest and other receivables	584	888
VAT receivable	205	1,821
Total prepaid expenses and other current assets	$8,556	$13,347

6. Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has contractual obligations related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining commitments, which have cancellation provisions, total $30.1 million at January 31, 2023.

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

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at January 31, 2023.

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

The Company has a lease agreement in Salt Lake City, Utah for approximately 6,200 square feet of office space that runs through February 2032.

The Company has a lease agreement for approximately 500 square feet of research laboratory space in Cambridge, Massachusetts that commenced in July 2022 with an option to renew annually.

Total rent expense was approximately $1.4 million and $1.3 million for the nine months ended January 31, 2023 and 2022, respectively and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of January 31, 2023 (in thousands):

Years ending April 30,	Operating Leases
2023	$434
2024	1,759
2025	1,796
2026	1,834
2027	1,873
Thereafter	3,420
Total minimum lease payments	11,116
Less amounts representing interest	2,638
Present value of minimum payments	8,478
Current portion	1,057
Long-term portion	$7,421

8. Financing

In December 2022, the Company entered into subscription agreements with institutional investors to sell, in a registered direct offering, an aggregate of 9,484,199 shares of common stock at a price of $6.00 per share and pre-funded warrants to purchase up to 182,470 shares of common stock at a price of $5.999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, less the $0.001 per share exercise price of each pre-funded warrant. The net proceeds from the registered direct offering, after deducting estimated expenses, were approximately $57.7 million. The pre-funded warrants do not expire and are exercisable at any time after the issuance date. The Company evaluated the pre-funded warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the pre-funded warrants did not meet the definition of liability instruments and met the criteria for permanent equity. As of January 31, 2023, no pre-funded warrants were exercised.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our unaudited interim condensed financial statements and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, statements regarding the success, cost and timing of our product development activities and clinical trials as well as other activities we may undertake, macroeconomic conditions, including rising inflation and interest rates, labor shortages, supply chain issues, and global conflicts such as the war in Ukraine, our business strategy, our ability to receive, maintain and recognize the benefits of certain designations received by product candidates and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our Annual Report on Form 10-K or described elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context indicates otherwise, in this Quarterly Report on Form 10-Q, the terms “KalVista,” “Company,” “we,” “us” and “our” refer to KalVista Pharmaceuticals, Inc. and, where appropriate, its consolidated subsidiaries.

Management Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of small molecule protease inhibitors for diseases with significant unmet need. We apply our insights into the chemistry and biology of proteases to develop orally delivered, small molecule inhibitors with high selectivity, potency and bioavailability that we believe will make them successful treatments for diseases. We have used these capabilities to develop a proprietary portfolio of novel, small molecule plasma kallikrein inhibitors initially targeting hereditary angioedema (“HAE”). We also are conducting preclinical development of a novel, oral Factor XIIa (“Factor XIIa”) inhibitor program, which initially is being advanced to provide a next generation of HAE therapeutics and which also offers the opportunity for expansion into other high unmet need indications in the future.

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

We have advanced our candidate sebetralstat into Phase 3 clinical development as a potential, oral, on-demand therapy for HAE attacks. In February 2021 we announced data from a Phase 2 efficacy trial in which sebetralstat demonstrated statistically and clinically significant responses across all primary and secondary endpoints. In early 2022, we initiated the Phase 3 KONFIDENT clinical trial that is intended to support a New Drug Application ("NDA") filing. KONFIDENT is a placebo-controlled crossover trial in which patients will treat a total of three attacks: one each with 300 mg sebetralstat, 600 mg sebetralstat, and placebo in a randomized sequence. The study will enroll up to 114 patients in order to complete a total of 84 on the three-attack sequence. The primary endpoint of the study is time to the beginning of symptom relief assessed using the PGI-C scale. KONFIDENT is expected to be conducted in approximately 60 sites in 20 countries. We expect data from KONFIDENT in the second half of 2023, and, if it is successful, we anticipate filing an NDA with the FDA in the first half of 2024.

Sebetralstat has received Fast Track designation in the U.S. and Orphan Drug designation in the U.S. and the European Union. A Pediatric Investigational Plan (“PIP”) has also been approved by the European Medicines Agency (“EMA”) for sebetralstat.

Our oral Factor XIIa inhibitor program targets an enzyme that plays a key role in HAE, as the most upstream mechanism in the biochemical pathway that initiates HAE attacks. For this reason, we believe that inhibition of Factor XIIa will block the underlying mediators of HAE attacks, including the uncontrolled generation of both plasma kallikrein and bradykinin which lead to swelling and pain. Clinical studies of an injectable Factor XIIa-inhibitory antibody have demonstrated a high degree of efficacy in preventing HAE attacks, and there are no known safety implications of long-term inhibition of this enzyme. We believe that our program has the potential to be the first orally delivered Factor XIIa inhibitor to enter clinical development, initially for HAE and over time for additional indications that are supported by scientific evidence.

Our internal research team has discovered multiple series of low nanomolar potency Factor XIIa inhibitors that are both selective and orally bioavailable. We anticipate filing our first Investigational New Drug Application (“IND”) for this program in 2023.

On May 21, 2021, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (the “Sales Agreement”), which established an at-the-market offering program ("ATM") pursuant to which we may offer and sell shares of our common stock from time to time. The Sales Agreement provides for the sale of shares of our common stock having an aggregate offering price of up to $100.0 million. We have conducted no sales under the ATM.

On December 23, 2022, we entered into subscription agreements with institutional investors to sell, in a registered direct offering, an aggregate of 9,484,199 shares of our common stock at a price of $6.00 per share and pre-funded warrants to purchase up to 182,470 shares of common stock at a price of $5.999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, less the $0.001 per share exercise price of each pre-funded warrant. The net proceeds from the registered direct offering, after deducting estimated expenses, were approximately $57.7 million.

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

Income Taxes

We historically have incurred net losses and had no corporation tax liabilities. We file U.S. Federal tax returns, as well as certain state returns. We also file returns in the United Kingdom. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. Because of the operating losses and the full valuation allowance provided on all deferred tax assets, including the net operating losses, no tax provision has been recognized in the three months ended January 31, 2023.

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

Results of Operations

Comparison of the three months ended January 31, 2023 and 2022

The following table sets forth the key components of our results of operations for the three months ended January 31, 2023 and 2022 (in thousands):

	Three Months Ended
	January 31,		Increase
	2023	2022	(decrease)

Revenue	$—	$—	—
Operating expenses
Research and development expenses	20,063	19,738	325
General and administrative expenses	6,882	6,945	(63)
Other income
Interest, exchange rate gain and other income	5,642	4,216	1,426

Revenue. No revenue was recognized in the quarters ended January 31, 2023 or 2022.

Research and Development Expenses. Research and development expenses increased $0.3 million due to increases in spending on preclinical activities of $0.9 million, personnel costs of $0.9 million, and sebetralstat of $0.5 million, offset by decreases in spending on KVD824 of $2.0 million, compared to the same period in the prior fiscal year. In October 2022 we announced the termination of an ongoing Phase 2 study of KVD824, and we do not anticipate any further development of that program. The impact of exchange rates on research and development expenses resulted in a decrease to expenses of $1.8 million in the three months ended January 31, 2023 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	January 31,		Increase
	2023	2022	(decrease)

Program-specific costs
Sebetralstat	$7,792	7,265	527
KVD824	1,802	3,798	(1,996)
Unallocated costs
Personnel	6,116	5,250	866
Preclinical activities	4,353	3,425	928
Total	$20,063	$19,738	$325

Expenses for the sebetralstat program increased primarily due to the ongoing Phase 3 KONFIDENT trial. We anticipate that these expenses will remain at or above current levels as this clinical trial progresses.

Expenses for KVD824 decreased primarily due to the termination of the Phase 2 KOMPLETE clinical trial in October 2022. We anticipate that these expenses will continue to decrease as we do not anticipate any further development of KVD824.

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

General and Administrative Expenses. General and administrative expenses decreased by $0.1 million due to decreases in employee related expenses of $0.6 million and professional fees of $0.3 million, offset by increases in commercial planning of $0.6 million and insurance and other administrative expenses of $0.3 million.

Other Income. Other income increased $1.4 million primarily due to an increase of $0.8 million in currency exchange rate gains from transactions denominated in foreign currencies in our U.K. subsidiary, an increase of $0.5 million in interest income, and an increase of $0.1 million in realized gains from available for sale securities.

Comparison of the nine months ended January 31, 2023 and 2022

The following table sets forth the key components of our results of operations for the nine months ended January 31, 2023 and 2022 (in thousands):

	Nine Months Ended
	January 31,		Increase
	2023	2022	(decrease)

Revenue	$—	$—	—
Operating expenses
Research and development expenses	56,325	50,954	5,371
General and administrative expenses	22,818	18,848	3,970
Other income
Interest, exchange rate gain and other income	12,541	11,576	965

Revenue. No revenue was recognized in the nine months ended January 31, 2023 or 2022.

Research and Development Expenses. Research and development expenses increased $5.4 million due to an increase in spending on preclinical activities of $3.8 million, an increase in spending on personnel costs of $3.3 million, and an increase in spending on sebetralstat of $1.5 million, offset by a decrease in spending on KVD824 of $3.2 million as compared to the same period in the prior fiscal year. The impact of exchange rates on research and development expenses resulted in a decrease to expenses of $6.0 million in the nine months ended January 31, 2023 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Nine Months Ended
	January 31,		Increase
	2023	2022	(decrease)

Program-specific costs
Sebetralstat	$18,094	$16,556	1,538
KVD824	7,031	10,277	(3,246)
Unallocated costs
Personnel	17,746	14,454	3,292
Preclinical activities	13,454	9,667	3,787
Total	$56,325	$50,954	$5,371

Expenses for the sebetralstat program increased primarily due to activities related to the ongoing Phase 3 KONFIDENT trial. We anticipate that these expenses will remain at or above current levels as this clinical trial progresses.

Expenses for KVD824 decreased primarily due to the termination of the Phase 2 KOMPLETE clinical trial in October 2022. We anticipate that these expenses will continue to decrease as we do not anticipate any further development of KVD824.

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

General and Administrative Expenses. General and administrative expenses increased $4.0 million due to an increase in commercial planning expenses of $3.1 million, an increase in investor and public relations expenses of $0.6 million, an increase in professional fees of $0.2 million, and an increase in travel and other administrative expenses of $0.1 million. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company.

Other Income. Other income increased $1.0 million primarily due to an increase of $0.6 million in interest income, a decrease of $0.2 million in realized losses from available for sale securities, and a decrease of $0.3 million in currency exchange rate losses from transactions denominated in foreign currencies in our U.K. subsidiary. These increases were offset by a $0.1 million decrease in income from research and development tax credits.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales and have incurred losses since inception and cash outflows from operating activities for the nine months ended January 31, 2023 and 2022. We have funded operations primarily through the issuance of capital stock and pre-funded warrants. Our working capital, primarily cash and marketable securities, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued.

In May 2021, we entered into the Sales Agreement through which we may offer and sell shares of our common stock having an aggregate offering of up to $100.0 million through Cantor Fitzgerald & Co., as our sales agent. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the Sales Agreement. During the nine months ended January 31, 2023, we did not offer or sell any shares under the Sales Agreement.

In December 2022, we entered into subscription agreements with institutional investors to sell, in a registered direct offering, an aggregate of 9,484,199 shares of our common stock at a price of $6.00 per share and pre-funded warrants to purchase up to 182,470 shares of common stock at a price of $5.999 per pre-funded warrant. The net proceeds from the Offering, after deducting estimated expenses, were approximately $57.7 million. As of January 31, 2023, no pre-funded warrants were exercised.

Cash Flows

The following table shows a summary of the net cash flow activity for the nine months ended January 31, 2023 and 2022 (in thousands):

	Nine Months Ended
	January 31,
	2023	2022

Cash flows used in operating activities	$(52,625)	$(51,345)
Cash flows provided by investing activities	47,625	45,426
Cash flows provided by financing activities	58,149	1,443
Effect of exchange rate changes on cash and cash equivalents	1,168	(539)
Net increase (decrease) in cash and cash equivalents	$54,317	$(5,015)

Net cash used in operating activities

Net cash used in operating activities was $52.6 million for the nine months ended January 31, 2023 and primarily consisted of a net loss of $66.6 million adjusted for stock-based compensation of $7.5 million, a decrease in the research and development tax credit receivable of $2.1 million, a decrease in prepaid expenses and other assets of $4.4 million, and other changes in net working capital. The research and development tax credit receivable decreased due to the timing of the receipt of prior year tax credits offset by new tax credit deferrals as compared to the same period in the prior year. Net cash used in operating activities was $51.3 million for the nine months ended January 31, 2022 and primarily consisted of a net loss of $58.2 million adjusted for stock-based compensation of $8.4 million, an increase in the research and development tax credit receivable of $1.5 million, an increase in prepaid expenses and other assets of $3.7 million, and other changes in net working capital.

Net cash provided by investing activities

Net cash provided by investing activities for the nine months ended January 31, 2023 was $47.6 million and primarily consisted of the sales and maturities of marketable securities of $112.5 million offset by purchases of marketable securities of $63.8 million, as compared to $45.4 million provided by investing activities during the same period in the prior year primarily due to the sales and maturities of marketable securities of $130.7 million offset by purchases of marketable securities of $84.4 million.

Net cash provided by financing activities

Net cash provided by financing activities during the nine months ended January 31, 2023 was $58.2 million and primarily consisted of $57.7 million in net proceeds from the December 2022 registered direct offering of common stock and pre-funded warrants, compared to $1.4 million in the same period in the prior year which consisted of the issuance of common stock from equity incentive plans.

Operating Capital Requirements

To date, we have not generated any revenues from the sale of products, and we do not have any products that have been approved for commercialization. We do not expect to generate product revenue unless and until we obtain regulatory approval for, and commercialize, one of our current or future product candidates. We anticipate that we will continue to incur losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, product candidates, and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We currently anticipate that, based upon our operating plans and existing capital resources, we have sufficient funding to operate for at least the next twelve months. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts, future growth to support commercial sales of any approved products, and other activities we may choose to undertake.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, filed with the SEC on July 7, 2022. We are party to several operating leases for office and laboratory space as of January 31, 2023.

Off-Balance Sheet Arrangements

At January 31, 2023 we were not a party to any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2023.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KALVISTA PHARMACEUTICALS, INC.

Date: March 9, 2023	By:	/s/ T. Andrew Crockett
T. Andrew Crockett Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2023	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko President, Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)