Form 10-K
period 2023-04-30
KalVista Pharmaceuticals, Inc.
filed 2023-07-10
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of common stock held by non-affiliates of the registrant calculated based on the closing price of $5.07 of the registrant’s common stock as reported on The NASDAQ Global Market on October 31, 2022, the last business day of the registrant’s most recently completed second quarter, was $119,620,059.

The number of shares of Registrant’s Common Stock outstanding as of June 28, 2023 was 34,233,643.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in responses to Part III of Form 10-K is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2023. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended April 30, 2023.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. These forward-looking statements may include, but are not limited to, statements regarding our current and future nonclinical, preclinical and clinical development activities, macroeconomic conditions, including rising inflation and interest rates, labor shortages, supply chain issues, and global conflicts such as the war in Ukraine, our future results of operations and financial position, business strategy, market size, potential growth opportunities, the efficacy and safety profile of our product candidates, expected timing and results of our clinical trials, and receipt and timing of potential regulatory designations, approval and commercialization of product candidates. In some cases, forward-looking statements may be identified by terminology such as “believe,” “may,” “will,” “should,” “predict,” “goal,” “strategy,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions and variations thereof. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

As used in this Annual Report on Form 10-K, the terms “KalVista,” the “Company,” “we,” “us,” and “our” refer to KalVista Pharmaceuticals, Inc. and, where appropriate, its consolidated subsidiaries, unless the context indicates otherwise.

Item 1. Business.

Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of small molecule protease inhibitors for diseases with significant unmet need. We apply our insights into the chemistry and biology of proteases to develop orally delivered therapeutics with high selectivity, potency and bioavailability that we believe will make them successful treatments for diseases. We have used these capabilities to develop novel, small molecule plasma kallikrein inhibitors targeting the disease hereditary angioedema (“HAE”). We also are conducting preclinical development on a novel, oral Factor XIIa (“Factor XIIa”) inhibitor program, which we are initially advancing to provide a next generation of HAE therapeutics and which also offers the opportunity for expansion into other high unmet need indications in the future.

HAE is a rare and potentially life-threatening, genetically-driven disease that features episodes of debilitating and often painful swelling in the skin, gastrointestinal tract or airways. Although multiple therapies have been approved for the disease, we believe people living with HAE are in need of alternatives that better meet their objectives for quality of life and ease of disease control. Other than one oral therapy approved for prophylaxis, currently marketed therapies are all administered by injection, which patients find challenging despite their efficacy because they are painful, time consuming to prepare and administer, and difficult to transfer and store. As a result, many attacks are treated too late to prevent significant symptoms, and a large percentage aren’t treated at all, leading to needless suffering. We anticipate that there will be strong interest in safe and effective, orally delivered treatments, and our strategy is to develop oral drug candidates for both on-demand and prophylactic use with the goal of providing patients with a complete set of oral options to treat their disease.

Our belief that our therapies could fundamentally transform the manner in which HAE is managed is based upon extensive and continuing research we conduct with patients, physicians and payers. Recently we have conducted research to further understand the process that people living with HAE follow when determining what therapy to use, how they treat their attacks and how often they do so. In our research, which we refer to as the HAE Attack Journey, we have discovered that people living with HAE carry their on-demand treatment only approximately 33% of the time and, for this reason and others, treat only about 50% of attacks. When patients do treat, we believe they tend to delay that treatment excessively for reasons including not having their treatment with them, injection-associated pain, and lack of a private area for treatment. As a result, our data indicate that a significant majority of patients experience attacks that are more severe and last longer than if they treated earlier. Patient surveys have indicated to us, in contrast, that if provided with an oral on-demand therapy, they would expect to carry it 95% of the time, would expect to treat 94% of attacks, and 93% of patients would expect to treat their attacks earlier. This is the reason we believe that an oral on-demand therapy could represent such a significant advance.

We have advanced our candidate sebetralstat into Phase 3 clinical development as a potential oral, on-demand therapy for HAE attacks. In February 2021 we announced data from a Phase 2 efficacy trial in which sebetralstat demonstrated statistically and clinically significant responses across all primary and secondary endpoints. Based upon these data, we completed an end-of-Phase 2 meeting with the United States (“U.S.”) Food and Drug Administration (“FDA”) in the fall of 2021 and initiated the Phase 3 KONFIDENT clinical trial in early 2022 that is intended to support submission of a New Drug Application (“NDA”). KONFIDENT is a double-blind, placebo-controlled, event-driven crossover trial in which approximately 84 patients will treat a total of three attacks: one each with 300 mg sebetralstat, 600 mg sebetralstat, and placebo, given in a randomized sequence. The study includes both adults and adolescents ages 12 and up, and allows patients to be on approved prophylactic regimens as well as on-demand only. All attack locations are eligible for treatment, including laryngeal attacks. The primary endpoint of the study is time to beginning of symptom relief assessed using the PGI-C scale. KONFIDENT is being conducted in approximately 60 sites in 20 countries. In July 2023, we announced that we reached our enrollment target of 114 patients in the study and as a result we expect data from KONFIDENT in the fourth quarter of 2023. If the trial is successful, we anticipate submitting an NDA to the FDA in the first half of 2024.

In August 2022, we initiated KONFIDENT-S, a two-year open-label extension trial assessing the long-term safety and tolerability profile of sebetralstat. In addition, this study is examining the potential use of sebetralstat as short-term prophylaxis in the setting of medical and dental procedures, where HAE attacks are known to be triggered. We also are developing an oral disintegrating tablet (“ODT”) formulation of sebetralstat and have received FDA feedback on our proposed development program to support a supplemental NDA submission, which did not include a recommendation to conduct efficacy trials. We anticipate that the ODT formulation will follow the expected initial launch formulation in the U.S. and European Union (“E.U.”), although it may become the initial launch formulation in other geographies.

Sebetralstat has received Fast Track and Orphan Drug designation from the FDA, and Orphan Drug designation in the E.U. A Pediatric Investigational Plan (“PIP”) has also been approved by the European Medicines Agency (“EMA”) for sebetralstat.

In October 2022, we announced the termination of the Phase 2 KOMPLETE study for our potential HAE prophylactic treatment KVD824, due to elevations in liver enzymes observed in several patients during the trial. We remain uncertain as to the cause and the potential contribution of KVD824 to these elevations, but we do not anticipate further development of KVD824.

Our oral Factor XIIa inhibitor program targets an enzyme that plays a key role in HAE, as the most upstream mechanism in the biochemical pathway that initiates HAE attacks. For this reason, we believe that inhibition of Factor XIIa will block the underlying causes of HAE attacks, including the uncontrolled generation of both plasma kallikrein and bradykinin which lead to swelling and pain. Clinical studies of an injectable Factor XIIa-inhibitory antibody have demonstrated a high degree of efficacy in preventing HAE attacks, and there are no known safety implications of long-term inhibition of this enzyme. We believe that our program has the potential to be the first orally delivered Factor XIIa inhibitor to enter clinical development, initially for HAE and over time for additional indications that are supported by scientific evidence. Our internal research team has discovered multiple series of low nanomolar potency Factor XIIa inhibitors that are both selective and orally bioavailable, and we continue to progress multiple compounds in IND-enabling studies. Concurrently, we have recently presented preclinical data supporting potential development in HAE as well as diabetic macular edema (“DME”) and thrombosis.

Strategy

Key elements of our strategy include:

•
Apply our deep scientific expertise in the area of serine proteases to develop novel oral therapies for indications with high unmet need. Our core scientific team has decades of experience working on protease inhibitors and developing compounds with high potency, selectivity and bioavailability. We have assembled a team of chemists and biologists who have demonstrated the ability to design and formulate multiple drug candidate programs from a broad variety of chemical classes, as indicated by our extensive intellectual property portfolio. Our initial focus is specifically on development of oral plasma kallikrein inhibitors for HAE and Factor XIIa inhibitors for HAE and other indications; however, we believe our scientific capabilities also can be applied to other proteases to develop therapies for diseases with high unmet need.
•
Develop multiple HAE product candidates to provide a full set of therapeutic options for patients. We intend to develop drug candidates for both on-demand and prophylactic use to provide people living with HAE with a complete set of oral options to treat their disease. Our most advanced program for HAE is sebetralstat, for which we are currently conducting the Phase 3 KONFIDENT clinical trial to evaluate the safety and efficacy of sebetralstat as a potential oral, on-demand therapy for treatment of HAE attacks. We are also in the preclinical development stage with Factor XIIa inhibitor candidates as a potential next generation of oral prophylactic treatments that may further enhance treatment options for people living with HAE.
•
Grow our capabilities internally as well as through strategic partnerships. We intend to retain ownership and control of our pipeline programs to key milestones and in certain markets. For certain indications, such as HAE, that can be addressed by a focused organization, we intend to keep all program rights and develop internal sales and marketing capabilities to commercialize the products in major markets. For programs that address larger markets or require greater infrastructure or resources, or for markets outside the U.S. and major E.U. countries, we may seek partners that can provide those capabilities. Decisions on whether, and when, to engage in partnerships or collaborations will be based upon our evaluations of the relative risks and rewards of those collaborations at each point in the development and commercialization cycle.

Plasma Kallikrein in HAE

Plasma kallikrein is a serine protease enzyme that is a key mediator of inflammation and edema. The body modulates the downstream inflammatory effects of plasma kallikrein through a circulating inhibitor protein called C1-esterase inhibitor (“C1-INH”). Most patients with HAE have a genetic mutation that leads to C1-INH deficiency, which results in an inability to control activated plasma kallikrein in affected tissues. This excessive activation leads to inflammation, edema, and pain.

Hereditary Angioedema

Disease Overview

HAE is a rare and potentially life-threatening genetic condition that occurs in about 1 in 10,000 to 1 in 50,000 people, according to published information from an HAE patient advocacy group. Excessive plasma kallikrein activation that is not sufficiently controlled by C1-INH leads to HAE attacks, which can vary with regard to the affected tissue or organ and severity. HAE attacks include episodes of intense swelling usually in the skin, gastrointestinal tract or airways. They often lead to temporary disfiguration of various body parts including the hands, feet, face, body trunk, and genitals. In addition, patients often have bouts of excruciating abdominal pain, nausea and vomiting that is caused by swelling in the intestinal wall. Airway swelling is particularly dangerous and can lead to death by asphyxiation. Untreated attacks can be functionally disabling and commonly take days to fully resolve.

Attacks can occur spontaneously although they often are associated with triggers such as anxiety, stress, minor trauma, surgery, or illnesses. Trauma to the oral cavity caused by dental procedures makes HAE patients particularly vulnerable to airway attacks. The frequency of HAE attacks is highly variable, with some patients having attacks several times per week and others very infrequently. Population studies have shown that the mean number of attacks per month for patients is approximately two. Although life-threatening airway swelling is rare, published research suggests at least half of HAE patients have experienced at least one such attack and airway attacks remain a major cause of mortality in HAE patients. The severity of attacks is unpredictable and not related to their underlying frequency, and even most patients on long-term prophylaxis continue to experience breakthrough attacks on some basis.

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

While HAE most often results from the inheritance of a defective gene from a parent, it is estimated that up to 25% of cases also arise from spontaneous mutations. Patients with C1-INH-related disease are classified as Type 1 or Type 2; Type 1 is the most common form and results in low levels of circulating C1-INH and Type 2 results in production of a low function protein. An additional form of HAE, currently referred to as normal C1-INH HAE, can occur in patients with normal levels of C1-INH for a variety of reasons including mutations in genes for Factor XII, plasminogen or angiopoetin, although in most cases a specific genetic abnormality isn’t found. Selective plasma kallikrein inhibitors and a bradykinin receptor antagonist are approved therapies for HAE. As such, plasma kallikrein is a clinically validated target for HAE and previous studies have demonstrated that plasma kallikrein inhibition can both treat and prevent HAE attacks. There are currently no therapies specifically approved for normal C1-INH HAE.

Current Treatments and Market Opportunities

There are a number of marketed and development stage therapeutics for HAE, both for prophylaxis as well as on-demand use. Lanadelumab (Takhzyro®) is a monoclonal antibody against plasma kallikrein indicated for prophylaxis to prevent attacks of HAE. The prescribing information recommends subcutaneous administration every two weeks, though dosing at more extended intervals may be considered in some patients. Ecallantide (Kalbitor®) is a small protein inhibitor of plasma kallikrein that is approved for treatment of acute attacks of HAE. While effective, ecallantide has been associated with cases of anaphylaxis and its labeling approval by the FDA includes a boxed warning limiting its administration to healthcare professionals with appropriate medical support to manage anaphylaxis and HAE, and requiring close monitoring of patients. Other therapies provide C1-INH replacement to control plasma kallikrein levels. Marketed C1-INH replacement therapies include Cinryze® and Haegarda® for prophylaxis, and Berinert® for treatment of acute attacks, all of which are purified from human plasma, and Ruconest® which is a recombinant product also for treatment of acute attacks. Icatibant (Firazyr®) is a synthetic peptide-based antagonist that blocks the activity of bradykinin and is indicated for treatment of acute attacks. All of these products are administered by injection, which is typically less convenient for patients and has the potential to reduce compliance. Berotralstat (ORLADEYO®) is an oral prophylactic treatment which was launched in 2021. As a result of the lifelong nature of HAE and the challenges related to taking many of the injected therapies, patient surveys consistently indicate an overwhelming desire of patients for an oral therapy. We believe that a safe and effective oral on-demand agent has the potential to transform treatment for this disease.

We believe a further future market opportunity may exist in treatment of normal C1-INH HAE. Estimates of the size of this patient population vary widely, but we believe that the nature of normal C1-INH HAE disease may make prophylaxis less attractive for these patients than a safe and rapidly effective, oral on-demand plasma kallikrein inhibitor therapy. There are no therapies currently approved specifically for normal C1-INH HAE.

Our Portfolio of HAE Programs

Our strategy is to evaluate and develop multiple oral molecules in pursuit of best-in-class therapies for HAE patients. The first of these product candidates being evaluated in late stage clinical trials is sebetralstat. A positive Phase 2 clinical trial for sebetralstat as a potential on-demand treatment for HAE attacks was completed in February 2021, and we are currently conducting the Phase 3 KONFIDENT clinical trial.

Sebetralstat

Evidence from studies using therapies approved for the treatment of acute HAE attacks shows that earlier treatment has a powerful impact on the efficacy outcomes, and treatment guidelines strongly recommend early treatment of attacks. Despite clear evidence that early treatment markedly reduces attack severity and duration, treatment is often delayed. In one outcome study of 207 HAE attacks, attack duration was 2.75-fold shorter when treatment was administered within 1 hour of attack onset (6.1 hours versus 16.8 hours (p<0.001)), yet treatment was administered more than 1 hour after attack onset in nearly 60% of attacks, and for 30% of attacks treatment was administered more than five hours after attack onset. We believe this delay in administration is due to many factors including the inconvenience of preparation and administration as well as the discomfort of injectable therapies. An oral therapy has the potential to overcome these limitations and lower the barrier for treatment for patients. The combination of the rapid uptake of sebetralstat to very high blood levels and the likelihood of earlier dosing by patients, could lead to much better disease management and prevention of attacks reaching the critical stage of significant swelling and discomfort. We therefore believe that a safe, oral on-demand treatment has the potential to become a preferred alternative for patients currently using injectable treatments, including both acute and prophylactic therapies.

In February 2021 we announced data from a Phase 2 efficacy trial in which sebestralstat demonstrated statistical and clinically significant responses across all primary and secondary endpoints. KVD900-201 was a double-blind, placebo-controlled, crossover trial investigating the safety and efficacy of a single dose of 600 mg sebetralstat as an on-demand treatment for HAE attacks in patients with Type 1 or Type 2 HAE. The trial met its primary endpoint comparing the time to use of rescue treatment within 12 hours on sebetralstat versus placebo (p=0.001) with rates of use at 12 hours of 15.1% following treatment with sebetralstat versus 30.2% after placebo. The trial also met all secondary endpoints: reduced worsening of attacks (p<0.0001; PGI-S or use of rescue) and reduced time to onset of symptom relief measured using both PGI-C (p<0.0001) and VAS (p<0.0001).

Based upon these data, we completed an end-of-Phase 2 meeting with the FDA in the fall of 2021 and initiated the Phase 3 KONFIDENT clinical trial in early 2022 that is intended to support an NDA submission. KONFIDENT is a double-blind, placebo-controlled, event-driven crossover trial in which approximately 84 patients will treat a total of three attacks: one each with 300 mg sebetralstat, 600 mg sebetralstat, and placebo, given in a randomized sequence. The primary endpoint of the study is time to onset of symptom relief using the PGI-C scale. We agreed with the FDA that this is an appropriate primary endpoint for a registration-directed trial, and in the Phase 2 study, sebetralstat achieved this endpoint in a highly statistically significant manner. KONFIDENT is being conducted in approximately 60 sites in 20 countries. We have reached our target enrollment of 114 patients in the study, and expect data from KONFIDENT in the fourth quarter of 2023. If the trial is successful, we anticipate submitting an NDA in the first half of 2024.

Sebetralstat has received Fast Track and Orphan Drug designation from the FDA and has been granted Orphan Drug designation in the E.U. A PIP has also been approved by the EMA for sebetralstat.

Factor XIIa

Factor XIIa (“FXIIa”) is an enzyme that plays a key role in HAE as the most upstream mediator in the biochemical pathway that initiates HAE attacks. For this reason, we believe that inhibition of Factor XIIa will block the underlying mechanism of HAE attacks, including the uncontrolled generation of both plasma kallikrein and bradykinin which cause swelling and pain. Clinical studies of an injectable Factor XIIa-inhibitory antibody have demonstrated efficacy in preventing HAE attacks, and there are no published safety concerns of long-term inhibition of this enzyme. We believe that our program has the potential to be the first orally delivered Factor XIIa inhibitor to enter clinical development, initially for HAE and over time for additional indications that are supported by scientific evidence.

Our goal is to develop an oral FXIIa inhibitor suitable for once-daily dosing and sustained suppression of kallikrein kinin system activation. Using X-ray structure-enabled drug design, we have identified multiple series of oral FXIIa inhibitors from structurally distinct discovery lineages. These series are designed to interact with different substrate pockets of the active catalytic domain of the FXIIa enzyme, thereby providing a high level of structural diversity in our portfolio of compounds.

We have presented pharmacology data for a FXIIa compound that demonstrates our ability to achieve plasma half-life consistent with once daily dosing to provide near complete inhibition of FXIIa-mediated plasma kallikrein generation and block high molecular weight kininogen cleavage that results in generation of bradykinin. We have also shown that orally administered FXIIa compounds can protect mice from angioedema. These findings that demonstrated the oral pharmacodynamic effects of a Factor XIIa inhibitor were reported at the European Academy of Allergy & Clinical Immunology in 2022. Additional studies have demonstrated that oral administration of Factor XIIa inhibitors can protect mice from arterial thrombosis induced by iron chloride, which further demonstrates target engagement. These results have been presented at the International Society of Thrombosis and Hemostasis in June 2023.

It is our expectation that this portfolio of compounds will provide multiple opportunities for the clinical development of a once-daily administered oral FXIIa inhibitor with efficacy comparable to leading injectable therapies for HAE prophylaxis. In addition, the diversity within our portfolio creates opportunities to identify oral FXIIa inhibitors that fulfill the target profile needed for the treatment of other FXIIa-mediated diseases, including thrombosis and other diseases associated with edema and inflammation.

Competition

In treating HAE, we expect to face competition from several FDA-approved therapeutics for both prophylactic and on-demand usage. These include Takhzyro®, marketed by Takeda Pharmaceuticals Company Limited (“Takeda”) in the U.S. and Europe for the prevention of angioedema attacks in adults and adolescents; Firazyr, marketed by Takeda in the U.S., Europe and certain other geographic territories for the treatment of acute angioedema attacks in adult patients; Kalbitor, an injectable plasma kallikrein inhibitor marketed by Takeda for the resolution of acute attacks in adolescent and adult HAE patients; Berinert, marketed by CSL Behring for treatment of acute abdominal, facial or laryngeal attacks of HAE in adults and adolescents, and Haegarda, also marketed by CSL Behring, for prophylaxis; Ruconest, marketed by Pharming Group for the treatment of acute angioedema attacks in adult patients; and Orladeyo, an oral prophylactic treatment marketed by BioCryst Pharmaceuticals, Inc. Firazyr became available as a generic drug in 2019 and is sold by multiple companies as generic icatibant for acute usage. We are also aware of other companies that are engaged in the clinical development of potential HAE treatments, including Pharvaris GmbH, Intellia Therapeutics, Inc., BioMarin Pharmaceutical Inc., and Ionis Pharmaceuticals, Inc.

Intellectual Property

Our success substantially depends on our ability to obtain and maintain patents and other forms of intellectual property rights for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Our patent portfolio includes patents and patent applications covering plasma kallikrein inhibitors (the “plasma kallikrein portfolio”), and patent applications covering FXIIa inhibitors (the “FXIIa portfolio”).

In the plasma kallikrein portfolio, as of April 30, 2023, we are the owner of, and intend to maintain, 16 U.S. patents expiring between 2034 and 2040, absent any extensions, as well as seven pending U.S. patent applications and one pending U.S. provisional application. Any patents issuing from the foregoing U.S. patent applications, or patents arising from applications claiming priority from the foregoing U.S. provisional applications, are expected to expire between 2034 and 2044, absent any adjustments or extensions. In the plasma kallikrein portfolio, as of April 30, 2023, we are the owner of, and intend to maintain, approximately 140 pending foreign applications and approximately 453 patents in foreign jurisdictions. Any issued patents, or those issuing from these foreign patent applications, are expected to expire between 2034 and 2041, absent any adjustments or extensions. In the plasma kallikrein portfolio, as of April 30, 2023, we also control and intend to maintain two pending international applications that, if issued, are expected to expire between 2042 and 2043, absent any adjustments or extensions.

Sebetralstat is an oral plasma kallikrein inhibitor, and is covered by U.S. patents, U.S. patent applications and U.S. provisional applications, and pending international applications covering composition of matter, methods of treatment, solid form and clinical formulations. The anticipated expiration dates of these patents, patents arising from those applications, or patents arising from applications claiming priority from provisional applications range from 2035 to 2044, absent any adjustments or extensions. Sebetralstat is also covered by EPO patents, European patent applications, and expected European patent applications claiming priority from U.S. provisional applications, covering composition of matter, medical use, solid form and clinical formulations. The anticipated expiration dates of these European patents, European patents arising from applications, or European patents arising from applications claiming priority from U.S. provisional applications range from 2035 to 2044 absent any extensions.

In the FXIIa portfolio, as of April 30, 2023, we are the owner of, and intend to maintain, four pending U.S. patent applications, six pending U.S. provisional applications, two pending international applications, and 34 pending foreign applications in multiple jurisdictions. Any patents issuing from the foregoing applications, or patents arising from applications claiming priority from U.S. provisional applications, in the FXIIa portfolio are expected to expire in between 2039 and 2044, absent any adjustments or extensions.

Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

We market or intend to market our products and services under various trademarks, and have obtained or are in the process of obtaining registered trademark protection for those trademarks in the U.S. and certain countries outside the U.S. We consider these trademarks to be valuable because of their contribution to the brand identification of our current and future products and services and for protection against counterfeits.

As of April 30, 2023, we are the owner of, and intend to maintain, trademark registrations for “KALVISTA” in six foreign countries as well as all E.U. member states via an E.U. Trade Mark (a unitary right covering all twenty-seven member states of the E.U.). We also own pending trademark applications and registrations for “KALVISTA” and the K Design in the U.S. and multiple foreign countries.

We also use other forms of protection, such as copyright and trade secret protection for our intellectual property, particularly where we do not believe patent protection is appropriate or obtainable. We require our employees, consultants, contractors and other advisors to execute nondisclosure and assignment of invention agreements upon commencement of their respective employment or engagement. In addition, we also require confidentiality or service agreements from third parties that receive confidential information or materials.

Government Regulation and Product Approval

Government authorities in the U.S., at the federal, state and local level, and in other countries and jurisdictions, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the U.S. and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

FDA Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (the “FDC Act”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Pharmaceutical products such as small molecule drugs and biological products, or biologics used for the prevention, treatment, or cure of a disease or condition of a human being are subject to regulation under the FDC Act. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves nonclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically take many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into patients, the product is tested to assess safety, dosage tolerance, metabolism, pharmacokinetics, pharmacological actions, side effects associated with drug exposure, and to obtain early evidence of a treatment effect if possible. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, determine optimal dose and regimen, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain additional information about clinical effects and confirm efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit -risk relationship of the drug and to provide adequate information for the labeling of the product. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of the drug. In rare instances, a single Phase 3 trial may be sufficient when either (1) the trial is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) the single trial is supported by other confirmatory evidence.

In addition, the manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing and distribution of the product may begin in the U.S. The NDA must include the results of all nonclinical, clinical, and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee. Under an approved NDA, the applicant is also subject to an annual program fee. These fees typically increase annually. An NDA for a drug that has been designated as an orphan drug is not subject to an application fee, unless the NDA includes an indication for other than a rare disease or condition. The FDA has 60 days from its receipt of an NDA to determine whether the application will be filed based on the FDA's determination that it is sufficiently complete to permit substantive review. Once the submission is filed, the FDA begins an in-depth review. The FDA has agreed to certain performance goals to complete the review of NDAs. Most applications are classified as Standard Review products that are reviewed within ten months of the date the FDA files the NDA; most applications classified as Priority Review are reviewed within six months of the date the FDA files the NDA. An NDA can be classified for Priority Review when the FDA determines the drug or biologic has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority reviews may be extended by the FDA for three or more additional months to consider certain late-submitted information or information intended to clarify information already provided in the NDA submission.

The FDA may also refer applications for novel drugs, as well as drugs that present difficult questions of safety or efficacy, to be reviewed by an advisory committee—typically a panel that includes clinicians, statisticians and other experts—for review, evaluation and a recommendation as to whether the NDA should be approved. The FDA is not bound by the recommendation of an advisory committee, but generally follows such recommendations.

Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMP is satisfactory.

After the FDA evaluates the NDA and completes any clinical and manufacturing site inspections, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the NDA submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application for approval. If, or when, those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing and distribution of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential risks to patients. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure a product's safe use (“ETASU”). An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring, and the use of patient-specific registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, the FDA may require substantial post-approval testing and surveillance to monitor the product's safety or efficacy.

Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Changes to some of the conditions established in an approved NDA, including changes in indications, product labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or supplement to an approved NDA, before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing original NDAs.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition — generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S., there is no reasonable expectation that the cost of developing, and making a product available in the U.S. for such disease or condition will be recovered from sales of the product.

Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the drug and its potential orphan disease use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active moiety to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product in the approved indication. For large molecule drugs, sameness is determined based on the principal molecular structural features of a product.

During the seven-year marketing exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A product can be considered clinically superior if it is safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA user fee.

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

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), NDAs, or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug with orphan product designation except a product with a new active ingredient that is a molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by FDA to be substantially relevant to the growth or progression of a pediatric cancer that is subject to an NDA submitted on or after August 18, 2020.

The Best Pharmaceuticals for Children Act (“BPCA”), provides a six-month extension of any patent or non-patent exclusivity for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic safety summary reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects a drug's manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with required regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

The U.S. Patent and Trademark Office (the “USPTO”) in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. However, the USPTO may not grant an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than requested.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the U.S., pharmaceutical and biotechnology company activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services (“CMS”) other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General and the Office for Civil Rights), the U.S. Department of Justice (“DOJ”) and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs, may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the federal false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act (“HIPAA”) and similar state laws, each as amended, as applicable.

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

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain advance practices nurses and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

Commercial distribution of products requires compliance with state laws that require the registration of manufacturers and wholesale distributors of drugs in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. In addition, several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. Certain local jurisdictions also require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Sales and marketing activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

Coverage, pricing and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third party payors provide coverage, and establish adequate reimbursement levels for such products. In the U.S., third party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of its products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on its investment in product development.

Different pricing and reimbursement schemes exist in other countries. In the E.U., governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the U.S. has increased and we expect will continue to increase the pressure on healthcare pricing. Coverage policies and third party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

U.S. Healthcare reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices.

Recently, healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act (the “IRA”), in August 2022, which will, among other things, permit the Department of Health and Human Service (“HHS”) to negotiate the selling price of certain drugs that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in January 2023 for Medicare Part B and October 2022 for Medicare Part D, the IRA will also penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Europe / rest of world government regulation

In addition to regulations in the U.S., we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the E.U., for example, a clinical trial application must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the clinical trial application is approved in accordance with a country’s requirements, clinical trial development may proceed. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country in the E.U. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of a drug product under E.U., United Kingdom (“U.K.”), and Swiss regulatory systems, we must submit a marketing authorization application (“MAA”). The documentation submitted to the FDA in support of an NDA in the U.S. is almost identical to that required in the E.U., U.K., and Switzerland, with the exception of, among other things, country-specific document requirements. For other countries outside of the E.U., U.K. and Switzerland, such as countries in Eastern Europe, the Middle East, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

Human Capital Resources

As of April 30, 2023, we had a total of 118 full-time employees, of whom 53 were located in the U.S., 61 were located in the U.K., 3 were located in Switzerland, and 1 located in Portugal. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with employees to be good. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We emphasize a number of measures and objectives in managing our human capital assets, and we provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. In July 2021, the Company adopted an Equity Inducement Plan in order to provide incentives to attract and motivate new employees through the grant of stock options and restricted share units.

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

Since inception, we have incurred significant operating losses as we focused on our discovery efforts and developing our product candidates. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through sales of our stock and a previous option agreement with Merck and associated private placement. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

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

We are a clinical stage company and our operations to date have been limited to organizing and staffing, business planning, raising capital, acquiring and developing the technology, identifying potential product candidates, and undertaking up to Phase 3 clinical studies of our most advanced product candidates. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Substantial time is required to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability based on our limited operating history to date may not be as accurate as they could be if we had a longer operating history.

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
•
move other product candidates into late-stage development;

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

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop and commercialize sebetralstat or other product candidates, and our business will suffer.

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
•
delay or failure in data collections in connection with a clinical trial;
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

If our product candidates are associated with undesirable effects in preclinical or clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In October 2022, we terminated a Phase 2 clinical trial of KVD824, which was being developed as a potential HAE prophylaxis therapy, due to elevated liver enzymes observed in multiple study patients. Although we have not conclusively determined that KVD824 was the cause of, or a significant contributor to, these elevations, we do not anticipate further development of KVD824. Our on-demand HAE program sebetralstat is still in clinical testing and we have not yet determined what, if any, significant side effects may occur from dosing. Additional or more severe side effects may be identified for all our programs through further clinical studies. These or other drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition and prospects.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates must be approved by the FDA pursuant to an NDA in the U.S. and by the EMA and similar regulatory authorities outside the U.S. prior to commercialization. The process of obtaining marketing approvals, both in the U.S. and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates and therapeutic indications involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. Securing marketing approval requires the submission of extensive chemistry, manufacturing and preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also usually requires inspection of manufacturing facilities by the regulatory authorities and also audits of the clinical trial sites, data and CROs that have supported KalVista in the clinical development. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept an application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

For example, the U.K. formally left the E.U. on January 31, 2020, often referred to as Brexit, and the transition period ended on December 31, 2020. Brexit has caused uncertainty in the current regulatory framework in Europe. For instance, Brexit has resulted in the EMA, moving from the U.K. to the Netherlands. The U.K. has now put in place legislation to cover the approval of new medicinal products in the U.K., including designations such as orphan designation, and a pediatric investigational plan. The requirements are similar to those in the E.U. and in many cases have adopted the same requirements. However, there are still adjustments being made to legislation. Any of these adjustments as a result of Brexit could result in significant delays and additional expense to our business. Any of the foregoing factors could have a material adverse effect on our business, results of operations, or financial condition.

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

Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a disease with a prevalence of fewer than 200,000 individuals in the U.S.

Generally, if a product with an orphan drug designation in a particular jurisdiction subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the authority in that jurisdiction from approving another marketing application for the same drug for the same indication during the period of exclusivity. The applicable period is seven years in the U.S. and ten years in Europe. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective, the criteria on which the orphan designation was originally issued no longer apply or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

In order to market and sell our products in the U.K., E.U. and many other jurisdictions, we or our third party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We, or our third party collaborators, may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval in any one jurisdiction does not ensure approval by regulatory authorities in other countries or jurisdictions, and likewise approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in any other countries or jurisdictions including the U.S. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA, E.U., MHRA, Swiss and other regulatory authorities. In the U.S., these requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authority, requirements regarding the distribution of samples to physicians and recordkeeping.

The FDA, or other regulatory authorities, may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products and if we promote our products beyond their approved indications, we may be subject to enforcement action for off-label promotion. Violations of the FDC Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

Non-compliance with U.K. and E.U. requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the U.K. and E.U.’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

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

Governments outside the U.S. tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly the countries of the E.U. and the U.K., the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenues and profits.

Moreover, increasing efforts by governmental and third party payors, in the U.S. and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market.

In addition, many private payors contract with commercial vendors who sell software that provide guidelines that attempt to limit utilization of, and therefore reimbursement for, certain products deemed to provide limited benefit to existing alternatives. Such organizations may set guidelines that limit reimbursement or utilization of our products.

Our ability to obtain services, reimbursement or funding may be impacted by possible reductions in federal spending in the U.S. as well as globally.

U.S. federal government agencies currently face potentially significant spending reductions. Under the Budget Control Act of 2011, the failure of Congress to enact deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021 triggered automatic cuts to most federal programs. These cuts would include aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2030 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, which was enacted on January 1, 2013, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers. The full impact on our business of these automatic cuts is uncertain. Additionally, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act enacted in 2020 provides financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended and reduced the 2% Medicare sequester from May 1, 2020 through June 30, 2022, and extended the sequester policy, through 2031, in order to offset the added expense of the 2020 cancellation. Moreover, the American Taxpayer Relief Act of 2012 among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The IRA, which was enacted in August 2022, will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in January 2023 for Medicare Part B and October 2022 for Medicare Part D, the IRA will also penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. For example, in June 2023, the drug price negotiation program for Medicare Parts B and D was challenged in federal court. It is unclear whether such litigation or other litigation, if brought, will be successful.

If government spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop. Any reductions in government spending in countries outside the U.S. may also impact us negatively, such as by limiting the functioning of international regulatory agencies in countries outside the U.S. or by eliminating programs on which we may rely.

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

Third party manufacturers may not be able to comply with cGMP, regulations or similar regulatory requirements outside the U.S. Our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies that we believe will complement or augment our existing business. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future strategic partners. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the U.S., the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. Moreover, even if we acquire assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such assets due to an inability to successfully integrate them with our existing technologies and we may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic acquisition that delay or prevent us from realizing their expected benefits or enhancing our business.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S., the E.U., and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel technologies and product candidates. This patent portfolio includes issued patents and pending patent applications covering compositions of matter and methods of use.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. For example, India and China do not allow patents for methods of treating the human body. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. If a third party has also filed a U.S. patent application prior to the effective date of the relevant provisions of the America Invents Act (i.e. before March 16, 2013) covering our product candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the USPTO to determine priority of invention in the U.S. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the E.U., the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the patents and/or applications. We employ an outside firm and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We seek to protect our confidential proprietary information, in part, by entering into confidentiality and invention or patent assignment agreements with our employees and consultants, however, we cannot be certain that such agreements have been entered into with all relevant parties. Moreover, to the extent we enter into such agreements, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate them, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Employee Matters, Facilities, Managing Growth and Macroeconomic Conditions

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical and business development expertise of the principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of our management team, other key employees and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business.

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

We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. Personal privacy and data security have become significant issues in the U.S., Europe and in many other jurisdictions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our clinical development regarding the patients enrolled in our clinical trials. Any violations of these rules by us could subject us to civil and criminal penalties and adverse publicity and could harm our ability to initiate and complete clinical trials. We cannot provide assurance that current or future legislation will not prevent us from generating or maintaining personal data or that patients will consent to the use of their personal data (as necessary); either of these circumstances may prevent us from undertaking or publishing essential research and development, manufacturing, and commercialization, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

We also depend on our information technology infrastructure for communications among our personnel, contractors, consultants and vendors. System failures or outages could also compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting.

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
•
FDA or other regulatory actions affecting us or our industry or other healthcare reform measures in the U.S., the U.K. or the E.U.;
•
changes in financial estimates or recommendations by securities analysts;
•
trading volume of our common stock;
•
sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•
general economic and market conditions and overall fluctuations in the U.S. equity markets, including due to rising inflation and interest rates, labor shortages, supply chain issues, and global conflicts such as the war in Ukraine; and
•
other events or factors, many of which are beyond our control.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404”), and the related rules of the SEC which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. Effective April 27, 2020, the SEC adopted amendments to the “accelerated filer” and “large accelerated filer” definitions in Rule 12b-2 under the Securities and Exchange Act of 1934. The amendments exclude from the “accelerated filer” and “large accelerated filer” definitions an issuer that is eligible to be a smaller reporting company and that had annual revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available. We determined that our Company does not meet the accelerated or large accelerated filer definitions as of April 30, 2023. For so long as we remain a smaller reporting company and a non-accelerated filer, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies, including, but not limited to, not being required as a non-accelerated filer to comply with the auditor attestation requirements of Section 404(b). An independent assessment by our independent registered public accounting firm of the effectiveness of internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. We have experienced ownership changes that substantially limit our use of the NOLs available to us for U.S. federal income tax purposes. For example, we believe we experienced an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, in December 2022, and we continue to analyze the impact if any on our ability to utilize NOLs in the future. If we undergo additional ownership changes (some of which changes may be outside our control), our ability to utilize our NOLs could be further limited by Section 382 of the Code. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs.

The Tax Cuts and Jobs Act of 2017, or the TCJA, changed both the federal deferred tax value of the net operating loss carryforwards and the rules of utilization of federal net operating loss carryforwards. Under the TCJA, net operating loss carryforwards generated in years after 2017 will only be available to offset 80% of future taxable income in any single year but will not expire. However, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) temporarily repealed the 80% taxable income limitation for tax years beginning before January 1, 2021; net operating loss carried forward generated from 2018 or later and carryforwards to taxable years beginning after December 31, 2020 will be subject to the 80% limitation. Also, under the CARES Act, net operating losses arising in 2018, 2019 and 2020 can be carried back 5 years.

General Risk Factors

Unstable or unfavorable global market and economic conditions may have adverse consequences on our business, financial condition and stock price.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Challenging or uncertain economic conditions including those related to global epidemics, pandemic, or contagious diseases, geopolitical turmoil, inflation, fluctuation in interest rates and foreign exchange rates, instability in the global banking system, disruptions in supply chains may adversely affect our general business strategy and stock price. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our business and the value of our common stock.

For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection & Innovation and the Federal Deposit Insurance Corporation (the “FDIC”) was named receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. While the FDIC has taken steps to make whole all depositors of SVB, there is no assurance that similar guarantees will be made in the event of further bank closures and continued instability in the global banking system. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to obtain financing may be threatened, which could have a material adverse effect on our business and financial condition. Moreover, events such as the closure of SVB, in addition to other global macroeconomic conditions, may cause further turbulence and uncertainty in the capital markets.

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

Changes in tax laws or tax rulings could materially affect our financial position, results of operations and cash flows.

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss (“NOL”) carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a more territorial system. Future guidance from the IRS with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. The CARES Act has already modified certain provisions of the Tax Act. The IRA, enacted on August 16, 2022, further amended the U.S. tax code, imposing a 15% minimum tax on “adjusted financial statement income” of certain corporations as well as an excise tax on the repurchase or redemption of stock by certain corporations, beginning in the 2023 tax year. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the IRA or any newly enacted federal tax legislation. The issuance of additional regulatory or accounting guidance related to the Tax Act could materially affect our tax obligations and effective tax rate in the period issued.

As we continue to expand internationally, we will be subject to other jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have an adverse impact on our liquidity and results of operations. In addition, the authorities in several jurisdictions could review our tax returns and impose additional tax, interest and penalties, which could have an impact on us and on our results of operations. In addition, many countries in Europe and a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in the countries where we do or intend to do business or require us to change the manner in which we operate our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Cambridge, Massachusetts where we occupy approximately 8,300 square feet of office space under a lease agreement that runs through September 2028. We maintain approximately 13,400 square feet of office and research laboratory space in Porton Down, United Kingdom, under a lease agreement that runs through April 2028. We maintain approximately 6,200 square feet of office space in Salt Lake City, Utah that runs through February 2032. We also maintain approximately 500 square feet of leased research laboratory space in Boston, Massachusetts.

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

Holders

As of June 28, 2023, there were 21 holders of record of our common stock. The actual number of holders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the belief and assumptions of our management based on information currently available to management, reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ materially from those discussed or implied in these forward-looking statements due to a number of factors, including, but not limited to, those set forth in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should review the risk factors for a more complete understanding of the risks associated with an investment in our securities. For further information regarding forward-looking statements, please refer to the “Special Note Regarding Forward-Looking Statements” at the beginning of Part I of this Annual Report on Form 10-K. Our fiscal year end is April 30, and references throughout this Annual Report to a given fiscal year are to the twelve months ended on that date.

Management Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of small molecule protease inhibitors for diseases with significant unmet need. We apply our insights into the chemistry and biology of proteases to develop orally delivered, small molecule inhibitors with high selectivity, potency and bioavailability that we believe will make them successful treatments for diseases. We have used these capabilities to develop small molecule plasma kallikrein inhibitors targeting the disease hereditary angioedema (“HAE”). We also are conducting preclinical development of a novel, oral Factor XIIa (“Factor XIIa”) inhibitor program, which initially is being advanced to provide a next generation of HAE therapeutics and which also offers the opportunity for expansion into other high unmet need indications in the future.

Our most advanced program for HAE is sebetralstat, which is being developed as a potential on-demand oral therapy for treatment of HAE attacks. In March 2022 we initiated the KONFIDENT trial, a Phase 3 clinical study to evaluate the safety and efficacy of sebetralstat as a potential on-demand therapy for HAE attacks. In July 2023, we announced that we had reached our targeted enrollment of 114 patients, and data from this study is anticipated in the fourth quarter of 2023. If the trial is successful, we anticipate submitting an NDA to the FDA in the first half of 2024.

In October 2022, we announced the termination of the Phase 2 KOMPLETE study for our potential HAE prophylactic treatment KVD824, due to elevations in liver enzymes observed in several patients during the trial. We remain uncertain as to the cause and the potential contribution of KVD824 to these elevations, but we do not anticipate further development of KVD824.

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

On May 21, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Sales Agreement”), which established an at-the-market (“ATM”) offering program pursuant to which we may offer and sell shares of our common stock from time to time. The Sales Agreement provides for the sale of shares of our common stock having an aggregate offering price of up to $100.0 million. We have conducted no sales through the ATM.

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

We have funded operations primarily through the issuance of capital stock. As of April 30, 2023, we had an accumulated deficit of $343.1 million and hold $149.4 million of cash, cash equivalents and available for sale securities. Our working capital is anticipated to fund our operations for at least the next twelve months from the date the audited consolidated financial statements are issued.

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

Other Income

Other income consists of bank and investment interest, research and development tax credits from the U.K. government’s tax incentive programs set up to encourage research and development in the U.K., realized and unrealized exchange rate gains/losses on cash held in foreign currencies and transactions settled in foreign currencies, and realized gains and losses from sales of marketable securities.

Income Taxes

We historically have incurred net losses and had no corporation tax liabilities. We file U.S. Federal tax returns, as well as certain state returns. We also file tax returns in the U.K. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported revenue and expenses during the reported periods. We evaluate these estimates and judgments, including those described below, on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also Note 2, Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report on Form 10-K, which discusses the significant assumptions used in applying our accounting policies. Those accounting policies and estimates that we deem to be critical are as follows:

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

Results of Operations

This section of this Annual Report on Form 10-K generally discusses fiscal years 2023 and 2022 items and year-to-year comparisons between fiscal years 2023 and 2022. Discussions of fiscal year 2022 items and year-to-year comparisons between fiscal years 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, which was filed with the SEC on July 7, 2022.

Year Ended April 30, 2023 Compared to Year Ended April 30, 2022

The following table sets forth the key components of our results of operations for the years ended April 30, 2023 and 2022:

	Years Ended
	April 30,		Increase
	2023	2022	(Decrease)
	(in thousands)
Income
Revenue	$—	$—	$—
Operating Expenses
Research and development expenses	80,276	70,167	10,109
General and administrative expenses	30,595	26,446	4,149
Other income
Interest, exchange rate gain and other income	17,964	14,274	3,690

Revenue. No revenue was recognized in the years ended April 30, 2023 or 2022.

Research and Development Expenses. Research and development expenses were $80.3 million in the year ended April 30, 2023 compared to $70.2 million in the prior year. The increase of $10.1 million was primarily due to increases in spending on sebetralstat of $3.5 million, personnel costs of $3.5 million, and preclinical activities of $4.3 million. These increases were offset by a decrease in spending on KVD824 of $1.2 million. The impact of exchange rates on research and development expenses was a decrease of approximately $7.7 million compared to the prior year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows:

	Years Ended
	April 30,		Increase
	2023	2022	(Decrease)
	(in thousands)
Program-specific costs
Sebetralstat	$27,037	$23,493	3,544	15%
KVD824	11,651	12,879	(1,228)	-10%
Unallocated costs
Personnel	23,452	19,925	3,527	18%
Preclinical activities	18,136	13,870	4,266	31%
Total	$80,276	$70,167	$10,109	14%

Expenses for the sebetralstat program increased primarily due to activities related to the ongoing Phase 3 KONFIDENT trial. We anticipate that these expenses will remain at or above current levels as this clinical trial progresses.

Expenses for the KVD824 program decreased primarily due to the termination of the Phase 2 KOMPLETE clinical trial in October 2022. We anticipate that these expenses will cease in the near term as we do not anticipate any further development of KVD824.

Personnel expenses increased primarily due to higher research and development and medical headcount compared to the prior year. We anticipate that these expenses will continue to increase to support the growth of the ongoing clinical trials and preclinical activities.

Expenses for preclinical activities increased primarily due to additional projects compared to the prior year. We anticipate that these expenses will continue to increase as we continue to progress our oral Factor XIIa inhibitor program and conduct other preclinical activities

General and Administrative Expenses. General and administrative expenses were $30.6 million in the year ended April 30, 2023 compared to $26.4 million in the prior fiscal year. The increase of $4.2 million was primarily due to increases of $3.9 million in commercial strategy expenses, $0.8 million in investor and public relations expenses, and $0.7 million in insurance and other administrative expenses. These increases were offset by decreases in professional fees of $0.6 million and employee-related expenses of $0.6 million compared to the prior year. We anticipate that expenses will continue at or above current levels as we continue to support the growth of the Company.

Other Income. Other income was $18.0 million for the year ended April 30, 2023 compared to $14.3 million in the prior fiscal year. The increase of $3.7 million was primarily due to an increase of $0.5 million in income from research and development tax credit, an increase of $1.1 million in interest income, an increase in foreign currency exchange rate gains of $1.6 million from transactions denominated in foreign currencies in our U.K. subsidiary, and a decrease in realized loss from available for sale securities of $0.4 million, compared to the prior year.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales and have incurred losses since inception and cash outflows from operating activities for the years ended April 30, 2023 and 2022. As of April 30, 2023, we had an accumulated deficit of $343.1 million and cash, cash equivalents and marketable securities totaling $149.4 million. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for the foreseeable future, and will continue to incur net losses as we continue the research and development efforts on our product candidates, hire additional staff, including clinical, scientific, operational, and financial and management personnel.

Sources of Liquidity

On May 21, 2021, we filed a shelf registration statement on Form S-3 pursuant to which the Company may offer and sell securities having an aggregate public offering price of up to $300 million. In connection with the filing of the Registration Statement, we also entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (the “2021 Sales Agreement”), through which we may offer and sell shares of our common stock under an at-the-market offering program having an aggregate offering of up to $100.0 million through Cantor Fitzgerald & Co., as our sales agent. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreement. During the twelve months ended April 30, 2023, we did not offer or sell any shares under the 2021 Sales Agreement.

In December 2022, we entered into subscription agreements with institutional investors to sell, in a registered direct offering, an aggregate of 9,484,199 shares of our common stock at a price of $6.00 per share and pre-funded warrants to purchase up to 182,470 shares of common stock at a price of $5.999 per pre-funded warrant (the “Offering”). The net proceeds from the Offering, after deducting estimated expenses, were approximately $57.7 million. As of April 30, 2023, no pre-funded warrants were exercised.

Cash Flows

The following table shows a summary of the net cash flow activity for the years ended April 30, 2023 and 2022:

	Years Ended
	April 30,
	2023	2022
	(in thousands)
Cash flows used in operating activities	$(75,261)	$(78,134)
Cash flows provided by investing activities	41,415	57,860
Cash flows provided by financing activities	58,116	1,581
Effect of exchange rate changes on cash	1,236	(1,167)
Net (decrease) increase in cash and cash equivalents	$25,506	$(19,860)

Net cash used in operating activities

Net cash used in operating activities was $75.3 million for the year ended April 30, 2023 and primarily consisted of a net loss of $92.9 million adjusted for stock-based compensation of $9.9 million, an increase in the research and development tax credit receivable of $2.3 million, and other changes in net working capital. The research and development tax credit receivable increased due to higher eligible spending compared to the prior year. Net cash used in operating activities was $78.1 million for the year ended April 30, 2022 and primarily consisted of a net loss of $82.4 million adjusted for stock-based compensation of $11.1 million, an increase in the research and development tax credit receivable of $5.2 million, and other changes in net working capital.

Net cash provided by investing activities

Net cash provided by investing activities was $41.4 million for the year ended April 30, 2023 and consisted of sales and maturities of marketable securities of $140.9 million offset by purchases of marketable securities of $98.3 million and acquisitions of property and equipment of $1.2 million. Net cash used in investing activities was $57.9 million for the year ended April 30, 2022 and consisted of sales and maturities of marketable securities of $195.7 million offset by purchases of marketable securities of $136.9 million and acquisitions of property and equipment of $0.9 million.

Net cash provided by financing activities

Net cash provided by financing activities was $58.1 million for the year ended April 30, 2023 and primarily consisted of the $57.7 million in net proceeds from the December 2022 registered direct offering of common stock and pre-funded warrants. Net cash provided by financing activities was $1.6 million for the year ended April 30, 2022 and primarily consisted of the issuance of common stock from equity incentive plans.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Because of the short-term nature of the bank deposit arrangements, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

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

Our investment exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our portfolio, changes in the market value of securities due to changes in interest rates and other market factors. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity. An increase or decrease in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments, but may affect our future earnings and cash flows. We generally intend to hold our fixed income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be materially impacted due to a sudden change in interest rates. However, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors, such as changes in credit risk related to the securities’ issuers. To minimize this risk, we schedule our investments to have maturities that coincide with our expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, we do not believe that we have material exposure to interest rate risk arising from our investments. We have not realized any significant losses from our investments.

Foreign Exchange Rate Risk

We maintain cash balances primarily in both U.S. Dollars (“USD”) and British Pound Sterling (“GBP”) to fund ongoing operations and manage foreign exchange risk. Cash, cash equivalents and marketable securities as of April 30, 2023 was composed of $56.2 million in cash and cash equivalents which consisted of readily available checking and bank deposit accounts held primarily in both USD and GBP and $93.1 million of USD denominated marketable securities. As of April 30, 2023, 83% of cash and cash equivalents were held in USD and 17% in GBP. We currently incur significant expense denominated in foreign currencies, primarily in GBP. We do not currently engage in exchange rate hedging or other similar activities to address our exchange rate risk. A 10% change in the exchange rate would result in an immaterial net gain or loss.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act of 1934, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2023 our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of April 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of April 30, 2023, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Effective April 27, 2020, the SEC adopted amendments to the “accelerated filer” and “large accelerated filer” definitions in Rule 12b-2 under the Exchange Act. The amendments exclude from the accelerated and large accelerated filer definitions an issuer that is eligible to be a smaller reporting company and that had annual revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available. We determined that our Company does not meet the accelerated or large accelerated filer definitions as of April 30, 2023. For as long as we remain a non-accelerated filer, we intend to take advantage of the exemption permitting us not to comply with the requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 that our independent registered public accounting firm provide an attestation on the management’s assessment of the effectiveness of our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by the Item is set forth in our 2023 Proxy Statement to be filed with the SEC within 120 days of April 30, 2023, and is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by the Item is set forth in our 2023 Proxy Statement to be filed with the SEC within 120 days of April 30, 2023, and is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of Regulation S-K is set forth in our 2023 Proxy Statement to be filed with the SEC within 120 days of April 30, 2023, and is incorporated by reference into this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of April 30, 2023, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted- average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by stockholders	5,276,758	(2)	$15.05	1,506,028	(3)
Equity compensation plans not approved by stockholders	245,659	(4)	$14.36	124,396	(5)
Total	5,522,417			1,630,424

(1)
The weighted average exercise price in column (b) includes options only as performance and restricted stock units do not have an exercise price.

(2)
Includes 103,366 shares subject to options issued pursuant to the KalVista Pharmaceuticals Inc. 2015 Incentive Plan, 97,845 shares subject to options issued pursuant to the Enterprise Management Incentives Plan, 3,613,305 shares subject to options issued, 742,242 subject to restricted stock grants, and 720,000 performance stock units issued pursuant to the 2017 Equity Incentive Plan.
(3)
As of April 30, 2023, the number of securities remaining available for issuance includes 531,358 share available for future issuance in the form of options under the 2017 Equity Incentive Plan and 974,670 shares available for future issuance under the 2017 Employee Stock Purchase Plan
(4)
Includes 245,659 shares subject to options issued pursuant to the 2021 Equity Inducement Plan.
(5)
As of April 30, 2023, the number of securities remaining available for issuance includes 124,396 shares available for future issuance under the 2021 Equity Inducement Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by the Item is set forth in our 2023 Proxy Statement to be filed with the SEC within 120 days of April 30, 2023, and is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by the Item is set forth in our 2023 Proxy Statement to be filed with the SEC within 120 days of April 30, 2023, and is incorporated by reference into this Annual Report on Form 10-K.

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
(b)
Exhibits.

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36830	3.1	April 16, 2015
3.2	Certificate of Amendment to the Restated Certificate of Incorporation.	8-K	001-36830	3.1	November 23, 2016
3.3	Certificate of Amendment (Name Change) to the Restated Certificate of Incorporation.	8-K	001-36830	3.2	November 23, 2016
3.4	Amended and Restated Bylaws.	8-K	001-36830	3.1	June 14, 2023
4.1	Form of Common Stock Certificate.	S-1/A	333-201278	4.2	January 23, 2015
4.2	Description of Registrant’s Securities.	10-K	001-36830	10.24	July 16, 2019
4.3	Form of Pre-Funded Warrant.	8-K	001-36830	4.1	December 27, 2022
10.1#	Form of Indemnification Agreement.	S-1	333-201278	10.14	December 29, 2014
10.2#	Carbylan 2015 Incentive Plan and forms of award agreements.	S-1/A	333-201278	10.3	January 23, 2015
10.3#	2017 Equity Incentive Plan.	DEF 14A	001-36830	Appendix A	March 2, 2017
10.4#	2017 Employee Stock Purchase Plan.	DEF 14A	001-36830	Appendix B	March 2, 2017
10.5#	Amended and Restated Employment Agreement between the Registrant and T. Andrew Crockett, dated June 26, 2019.	10-K	001-36830	10.5	July 16, 2019
10.6#	Amended and Restated Employment Agreement between the Registrant and Benjamin L. Palleiko, dated June 26, 2019.	10-K	001-36830	10.6	July 16, 2019
10.7#	Forms of Equity Agreements under the 2017 Equity Incentive Plan.	8-K	001-36830	99.1	June 29, 2018
10.8	Office Lease Agreement by and between the Registrant and 55 Cambridge Parkway, LLC, dated May 30, 2017.	10-K	001-36830	10.12	July 27, 2017
10.9	Underlease by and between the Registrant and Wiltshire Council, dated April 30, 2018.	8-K	001-36830	10.1	May 2, 2018
10.10#	Enrollment/Change Form under the 2017 Employee Stock Purchase Plan.	S-8	333-237059	99.4	March 10, 2020
10.11#	Service Agreement dated November 1, 2015, by and between KalVista. Pharmaceuticals Ltd and Dr. Christopher M. Yea.	10-K	001-36830	10.15	July 30, 2018

10.12#	Amendment, dated January 31, 2019, to the Service Agreement dated November 1, 2015 by and between KalVista Pharmaceuticals Ltd and Dr. Christopher M. Yea.	10-Q	001-36830	10.1	March 14, 2019
10.13#	Equity Acceleration Letter, dated March 11, 2019 by and between KalVista Pharmaceuticals Ltd and Dr. Christopher M. Yea.	10-Q	001-36830	10.2	March 14, 2019
10.14#	Amended and Restated Executive Employment Agreement by and between Registrant and Edward Feener.	10-K	001-36830	10.21	July 16, 2019
10.15#	Executive Employment Agreement by and between Registrant and Michael Smith.	10-K	001-36830	10.22	July 16, 2019
10.16#	Amendment, dated June 26, 2019, to the Service Agreement dated November 1, 2015 by and between KalVista. Pharmaceuticals Ltd and Dr. Christopher M. Yea.	10-K	001-36830	10.23	July 16, 2019
10.17#	Executive Employment Agreement by and between Registrant and Dr. Paul K. Audhya, MD.	10-K	001-36830	10.18	July 13, 2021
10.18	First Amendment of Lease, dated November 20, 2020, to the Office Lease Agreement by and between the Registrant and 55 Cambridge Parkway, LLC, dated May 19, 2017.	10-Q	001-36830	10.1	December 10, 2020
10.19	Controlled Equity Offering Sales Agreement, dated May 21, 2021, between the Registrant and Cantor Fitzgerald & Co.	S-3	333-256378	1.2	May 21, 2021
10.20	Subscription Agreement, dated as of December 23, 2022, by and among the Registrant and the purchasers identified on the signature page thereto.	8-K	001-36830	10.1	December 27, 2022
10.21	Amended and Restated Executive Employment Agreement between the Registrant and Benjamin L. Palleiko, dated June 8, 2023.	8-K	001-36830	10.1	June 14, 2023
10.22	Amended and Restated 2021 Equity Inducement Plan and forms of agreement.	S-8	333-272777	99.1	June 20, 2023
21.1	Subsidiaries of the Registrant.	10-K	001-36830	21.1	July 1, 2020
23.1	Consent of Deloitte & Touche LLP.					X
24.1	Power of Attorney. (See signature page hereto.)					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

KalVista Pharmaceuticals, Inc.

Date: July 7, 2023	By:	/s/ T. Andrew Crockett
T. Andrew Crockett
Chief Executive Officer

Date: July 7, 2023	By:	/s/ Benjamin L. Palleiko
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

Name	Title	Date

/s/ T. Andrew Crockett	Chief Executive Officer and Director	July 7, 2023
T. Andrew Crockett	(Principal Executive Officer)

/s/ Benjamin L Palleiko	President, Chief Business Officer and Chief Financial Officer	July 7, 2023
Benjamin L. Palleiko	(Principal Financial and Accounting Officer)

/s/ Albert Cha	Director	July 7, 2023
Albert Cha, M.D., Ph.D.

/s/ Brian J.G. Pereira	Director and Chairman	July 7, 2023
Brian J.G. Pereira, M.D.

/s/ Nancy Stuart	Director	July 7, 2023
Nancy Stuart

/s/ Patrick Treanor	Director	July 7, 2023
Patrick Treanor

/s/ Edward W. Unkart	Director	July 7, 2023
Edward W. Unkart

KALVISTA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of KalVista Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KalVista Pharmaceuticals, Inc. and subsidiaries (the "Company") as of April 30, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

July 7, 2023

We have served as the Company's auditor since 2016

KALVISTA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

April 30, 2023 and 2022

(in thousands except share and per share amounts)

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$56,238	$30,732
Marketable securities	93,137	135,470
Research and development tax credit receivable	16,568	14,098
Prepaid expenses and other current assets	6,383	13,347
Total current assets	172,326	193,647
Property and equipment, net	2,948	2,178
Right of use assets	7,822	7,862
Other assets	106	193
Total assets	$183,202	$203,880
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,817	$3,638
Accrued expenses	9,128	6,961
Lease liability - current portion	1,087	977
Total current liabilities	15,032	11,576
Long-term liabilities:
Lease liability - net of current portion	7,145	7,211
Total long-term liabilities	7,145	7,211
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 34,171,138 and 24,550,748 as of April 30, 2023 and 2022, respectively	34	25
Additional paid-in capital	507,133	439,104
Accumulated deficit	(343,082)	(250,175)
Accumulated other comprehensive loss	(3,060)	(3,861)
Total stockholders’ equity	161,025	185,093
Total liabilities and stockholders’ equity	$183,202	$203,880

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

Years Ended April 30, 2023, 2022 and 2021

(in thousands, except share and per share amounts)

	2023	2022	2021
Revenue	$—	$—	$—
Operating expenses:
Research and development	80,276	70,167	41,286
General and administrative	30,595	26,446	16,637
Total operating expenses	110,871	96,613	57,923
Operating loss	(110,871)	(96,613)	(57,923)
Other income:
Interest income	2,232	1,090	903
Foreign currency exchange gain (loss)	90	(1,537)	847
Other income (expenses), net	15,642	14,721	9,929
Total other income	17,964	14,274	11,679
Loss before income taxes	(92,907)	(82,339)	(46,244)
Income tax (benefit) expense	—	—	—
Net loss	$(92,907)	$(82,339)	$(46,244)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(604)	(1,499)	1,076
Unrealized holding (loss) gain on marketable securities	1,266	(1,511)	(473)
Reclassification adjustment for realized loss (gain) on available for sale securities included in net loss	139	581	(153)
Total other comprehensive (loss) income:	$801	$(2,429)	$450
Comprehensive loss	$(92,106)	$(84,768)	$(45,794)
Net loss per share, basic and diluted	$(3.33)	$(3.36)	$(2.42)
Weighted average common shares outstanding, basic and diluted	27,890,846	24,473,092	19,094,440

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended April 30, 2023, 2022 and 2021

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2020	17,845,599	$18	$207,208	$(121,592)	$(1,882)	$83,752
Issuance of common stock from public offering, net of issuance costs of $0.2 million	6,181,250	6	208,928	—	—	208,934
Issuance of common shares under an at-the-market sales agreement, net of issuance costs of $0.1 million	97,332	—	1,648	—	—	1,648
Issuance of common stock from equity incentive plans	298,350	—	1,535	—	—	1,535
Stock-based compensation expense	—	—	7,118	—	—	7,118
Net loss	—	—	—	(46,244)	—	(46,244)
Foreign currency translation (loss) gain	—	—	—	—	1,076	1,076
Unrealized holding (loss) gain from marketable securities	—	—	—	—	(473)	(473)
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	—	—	—	—	(153)	(153)
Balance at April 30, 2021	24,422,531	24	426,437	(167,836)	(1,432)	257,193
Issuance of common stock from equity incentive plans	128,217	1	1,581	—	—	1,582
Stock-based compensation expense	—	—	11,086	—	—	11,086
Net loss	—	—	—	(82,339)	—	(82,339)
Foreign currency translation (loss) gain	—	—	—	—	(1,499)	(1,499)
Unrealized holding (loss) gain from marketable securities	—	—	—	—	(1,511)	(1,511)
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	—	—	—	—	581	581
Balance at April 30, 2022	24,550,748	25	439,104	(250,175)	(3,861)	185,093
Issuance of common stock from equity incentive plans	62,267	—	449	—	—	449
Release of restricted stock units	73,924	—	—	—	—	—
Issuance of common stock, net of issuance costs of $0.3 million	9,484,199	9	56,573	—	—	56,582
Issuance of pre-funded warrants for the purchase of common stock, net of issuance costs	—	—	1,085	—	—	1,085
Stock-based compensation expense	—	—	9,922	—	—	9,922
Net loss	—	—	—	(92,907)	—	(92,907)
Foreign currency translation (loss) gain	—	—	—	—	(604)	(604)
Unrealized holding (loss) gain from marketable securities	—	—	—	—	1,266	1,266
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	—	—	—	—	139	139
Balance at April 30, 2023	34,171,138	$34	$507,133	$(343,082)	$(3,060)	$161,025

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

Years Ended April 30, 2023, 2022 and 2021

(in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net loss	$(92,907)	$(82,339)	$(46,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	718	564	537
Stock-based compensation expense	9,922	11,086	7,118
Realized loss (gain) from sale of marketable securities	139	581	(153)
Non-cash operating lease expense	84	179	114
Amortization of premium on available for sale securities	988	2,565	685
Foreign currency exchange loss (gain)	(1,618)	1,552	(574)
Changes in operating assets and liabilities:
Research and development tax credit receivable	(2,316)	(5,201)	7,457
Prepaid expenses and other assets	6,690	(9,280)	(244)
Accounts payable	1,107	1,687	150
Accrued expenses	1,932	472	983
Net cash used in operating activities	(75,261)	(78,134)	(30,171)
Cash flows from investing activities:
Purchases of available for sale securities	(98,246)	(136,920)	(201,210)
Sales and maturities of available for sale securities	140,857	195,711	53,638
Acquisition of property and equipment	(1,196)	(931)	(82)
Net cash provided by (used in) investing activities	41,415	57,860	(147,654)
Cash flows from financing activities:
Issuance of common stock, net of offering expenses	56,582	—	210,582
Issuance of pre-funded warrants	1,085	—	—
Issuance of common stock from equity incentive plans	449	1,581	1,535
Net cash provided by financing activities	58,116	1,581	212,117
Effect of exchange rate changes on cash and cash equivalents	1,236	(1,167)	511
Net (decrease) increase in cash and cash equivalents	25,506	(19,860)	34,803
Cash and cash equivalents, beginning year	30,732	50,592	15,789
Cash and cash equivalents, end of year	$56,238	$30,732	$50,592
Supplemental disclosures of cash flow information:
Right of use assets obtained in exchange for operating lease liabilities	$1,192	$3,185	$4,784
Property and equipment included in accounts payable and accrued expenses	$47	$149	$—

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

KalVista Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a clinical stage pharmaceutical company focused on the discovery, development and commercialization of small molecule protease inhibitors for diseases with significant unmet need. The Company’s first product candidate is an inhibitor of plasma kallikrein being developed for hereditary angioedema (“HAE”). The Company applies its insights into the chemistry of proteases and, with current programs, the biology of the plasma kallikrein system, to develop small molecule inhibitors with high selectivity, potency and bioavailability that it believes will make them successful treatments for HAE.

In March 2022 the Company initiated the KONFIDENT trial, a phase 3 clinical study to evaluate the safety and efficacy of sebetralstat as a potential on-demand therapy for acute HAE attacks. In October 2022, the Company announced the termination of the phase 2 KOMPLETE study for its potential prophylactic treatment KVD824, due to elevations in liver enzymes observed in patents during the trial. In July 2023, the Company announced that the KONFIDENT trial has reached its targeted enrollment of 114 patients and that data from the trial is expected in the fourth quarter of 2023.

The Company’s headquarters is located in Cambridge, Massachusetts, with additional offices and research activities located in Porton Down, United Kingdom, and Salt Lake City, Utah.

The Company has devoted substantially all of its efforts to research and development, including clinical trials of its product candidate sebetralstat. The Company has not completed the development of any product candidates. Pharmaceutical drug product candidates, like those being developed by the Company, require approvals from the United States (“U.S.”) Food and Drug Administration (“FDA”) or foreign regulatory agencies prior to commercial sales. There can be no assurance that any product candidates will receive the necessary approvals and any failure to receive approval or delay in approval may have a material adverse impact on the Company’s business and financial results. The Company has not yet commenced commercial operations. The Company is subject to a number of risks and uncertainties similar to those of other life science companies developing new products, including, among others, the risks related to the necessity to obtain adequate additional financing, to successfully develop product candidates, to obtain regulatory approval of product candidates, to comply with government regulations, to successfully commercialize its potential products, to the protection of proprietary technology and to the dependence on key individuals.

The Company has funded its operations primarily through the issuance of stock. As of April 30, 2023, the Company had an accumulated deficit of $343.1 million and cash, cash equivalents and marketable securities totaling $149.4 million. The Company’s working capital, primarily cash, cash equivalents and marketable securities, is anticipated to fund the Company’s operations for at least 12 months beyond the date of issuance of the consolidated financial statements.

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

Foreign currency: The functional currency of the Company’s United Kingdom (“U.K.”) subsidiary is the British Pound Sterling. Assets and liabilities of the foreign subsidiary are translated using the exchange rate existing on each respective balance sheet date. Revenues and expenses are translated using average exchange rates prevailing throughout the year. The translation adjustments resulting from this process are included as a component of the accumulated other comprehensive loss. In addition, the Company engages in transactions and holds balances denominated and settled in currencies other than the functional currency, and transaction gains or losses are recorded in the consolidated statement of operations.

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

Potential dilutive common share equivalents consist of:

	April 30,
	2023	2022	2021
Stock options and awards	5,554,951	3,968,559	2,836,598

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

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of April 30, 2023 and 2022:

	Level 1	Level 2	Level 3	Balance at April 30, 2023
Cash equivalents	$31,507	$—	$—	$31,507
Marketable securities:
Corporate debt securities	—	77,967	—	77,967
U.S. government agency securities	—	15,170	—	15,170
	$31,507	$93,137	$—	$124,644

	Level 1	Level 2	Level 3	Balance at April 30, 2022
Cash equivalents	$13,735	$—	$—	$13,735
Marketable securities:
Corporate debt securities	—	112,005	—	112,005
U.S. government agency securities	—	23,465	—	23,465
	$13,735	$135,470	$—	$149,205

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

The following tables summarize the fair value of the Company’s investments by type as of April 30, 2023 and 2022:

	April 30, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$77,768	$367	$(168)	$77,967
Obligations of the U.S. Government and its agencies	15,094	76	—	15,170
Total investments	$92,862	$443	$(168)	$93,137

	April 30, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$112,997	$2	$(994)	$112,005
Obligations of the U.S. Government and its agencies	23,602	—	(137)	23,465
Total investments	$136,599	$2	$(1,131)	$135,470

The unrealized losses of the Company’s available-for-sale securities above were a result of market interest rate increases. The Company’s portfolio is structured to allow its short-term debt securities to mature, if needed, to avoid any material losses related to the rise in interest rates. As of April 30, 2023, if the securities are held to maturity, the change in fair value to be recognized as other comprehensive income (loss) is calculated as immaterial.

The following table summarizes the scheduled maturity for the Company’s investments at April 30, 2023:

April 30,
2023
Maturing in one year or less	$81,419
Maturing after one year through two years	7,687
Maturing after two years through four years	4,031
Total investments	$93,137

Note 4. Prepaid Expenses and Other Current Assets

At April 30, 2023 and 2022, prepaid expenses and other current assets consisted of (in thousands):

	2023	2022
Prepaid clinical expenses	$1,724	$8,404
Other prepaid expenses	2,583	2,234
Interest and other receivables	654	888
VAT receivable	1,422	1,821
Total prepaid expenses and other current assets	$6,383	$13,347

Note 5. Property and Equipment

At April 30, 2023 and 2022, property and equipment consisted of (in thousands):

	2023	2022
Laboratory equipment	$2,404	$2,153
Office equipment	249	148
Furniture & fixtures	398	299
Leasehold improvements	2,855	1,997
Total property and equipment at cost	5,906	4,597
Less: Accumulated depreciation	(2,958)	(2,419)
Property and equipment, net	$2,948	$2,178

For the years ended April 30, 2023 and 2022, depreciation expense was $0.7 million and $0.6 million, respectively.

Note 6. Accrued Expenses

At April 30, 2023 and 2022, accrued expenses consisted of (in thousands):

	2023	2022
Accrued research expense	$3,817	$2,011
Accrued compensation	4,207	4,168
Accrued professional fees	906	474
Other accrued expenses	198	308
Total accrued expenses	$9,128	$6,961

Note 7. Stockholder’s Equity

Direct Offering

On December 23, 2022, the Company entered into subscription agreements with institutional investors to sell, in a registered direct offering, an aggregate of 9,484,199 shares of common stock at a price of $6.00 per share and pre-funded warrants to purchase up to 182,470 shares of common stock at a price of $5.999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, less the $0.001 per share exercise price of each pre-funded warrant. The net proceeds from the registered direct offering, after deducting $0.3 million in expenses, were approximately $57.7 million. The pre-funded warrants do not expire and are exercisable at any time after the issuance date. The Company evaluated the pre-funded warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the pre-funded warrants did not meet the definition of liability instruments and met the criteria for permanent equity. As of April 30, 2023, no pre-funded warrants were exercised.

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

ATM Program

On May 21, 2021, the Company filed a shelf registration statement pursuant to which the Company may offer and sell securities having an aggregate public offering price of up to $300 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement with a sales agent, pursuant to which the Company may issue and sell shares of its common stock under an at-the-market (the “ATM”) offering program. During the twelve months ended April 30, 2023, the Company did not offer or sell any shares under the sales agreement.

Note 8. Stock-Based Compensation

The Company has four plans that provide for equity-based compensation. Two are legacy plans for which no further grants are to be made. As of April 30, 2023, 531,358 stock awards remain available for grant under the 2017 Equity Incentive Plan (“2017 Plan”). There are 6,178,171 shares of the Company’s common stock that are reserved for issuance upon exercise or settlement of stock options or other awards under these four plans. Initial awards generally vest 25% after one year and then ratably on a monthly basis over the next three years. Recurring grants typically vest on a monthly basis over four years. Stock option grants expire after ten years.

In July 2021, the Company approved the 2021 Equity Inducement Plan to reserve 350,000 shares of its common stock to be used exclusively for grants of awards as a material inducement to such individuals' entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of April 30, 2023, there were 124,396 shares remaining available to be issued under the 2021 Inducement Plan.

In June 2023, the Company amended and restated the 2021 Equity Inducement Plan (the “Amendment and Restated 2021 Equity Inducement Plan”) to register 500,000 additional shares of its common stock. See Note 14, Subsequent Events.

The Company also has in place the 2017 Employee Stock Purchase Plan (“ESPP”), under which employees have the option to purchase the Company’s common stock at a discount of 15% from the market price during predetermined offering periods each year. There are 974,670 shares available for future issuance under the ESPP as of April 30, 2023.

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

The fair value of the share-based awards was measured with the following weighted-average assumptions for the fiscal years ended April 30:

	2023	2022	2021
Risk-free interest rate	3.11%	1.08%	0.47%
Expected life of the options	6.25 years	6.25 years	6.25 years
Expected volatility of the underlying stock	92.24%	85.4%	81.7%
Expected dividend rate	0%	0%	0%

Stock-based compensation was reflected in the Company’s consolidated statement of operations and comprehensive loss as follows (in thousands):

	Year ended April 30,
	2023	2022	2021
Research and development	$5,384	$5,189	$3,174
General and administrative	4,538	5,897	3,944
Total stock-based compensation expense	$9,922	$11,086	$7,118

A summary of option activity for the year ended April 30, 2023 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at May 1, 2022	3,593,021	$16.10	7.26	$6,430
Options Exercised	(16,938)	10.00
Options Granted	608,750	9.24
Options Cancelled	(124,658)	18.93
Outstanding at April 30, 2023	4,060,175	$15.01	6.65	$1,668
Exercisable at April 30, 2023	2,801,769	$14.63	5.99	$1,548
Vested and expected to vest at April 30, 2023	4,060,175	$15.01	6.65	$1,668

The weighted-average grant date fair value of stock options granted during the years ended April 30, 2023, 2022 and 2021 was $7.14, $16.98, and $8.24, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the years ended April 30, 2023, 2022 and 2021 was $0.3 million, $0.8 million and $4.2 million, respectively. The total cash received by the Company as a result of employee stock option exercises during the years ended April 30, 2023, 2022 and 2021 was $0.2 million, $1.4 million, and $1.5 million, respectively.

As of April 30, 2023, there was $12.3 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units

During the fiscal year ended April 30, 2023, the Company granted both executives and employees Restricted Stock Units (“RSUs”) from the 2017 Equity Incentive Plan. All RSUs granted are subject to a service condition, and vest over a three or four-year period with equal quarterly vesting.

A summary of activity in connection with our RSUs for the year ended April 30, 2023 is as follows:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
RSU outstanding at April 30, 2022	-	-
RSUs awarded	817,166	8.00
RSUs released	(73,924)	8.43
RSUs forfeited	(1,000)	8.12
RSUs outstanding at April 30, 2023	742,242	7.96

As of April 30, 2023, the unrecognized stock-based compensation cost related to the RSUs was $5.5 million, which is expected to be recognized over a weighted-average period of 2.82 years

In March 2022, the Company granted 360,000 performance-based restricted stock units (“PSUs”) to five executives under the 2017 Equity Incentive Plan with a grant date fair value of $15.39. The performance-based metric for the awards is the success of the Company’s Phase 3 clinical trial of the sebetralstat program. Upon successful completion of the performance metric, 100% of the PSUs will vest in full. As of April 30, 2023 the Company has not recognized any compensation expense related to these awards as the achievement of the Performance Metric is not yet deemed to be probable.

In January 2023, the Company granted 360,000 PSUs to five executives under the 2017 Equity Incentive Plan with a grant date fair value of $6.82. The performance-based metric for the awards is the FDA approval of a New Drug Application for sebetralstat. Upon successful completion of the performance metric, 100% of the PSUs will vest in full. As of April 30, 2023 the Company has not recognized any compensation expense related to these awards as the achievement of the Performance Metric is not yet deemed to be probable.

Note 9. Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has a contractual obligation related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining commitments, which have cancellation provisions, totaled $30.5 million as of April 30, 2023.

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

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at April 30, 2023 and 2022.

As a result of the terms of grant income received in prior years, upon successful regulatory approval and following the first commercial sale of certain products for DME, the Company will be required to pay royalty fees of up to $1 million within 90 days of the first commercial sale of the product subject to certain caps and follow on payments depending upon commercial success and type of product. Given the stage of development of the current pipeline of products it is not possible to predict with certainty the amount, if any or timing of any such liability.

Note 10. Leases

The Company has a lease agreement for approximately 8,300 square feet of space for its headquarters located in Cambridge, Massachusetts that runs through September 2028.

The Company has lease agreements for approximately 13,400 square feet of office and research laboratory space located in Porton Down, United Kingdom that runs through April 2028.

The Company has a lease agreement in Salt Lake City, Utah for approximately 6,200 square feet of office space that commenced in November 2021 that runs through February 2032.

The Company has a lease agreement for approximately 500 square feet of research laboratory space in Cambridge, Massachusetts that commenced in July 2022 with an option to renew annually.

The Company is also party to several operating leases for office and laboratory space as well as certain lab equipment. Total rent expense was $1.8 million, $1.7 million and $0.9 million for the years ended April 30, 2023, 2022 and 2021, respectively and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

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

The following table summarizes lease costs included in research and development and general and administrative expense for the years ended April 30, 2023 and 2022 (in thousands):

	2023	2022
Operating lease costs	$1,806	$1,743
Short-term lease costs	13	14
Variable lease costs	174	169
Total lease costs	$1,993	$1,926

The following table summarizes the undiscounted payments due under lease liabilities and the present value of those liabilities as of April 30, 2023 (in thousands):

Years ending April 30,	Operating Leases
2024	$1,736
2025	1,772
2026	1,809
2027	1,848
2028	1,844
Thereafter	1,537
Total lease payments	10,546
Less: imputed interest	2,314
Total lease liabilities	8,232
Current lease liabilities	1,087
Long-term lease liabilities	$7,145

The following table summarizes the lease term and discount rate as of April 30, 2023 and 2022:

	2023	2022
Weighted-average remaining lease term (years)	6.0	6.9
Weighted-average discount rate	9.0%	9.0%

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities for the years ended April 30, 2023 and 2022 (in thousands):

	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$1,615	$1,287

Note 11. Income Taxes

The components of the Company’s loss before income taxes for the years ended April 30 consisted of the following (in thousands):

	2023	2022	2021
Domestic	$(27,437)	$(21,145)	$(10,909)
Foreign	(65,470)	(61,194)	(35,335)
	$(92,907)	$(82,339)	$(46,244)

For the years ended April 30, 2023, 2022 and 2021, the Company did not record any U.S. Federal income tax benefit or expense.

A reconciliation between the effective tax rates and statutory rates for the years ended April 30 is as follows:

	2023	2022	2021
Income tax benefit at U.S. federal statutory rate	21.0%	21.0%	21.0%
Foreign rate differential	2.8%	(1.5)%	(1.6)%
Nondeductible expenses - UK R&D credit	(7.7)%	(10.6)%	(8.3)%
Other	(0.3)%	(0.8)%	0.4%
Valuation allowance	(15.8)%	(8.1)%	(11.5)%
	—	—	—

The tax effect of significant temporary differences representing deferred tax assets and liabilities as of April 30 is as follows (in thousands):

	2023	2022
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$35,790	$23,219
Operating lease liabilities	1,777	1,634
174 Capitalization	3,922	864
Other	5,549	4,072
Subtotal	47,038	29,789
Less: valuation allowance	(45,276)	(28,212)
Deferred tax assets, net of valuation allowance	1,762	1,577
Deferred tax liabilities:
Operating lease - Right-of-use assets	(1,693)	(1,570)
Other	(69)	(7)
Net deferred tax asset	$—	$—

Management of the Company has determined it is not more likely than not that the Company will recognize the benefits of net deferred tax assets, the majority of which are NOLs, and has provided a valuation allowance for the full amount of deferred tax assets as of April 30, 2023 and 2022, respectively. During the years ended April 30, 2023 and 2022 the valuation allowance changed by $17.0 million. Realization of deferred tax assets is dependent upon the generation of future taxable income.

The ability to utilize the Company’s domestic net operating losses is limited due to changes in ownership as defined by Section 382 of the Internal Revenue Code (the “Code”). Under the provisions of Sections 382 and 383 of the Code, a change of control, as defined in the Code, imposes an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes that can be used to reduce future tax liabilities. The Company determined that ownership changes occurred as a result of public offerings in December 2005, a transaction in November 2016 and a public offering in September 2018. The offering in September of 2018 resulted in an ownership change as of February 2019. The Company believes an ownership change occurred in December 2022 and continues to analyze the impact if any on future NOL utilization.

As of April 30, 2023, the Company has NOL carryforwards for U.S. federal income taxes of $6.1 million that expire in 2036 and $16.1 million that can be carried forward indefinitely. The Company also has NOL carryforwards for state income taxes of $16.8 million that begin to expire in 2036 and NOL carryforwards for U.K. income taxes of $120.3 million that do not expire.

The Company anticipates NOL carryforwards to be limited in the future based on the impact of an ownership change in December 2022. The analysis of which will be final upon the filing of the Company’s 2022 tax return.

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company files U.S. Federal tax returns, as well as certain state returns. The Company also files tax returns in the U.K. The Company is subject to U.S. Federal, state, and U.K. income tax examinations by authorities for tax years ending after 2018. There are currently no federal, state, or U.K. audits in process. Tax year 2019 and subsequent years contain matters that could be subject to differing interpretations of the applicable tax laws and regulations as it relates to the amount and or timing of income, deductions, and tax credits. Although the outcome of tax audits is always uncertain, management has analyzed the Company’s tax positions taken for all open tax years and has concluded that no provision for unrecognized tax benefits from uncertain tax positions is required in the Company’s consolidated financial statements for the years ended April 30, 2023 and 2022, respectively.

As part of the Tax Cuts and Jobs Act of 2017 (TCJA), beginning with the Company's 2022 tax year, the Company is required to capitalize research and development expenses, as defined under Internal Revenue Code section 174. For expenses that are incurred for research and development in the U.S., the amounts will be amortized over 5 years, and expenses that are incurred for research and experimentation outside the U.S. will be amortized over 15 years. This provision has not had a significant impact to the consolidated financial statements.

Note 12. Defined Contribution Plans

Participation in a personal pension plan is available to all U.K. based employees of the Company upon commencement of their employment. Employer contributions are made in accordance with the terms and conditions of the employment contract. Employees of the U.S. parent company are eligible to participate in the Company's 401(k) Plan in which employee contributions on a pre-tax basis are supplemented by matching contributions by the Company. Total employer contributions to both plans for the years ended April 30, 2023, 2022 and 2021 were $0.8 million, $0.6 million and $0.4 million respectively.

Note 13. Other Income (Expenses), Net

At April 30, 2023 and 2022, other income and expenses consisted of (in thousands):

	2023	2022
R&D tax credit	$15,785	$15,303
Realized (loss) on sale of securities	(139)	(581)
Miscellaneous	(4)	(1)
Other income (expenses), net	$15,642	$14,721

As of April 30, 2023 and 2022 the Company had research and development tax credits receivable totaling $16.6 million and $14.1 million, respectively. This tax credit is related to a tax scheme for small and medium enterprises in the U.K. as well as an R&D expenditure credit system that allows the Company to file a claim for cash credit in proportion to the Company’s R&D expenditure for the year. This amount is included in other income, as it is a refundable credit that does not depend on the Company’s ongoing tax status or position. The Company recognized $15.8 million and $15.3 million related to these programs in the years ended April 30, 2023 and 2022, respectively.

The Company receives tax credits from the U.K. government based on claims made under the Small Medium Enterprise ("SME) research and development tax relief program. Qualifying expenditures largely relate to research and development activities performed by third parties on the Company's behalf, as well as employment costs for research staff and consumables incurred. The research and development tax credits are recognized when the qualifying expenditure has been incurred and there is reasonable assurance that the reimbursement will be received.

In November 2022, the U.K. government announced changes to the research and development tax credit program. These changes, which include a reduction in tax credit rates for SMEs, were effective on April 1, 2023 and resulted in the credit for the SME R&D regime being reduced from 130% to 86%.

Note 14. Subsequent Events

In June 2023, the Company amended and restated the 2021 Equity Inducement Plan to register 500,000 additional shares of its common stock to be used exclusively for grants of awards as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 563(c)(4) of the Nasdaq Listing Rules.

In July 2023, the achievement of the performance metric for certain PSUs granted in June 2023 with performance factors based on full enrollment for the KVD900-301 clinical trial was certified by the Compensation Committee of the Company’s Board of Directors. 306,667 PSUs were granted to seven executives under the 2017 Equity Incentive Plan with a grant date fair value of $9.99 and will vest in four quarterly installments beginning in August 2023.