Form 10-Q
period 2023-07-31
KalVista Pharmaceuticals, Inc.
filed 2023-09-07
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2023

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

As of August 31, 2023, the registrant had 34,403,458 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	July 31,	April 30,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$49,409	$56,238
Marketable securities	73,848	93,137
Research and development tax credit receivable	19,057	16,568
Prepaid expenses and other current assets	7,528	6,383
Total current assets	149,842	172,326
Property and equipment, net	2,813	2,948
Right of use assets	7,571	7,822
Other assets	106	106
Total assets	$160,332	$183,202
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,060	$4,817
Accrued expenses	7,950	9,128
Lease liability - current portion	1,122	1,087
Total current liabilities	14,132	15,032
Long-term liabilities:
Lease liability - net of current portion	6,865	7,145
Total long-term liabilities	6,865	7,145
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 34,266,595 at July 31, 2023 and 34,171,138 at April 30, 2023	34	34
Additional paid-in capital	510,591	507,133
Accumulated deficit	(368,399)	(343,082)
Accumulated other comprehensive loss	(2,891)	(3,060)
Total stockholders’ equity	139,335	161,025
Total liabilities and stockholders’ equity	$160,332	$183,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	July 31,
	2023	2022
Revenue	$—	$—
Operating expenses:
Research and development	19,307	18,186
General and administrative	9,786	8,130
Total operating expenses	29,093	26,316
Operating loss	(29,093)	(26,316)
Other income:
Interest income	923	242
Foreign currency exchange gain (loss)	456	(517)
Other income	2,397	3,549
Total other income	3,776	3,274
Net loss	$(25,317)	$(23,042)
Other comprehensive (loss) income:
Foreign currency translation gain (loss)	91	(403)
Unrealized holding gain on marketable securities	392	98
Reclassification adjustment for realized (gain) loss on marketable securities included in net loss	(314)	16
Other comprehensive income (loss)	169	(289)
Comprehensive (loss)	$(25,148)	$(23,331)
Net loss per share to common stockholders, basic and diluted	$(0.74)	$(0.94)
Weighted average common shares outstanding, basic and diluted	34,414,226	24,557,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended July 31, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2023	34,171,138	$34	$507,133	$(343,082)	$(3,060)	$161,025
Issuance of common stock from equity incentive plans	35,313	—	204	—	—	204
Release of restricted stock units	60,144	—	—	—	—	—
Stock-based compensation expense	—	—	3,254	—	—	3,254
Net loss	—	—	—	(25,317)	—	(25,317)
Foreign currency translation (loss) gain	—	—	—	—	91	91
Unrealized holding (loss) gain from marketable securities	—	—	—	—	392	392
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	—	—	—	—	(314)	(314)
Balance at July 31, 2023	34,266,595	$34	$510,591	$(368,399)	$(2,891)	$139,335

	Three Months Ended July 31, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2022	24,550,748	$25	$439,104	$(250,175)	$(3,861)	$185,093
Issuance of common stock from equity incentive plans	20,124	—	168	—	—	168
Stock-based compensation expense	—	—	2,642	—	—	2,642
Net loss	—	—	—	(23,042)	—	(23,042)
Foreign currency translation (loss) gain	—	—	—	—	(403)	(403)
Unrealized holding (loss) gain from marketable securities	—	—	—	—	98	98
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	—	—	—	—	16	16
Balance at July 31, 2022	24,570,872	$25	$441,914	$(273,217)	$(4,150)	$164,572

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	July 31,
	2023	2022
Cash flows from operating activities
Net loss	$(25,317)	$(23,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193	158
Stock-based compensation expense	3,254	2,642
Realized (gain) loss from sale of marketable securities	(314)	16
Non-cash operating lease expense	6	23
Amortization of premium on marketable securities	62	391
Foreign currency exchange (gain) loss	(395)	426
Changes in operating assets and liabilities:
Research and development tax credit receivable	(2,084)	(3,570)
Prepaid expenses and other assets	(1,003)	1,935
Accounts payable	108	(678)
Accrued expenses	(1,240)	(1,043)
Net cash used in operating activities	(26,730)	(22,742)
Cash flows from investing activities
Purchases of marketable securities	(25,767)	(10,102)
Sales and maturities of marketable securities	45,386	41,066
Acquisition of property and equipment	(6)	(920)
Net cash provided by investing activities	19,613	30,044
Cash flows from financing activities
Issuance of common stock from equity incentive plans	204	168
Net cash provided by financing activities	204	168
Effect of exchange rate changes on cash and cash equivalents	84	(339)
Net (decrease) increase in cash and cash equivalents	(6,829)	7,131
Cash and cash equivalents at beginning of period	56,238	30,732
Cash and cash equivalents at end of period	$49,409	$37,863
Supplemental disclosures of non-cash activities:
Right of use assets obtained in exchange for operating lease liabilities	$-	$1,192
Property and equipment included in accounts payable and accrued expenses:	$-	$144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.
The Company

Company Background

KalVista Pharmaceuticals, Inc. (“KalVista” or the “Company”) is a clinical stage pharmaceutical company focused on the discovery, development, and commercialization of small molecule protease inhibitors for diseases with significant unmet need. The Company applies its insights into the chemistry and biology of proteases to develop orally delivered, small molecule inhibitors with high selectivity, potency, and bioavailability that it believes will make them successful treatments for disease. The Company’s initial focus is on developing novel, oral therapeutics targeting hereditary angioedema (HAE).

The Company has advanced its candidate, sebetralstat, into the Phase 3 KONFIDENT clinical trial to evaluate the safety and efficacy of sebetralstat as the first potential oral, on-demand therapy for HAE attacks. This worldwide, double-blind, placebo-controlled crossover trial will evaluate the response of adolescents and adults experiencing acute HAE attacks with two different doses of sebetralstat and placebo. Sebetralstat is the most advanced potential oral therapy for acute HAE attacks in clinical development and is intended to provide a substantial improvement over the current on-demand standard of care for HAE attacks, which currently are only treated with injectable or infused therapies. In July 2023, KalVista announced that it achieved its enrollment target of 114 patients in the study and as a result, expects data from KONFIDENT in the fourth quarter of 2023. If the trial is successful, the Company anticipates submitting an NDA to the FDA in the first half of 2024. The Company is also conducting preclinical development on a novel, oral Factor XIIa (“Factor XIIa”) inhibitor program, which KalVista initially is advancing to provide a next generation of HAE therapeutics and which also offers the opportunity for expansion into other high unmet need indications in the future.

The Company’s headquarters is located in Cambridge, Massachusetts, with additional offices located in Porton Down, United Kingdom, and Salt Lake City, Utah.

Liquidity

The Company has devoted substantially all of its efforts to research and development, including preclinical and clinical trials of sebetralstat. The Company has not completed the development of any product candidates or commenced commercial operations. Pharmaceutical drug product candidates, like those being developed by the Company, require approvals from the FDA or foreign regulatory agencies prior to commercial sales. There can be no assurance that any product candidates will receive the necessary approvals and any failure to receive approval or delay in approval may have a material adverse impact on the Company’s business and financial results. The Company is subject to a number of risks and uncertainties similar to those of other life science companies developing new products, including, among others, the risks related to the necessity to obtain adequate additional financing, to successfully develop product candidates, to obtain regulatory approval of product candidates, to comply with government regulations, to successfully commercialize its potential products, to the protection of proprietary technology and to the dependence on key individuals.

To date, the Company has not generated any product sales revenues and does not have any products that have been approved for commercialization. As of July 31, 2023, the Company had an accumulated deficit of $368.4 million and $123.3 million of cash, cash equivalents and marketable securities. The Company does not expect to generate significant revenue unless and until it obtains regulatory approval for, and commercializes, one of its current or future product candidates. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to increase as it continues the development of, and seeks regulatory approvals for, product candidates, and begins to commercialize any approved products. The Company is subject to all of the risks inherent in the development of new therapeutic products, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months.

The Company will need to expend substantial resources for research and development, including costs associated with the clinical testing of its product candidates and will need to obtain additional financing to fund its operations and to conduct trials for its product candidates. KalVista will seek to finance future cash needs through equity offerings, future grants, corporate partnerships and product sales.

The Company has never been profitable and has incurred significant operating losses in each year since its inception. Cash requirements may vary materially from those now planned because of changes in KalVista’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after KalVista exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be obtained by the Company, or if obtained, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support KalVista’s working capital requirements until it achieves profitable operations. If adequate additional working capital is not secured when needed, KalVista may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned research programs. Any of these actions could materially harm the Company’s business and prospects.

2.
Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. There were no adjustments other than normal recurring adjustments. These unaudited interim condensed consolidated financial results are not necessarily indicative of the results to be expected for the year ending April 30, 2024, or for any other future annual or interim period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended April 30, 2023 in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on July 10, 2023.

Segment Reporting: The chief operating decision maker, the CEO, manages the Company’s operations as a single operating segment for the purposes of assessing performance and making operating decisions.

Recent Accounting Pronouncements: In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach on expected losses to estimate credit losses on certain financial instruments, including trade receivables and available-for-sale debt securities. This guidance became effective on May 1, 2023 and did not have a material impact to the consolidated financial statements. As the Company has never recorded any other-than-temporary-impairment adjustments to its available-for-sale debt securities prior to the effective date, no transition provisions were applicable to the Company.

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

Potential dilutive common share equivalents consist of:

	July 31,
	2023	2022
Stock options and awards	5,909,619	4,697,733

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

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of July 31, 2023 and April 30, 2023 (in thousands):

				Balance at
	Level 1	Level 2	Level 3	July 31, 2023
Cash equivalents	$34,212	$—	$—	$34,212
Marketable securities:
Corporate debt securities	—	58,513	—	58,513
U.S. government agency securities	—	15,335	—	15,335
	$34,212	$73,848	$—	$108,060

				Balance at
	Level 1	Level 2	Level 3	April 30, 2023
Cash equivalents	$31,507	$—	$—	$31,507
Marketable securities:
Corporate debt securities	—	77,967	—	77,967
U.S. government agency securities	—	15,170	—	15,170
	$31,507	$93,137	$—	$124,644

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

The following tables summarize the fair values of the Company’s investments by type as of July 31, 2023 and April 30, 2023 (in thousands):

	July 31, 2023
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$58,307	$303	$(97)	$58,513
Obligations of the U.S. Government and its agencies	15,094	241	—	15,335
Total	$73,401	$544	$(97)	$73,848

	April 30, 2023
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$77,768	$367	$(168)	$77,967
Obligations of the U.S. Government and its agencies	15,094	76		15,170
Total	$92,862	$443	$(168)	$93,137

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

As of July 31, 2023, unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were insignificant.

The following table summarizes the scheduled maturity for the Company’s marketable securities at July 31, 2023 (in thousands):

July 31, 2023
Maturing in one year or less	$50,347
Maturing after one year through two years	12,188
Maturing after two years through four years	11,313
Total	$73,848

4. Accrued Expenses

Accrued expenses consisted of the following as of July 31, 2023 and April 30, 2023 (in thousands):

	July 31,	April 30,
	2023	2023
Accrued compensation	$2,501	$4,207
Accrued research expense	3,925	3,817
Accured professional fees	1,376	906
Other accrued expenses	148	198
	$7,950	$9,128

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of July 31, 2023 and April 30, 2023 (in thousands):

	July 31,	April 30,
	2023	2023
Prepaid clinical expenses	$3,175	$1,724
Other prepaid expenses	2,840	2,583
Interest and other receivables	469	654
VAT receivable	1,044	1,422
Total prepaid expenses and other current assets	$7,528	$6,383

6. Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has contractual obligations related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining commitments, which have cancellation provisions, total $26.2 million at July 31, 2023.

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

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at July 31, 2023.

7. Leases

The Company has a lease agreement for approximately 8,300 square feet of space for its headquarters located in Cambridge, Massachusetts that runs through September 2028.

The Company has lease agreements for approximately 13,400 square feet of office and research laboratory space located in Porton Down, United Kingdom that run through April 2028.

The Company has a lease agreement in Salt Lake City, Utah for approximately 6,200 square feet of office space that runs through February 2032.

The Company has a lease agreement for approximately 500 square feet of research laboratory space in Cambridge, Massachusetts that commenced in July 2022 with an option to renew annually.

Total rent expense was approximately $0.5 million and $0.5 million for the three months ended July 31, 2023 and 2022, respectively and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of July 31, 2023 (in thousands):

Years ending April 30,	Operating Leases
2024	$1,308
2025	1,777
2026	1,814
2027	1,853
2028	1,848
Thereafter	1,537
Total minimum lease payments	10,137
Less amounts representing interest	2,150
Present value of minimum payments	7,987
Current portion	1,122
Long-term portion	$6,865

8. Subsequent Event

In August 2023, the Company signed a new lease for office space in Zug, Switzerland. The one-year lease, commencing in September 2023, requires monthly payments of approximately $10,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our unaudited interim condensed financial statements and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, statements regarding the success, cost and timing of our product development activities and clinical trials as well as other activities we may undertake, macroeconomic conditions, including rising inflation and interest rates, labor shortages, supply chain issues, and global conflicts such as the war in Ukraine, our business strategy, our ability to receive, maintain and recognize the benefits of certain designations received by product candidates and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our Annual Report on Form 10-K or described elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context indicates otherwise, in this Quarterly Report on Form 10-Q, the terms “KalVista,” “Company,” “we,” “us” and “our” refer to KalVista Pharmaceuticals, Inc. and, where appropriate, its consolidated subsidiaries.

Management Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of small molecule protease inhibitors for diseases with significant unmet need. We apply our insights into the chemistry and biology of proteases to develop orally delivered therapeutics with high selectivity, potency and bioavailability that we believe will make them successful treatments for diseases. We have used these capabilities to develop a novel, small molecule plasma kallikrein inhibitors targeting the disease hereditary angioedema (“HAE”). We also are conducting preclinical development on a novel, oral Factor XIIa (“Factor XIIa”) inhibitor program, which we are initially advancing to provide a next generation of HAE therapeutics and which also offers the opportunity for expansion into other high unmet need indications in the future.

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

We have advanced our drug candidate sebetralstat into Phase 3 clinical development as a potential oral, on-demand therapy for HAE attacks. In February 2021, we announced data from a Phase 2 efficacy trial in which sebetralstat demonstrated statistically and clinically significant responses across all primary and secondary endpoints. Based upon these data, we initiated the Phase 3 KONFIDENT clinical trial in early 2022 that is intended to support submission of a New Drug Application (“NDA”). KONFIDENT is a double-blind, placebo-controlled, event-driven crossover trial in which approximately 84 patients will treat a total of three attacks: one each with 300 mg sebetralstat, 600 mg sebetralstat, and placebo, given in a randomized sequence. The study includes both adults and adolescents ages 12 and up, and allows patients to be on approved prophylactic regimens as well as on-demand only. All attack locations are eligible for treatment, including laryngeal attacks. The primary endpoint of the study is time to beginning of symptom relief assessed using the PGI-C scale. KONFIDENT is being conducted in approximately 60 sites in 20 countries. In July 2023, we announced that we achieved our enrollment target of 114 patients in the study and, as a result, we expect data from KONFIDENT in the fourth quarter of 2023. If the trial is successful, we anticipate submitting an NDA to the FDA in the first half of 2024.

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

Sebetralstat has received Fast Track and Orphan Drug designation in the from the FDA and Orphan Drug designation in the E.U. A Pediatric Investigational Plan has also been approved by the European Medicines Agency for sebetralstat.

Our oral Factor XIIa inhibitor program targets an enzyme that plays a key role in HAE, as the most upstream mechanism in the biochemical pathway that initiates HAE attacks. For this reason, we believe that inhibition of Factor XIIa will block the underlying mediators of HAE attacks, including the uncontrolled generation of both plasma kallikrein and bradykinin which lead to swelling and pain. Clinical studies of an injectable Factor XIIa-inhibitory antibody have demonstrated a high degree of efficacy in preventing HAE attacks, and there are no known safety implications of long-term inhibition of this enzyme. We believe that our program has the potential to be the first orally delivered Factor XIIa inhibitor to enter clinical development, initially for HAE and over time for additional indications that are supported by scientific evidence. Our internal research team has discovered multiple series of low nanomolar potency Factor XIIa inhibitors that are both selective and orally bioavailable, and we continue to progress multiple compounds in IND-enabling studies. Concurrently, we have recently presented preclinical data supporting potential development in HAE as well as diabetic macular edema and thrombosis.

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

Income Taxes

We historically have incurred net losses and had no corporation tax liabilities. We file U.S. Federal tax returns, as well as certain state returns. We also file returns in the United Kingdom. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. Because of the operating losses and the full valuation allowance provided on all deferred tax assets, including the net operating losses, no tax provision has been recognized in the three months ended July 31, 2023.

For tax purposes, pursuant to the Tax Cuts and Jobs Act of 2017, the Company is required to capitalize and subsequently amortize all R&D expenditures over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. The Company adopted ASU 2019-12 as of January 1, 2022.

Results of Operations

Comparison of the three months ended July 31, 2023 and 2022

The following table sets forth the key components of our results of operations for the three months ended July 31, 2023 and 2022 (in thousands):

	Three Months Ended
	July 31,		Increase
	2023	2022	(decrease)

Revenue	$—	$—	$—
Operating expenses
Research and development expenses	19,307	18,186	1,121
General and administrative expenses	9,786	8,130	1,656
Other income
Interest, exchange rate gain and other income	3,776	3,274	502

Revenue. No revenue was recognized in the quarters ended July 31, 2023 or 2022.

Research and Development Expenses. Research and development expenses increased $1.1 million due to increases in spending on personnel costs of $1.1 million and sebetralstat spending of $3.4 million, offset by decreases in spending on KVD824 of $2.7 million and preclinical and other activities of $0.7 million compared to the same period in the prior fiscal year. The impact of exchange rates on research and development expenses resulted in an increase to expenses of $0.4 million in the three months ended July 31, 2023 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	July 31,		Increase
	2023	2022	(decrease)

Program-specific costs
Sebetralstat	$8,639	5,287	3,352
KVD824	254	2,917	(2,663)
Unallocated costs
Personnel	6,826	5,756	1,070
Preclinical and other activities	3,588	4,226	(638)
Total	$19,307	$18,186	$1,121

Expenses for the sebetralstat program increased primarily due to the ongoing Phase 3 KONFIDENT trial. We anticipate that these expenses will remain at or above current levels as this clinical trial progresses.

Expenses for KVD824 decreased due to the termination of the Phase 2 KOMPLETE clinical trial in October 2022. We anticipate that these expenses will cease in the near term as we do not anticipate any further development of KVD824.

Personnel expenses increased primarily due to higher research and development and medical headcount compared to the same period in the prior year. We anticipate that these expenses will continue to increase to support the growth of the ongoing clinical trial and preclinical activity.

Expenses for preclinical and other activities decreased primarily due to decreased manufacturing costs compared to the same period in the prior year. We anticipate that these expenses will continue at or above current levels as we continue development on the oral Factor XIIa inhibitor program and other preclinical activities.

General and Administrative Expenses. General and administrative expenses increased by $1.7 million primarily due to increases in employee related expenses of $1.3 million and professional fees of $0.4 million.

Other Income. Other income increased $0.5 million primarily due to an increase of $1.0 million in currency exchange rate gains from transactions denominated in foreign currencies in our U.K. subsidiary, an increase of $0.7 million in interest income, and an increase of $0.3 million in realized gains from available for sale securities. These increases were offset by a decrease of $1.5 million in income from research and development tax credits.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales and have incurred losses since inception and cash outflows from operating activities for the three months ended July 31, 2023 and 2022. We have funded operations primarily through the issuance of capital stock and pre-funded warrants. Our working capital, primarily cash and marketable securities, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued.

In May 2021, we entered into the Sales Agreement through which we may offer and sell shares of our common stock having an aggregate offering of up to $100.0 million through Cantor Fitzgerald & Co., as our sales agent. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the Sales Agreement. During the three months ended July 31, 2023, we did not offer or sell any shares under the Sales Agreement.

In December 2022, we entered into subscription agreements with institutional investors to sell, in a registered direct offering, an aggregate of 9,484,199 shares of our common stock at a price of $6.00 per share and pre-funded warrants to purchase up to 182,470 shares of common stock at a price of $5.999 per pre-funded warrant. The net proceeds from the Offering, after deducting estimated expenses, were approximately $57.7 million. As of July 31, 2023, no pre-funded warrants were exercised.

Cash Flows

The following table shows a summary of the net cash flow activity for the three months ended July 31, 2023 and 2022 (in thousands):

	Three Months Ended
	July 31,
	2023	2022

Cash flows used in operating activities	$(26,730)	$(22,742)
Cash flows provided by investing activities	19,613	30,044
Cash flows provided by financing activities	204	168
Effect of exchange rate changes on cash and cash equivalents	84	(339)
Net increase (decrease) in cash and cash equivalents	$(6,829)	$7,131

Net cash used in operating activities

Net cash used in operating activities was $26.7 million for the three months ended July 31, 2023 and primarily consisted of a net loss of $25.3 million adjusted for stock-based compensation of $3.3 million, an increase in the research and development tax credit receivable of $2.1 million, an increase in prepaid expenses and other assets of $1.0 million, and other changes in net working capital. The research and development tax credit receivable increased due to the accrual of tax credits in the three months ended July 31, 2023. Net cash used in operating activities was $22.7 million for the three months ended July 31, 2022 and primarily consisted of a net loss of $23.0 million adjusted for stock-based compensation of $2.6 million, an increase in the research and development tax credit receivable of $3.6 million, a decrease in prepaid expenses and other assets of $1.9 million, and other changes in net working capital.

Net cash provided by investing activities

Net cash provided by investing activities for the three months ended July 31, 2023 was $19.6 million and primarily consisted of the sales and maturities of marketable securities of $45.3 million offset by purchases of marketable securities of $25.8 million, as compared to $30.0 million provided by investing activities during the same period in the prior year primarily due to sales and maturities of marketable securities of $41.1 million offset by purchases of marketable securities of $10.1 million.

Net cash provided by financing activities

Net cash provided by financing activities during the three months ended July 31, 2023 was $0.2 million and consisted of the issuance of common stock from equity incentive plans, compared to $0.2 million in the same period in the prior year which also consisted of the issuance of common stock from equity incentive plans.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, filed with the SEC on July 10, 2023. We are party to several operating leases for office and laboratory space as of July 31, 2023.

Off-Balance Sheet Arrangements

At July 31, 2023 we were not a party to any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported revenue and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 to the unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our significant accounting policies and assumptions used in applying those policies. The accounting policies and estimates that we deem to be critical are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, filed with the SEC on July 10, 2023.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2023.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023 filed with the SEC on July 10, 2023, which may materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, or operating results.

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

KALVISTA PHARMACEUTICALS, INC.

Date: September 7, 2023	By:	/s/ T. Andrew Crockett
T. Andrew Crockett Chief Executive Officer (Principal Executive Officer)

Date: September 7, 2023	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko President, Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)