Form 10-Q
period 2023-10-31
KalVista Pharmaceuticals, Inc.
filed 2023-12-07
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2023

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

As of November 30, 2023, the registrant had 34,558,709 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	October 31,	April 30,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$57,666	$56,238
Marketable securities	45,506	93,137
Research and development tax credit receivable	19,976	16,568
Prepaid expenses and other current assets	5,458	6,383
Total current assets	128,606	172,326
Property and equipment, net	2,502	2,948
Right of use assets	7,298	7,822
Other assets	337	106
Total assets	$138,743	$183,202
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,896	$4,817
Accrued expenses	11,707	9,128
Lease liability - current portion	1,148	1,087
Total current liabilities	17,751	15,032
Long-term liabilities:
Lease liability - net of current portion	6,546	7,145
Total long-term liabilities	6,546	7,145
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 34,421,458 at October 31, 2023 and 34,171,138 at April 30, 2023	34	34
Additional paid-in capital	513,926	507,133
Accumulated deficit	(396,049)	(343,082)
Accumulated other comprehensive loss	(3,465)	(3,060)
Total stockholders’ equity	114,446	161,025
Total liabilities and stockholders’ equity	$138,743	$183,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	19,089	18,077	38,396	36,262
General and administrative	10,657	7,806	20,443	15,936
Total operating expenses	29,746	25,883	58,839	52,198
Operating loss	(29,746)	(25,883)	(58,839)	(52,198)
Other income:
Interest income	776	449	1,699	691
Foreign currency exchange loss	(1,299)	(317)	(843)	(834)
Other income	2,619	3,494	5,016	7,042
Total other income	2,096	3,626	5,872	6,899
Net loss	$(27,650)	$(22,257)	$(52,967)	$(45,299)
Other comprehensive (loss) income:
Foreign currency translation loss	(419)	(1,297)	(328)	(1,700)
Unrealized holding gain on marketable securities	440	52	832	150
Reclassification adjustment for realized (gain) loss on marketable securities included in net loss	(595)	69	(909)	85
Other comprehensive loss	(574)	(1,176)	(405)	(1,465)
Comprehensive loss	$(28,224)	$(23,433)	$(53,372)	$(46,764)
Net loss per share to common stockholders, basic and diluted	$(0.80)	$(0.90)	$(1.54)	$(1.84)
Weighted average common shares outstanding, basic and diluted	34,565,955	24,595,039	34,490,090	24,576,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Six Months Ended October 31, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2023	34,171,138	$34	$507,133	$(343,082)	$(3,060)	$161,025
Issuance of common stock from equity incentive plans	35,313	—	204	—	—	204
Release of restricted stock units	60,144	—	—	—	—	—
Stock-based compensation expense	—	—	3,254	—	—	3,254
Net loss	—	—	—	(25,317)	—	(25,317)
Foreign currency translation gain	—	—	—	—	91	91
Unrealized holding gain from marketable securities	—	—	—	—	392	392
Reclassification adjustment for realized gain on marketable securities included in net loss	—	—	—	—	(314)	(314)
Balance at July 31, 2023	34,266,595	$34	$510,591	$(368,399)	$(2,891)	$139,335
Issuance of common stock from equity incentive plans	18,000	—	128	—	—	128
Release of restricted stock units	136,863	—	—	—	—	—
Stock-based compensation expense	—	—	3,207	—	—	3,207
Net loss	—	—	—	(27,650)	—	(27,650)
Foreign currency translation loss	—	—	—	—	(419)	(419)
Unrealized holding gain from marketable securities	—	—	—	—	440	440
Reclassification adjustment for realized gain on marketable securities included in net loss	—	—	—	—	(595)	(595)
Balance at October 31, 2023	34,421,458	$34	$513,926	$(396,049)	$(3,465)	$114,446

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Six Months Ended October 31, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at May 1, 2022	24,550,748	$25	$439,104	$(250,175)	$(3,861)	$185,093
Issuance of common stock from equity incentive plans	20,124	—	168	—	—	168
Stock-based compensation expense	—	—	2,642	—	—	2,642
Net loss	—	—	—	(23,042)	—	(23,042)
Foreign currency translation loss	—	—	—	—	(403)	(403)
Unrealized holding gain from marketable securities	—	—	—	—	98	98
Reclassification adjustment for realized loss on marketable securities included in net loss	—	—	—	—	16	16
Balance at July 31, 2022	24,570,872	$25	$441,914	$(273,217)	$(4,150)	$164,572
Issuance of common stock from equity incentive plans	31,151	—	168	—	—	168
Stock-based compensation expense	—	—	2,506	—	—	2,506
Net loss	—	—	—	(22,257)	—	(22,257)
Foreign currency translation loss	—	—	—	—	(1,297)	(1,297)
Unrealized holding gain from marketable securities	—	—	—	—	52	52
Reclassification adjustment for realized loss on marketable securities included in net loss	—	—	—	—	69	69
Balance at October 31, 2022	24,602,023	$25	$444,588	$(295,474)	$(5,326)	$143,813

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	October 31,
	2023	2022
Cash flows from operating activities
Net loss	$(52,967)	$(45,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	390	331
Stock-based compensation expense	6,461	5,148
Realized (gain) loss from sale of marketable securities	(909)	85
Non-cash operating lease expense	(13)	42
Amortization of premium on marketable securities	83	678
Foreign currency exchange loss (gain)	811	(739)
Changes in operating assets and liabilities:
Research and development tax credit receivable	(4,109)	(7,137)
Prepaid expenses and other assets	761	3,650
Accounts payable	163	(81)
Accrued expenses	2,774	(14)
Net cash used in operating activities	(46,555)	(43,336)
Cash flows from investing activities
Purchases of marketable securities	(29,537)	(10,102)
Sales and maturities of marketable securities	77,917	61,356
Acquisition of property and equipment	(8)	(1,112)
Website development costs	(203)	-
Net cash provided by investing activities	48,169	50,142
Cash flows from financing activities
Issuance of common stock from equity incentive plans	332	336
Net cash provided by financing activities	332	336
Effect of exchange rate changes on cash and cash equivalents	(518)	711
Net increase in cash and cash equivalents	1,428	7,853
Cash and cash equivalents at beginning of period	56,238	30,732
Cash and cash equivalents at end of period	$57,666	$38,585
Supplemental disclosures of non-cash activities:
Website development costs included in accounts payable	$9	$-
Right of use assets obtained in exchange for operating lease liabilities	$-	$1,192
Property and equipment included in accounts payable and accrued expenses:	$-	$132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.
The Company

Company Background

KalVista Pharmaceuticals, Inc. (“Company”) is a clinical stage pharmaceutical company focused on the discovery, development, and commercialization of small molecule protease inhibitors for diseases with significant unmet need. The Company applies its insights into the chemistry and biology of proteases to develop orally delivered, small molecule inhibitors with high selectivity, potency, and bioavailability that it believes will make them successful treatments for disease. The Company’s initial focus is on developing novel, oral therapeutics targeting hereditary angioedema (HAE).

The Company has advanced its drug candidate, sebetralstat, into the Phase 3 KONFIDENT clinical trial to evaluate the safety and efficacy of sebetralstat as the first potential oral, on-demand therapy for HAE. This worldwide, double-blind, placebo-controlled crossover trial will evaluate the safety and efficacy of two dose levels of sebetralstat in adolescents and adults experiencing HAE attacks. Sebetralstat is the most advanced potential oral therapy for HAE in clinical development and is intended to provide a substantial improvement over the current on-demand standard of care for HAE attacks, which are only injectable or infused therapies. In November 2023, the Company announced that it had achieved the targeted number of 252 on-treatment attacks required to complete KONFIDENT and expects the topline data readout from the trial in early 2024. KONFIDENT randomized a total of 136 participants from 66 sites across 20 countries. If the trial is successful, the Company anticipates submitting a New Drug Application (“NDA”) to the FDA in the first half of 2024. The Company also expects to file for approval in the European Union (“E.U.”) and Japan later in 2024. In addition, the Company is conducting preclinical development of novel, oral Factor XIIa (“Factor XIIa”) inhibitors, which the Company initially is advancing to provide a next generation of HAE therapeutics. Factor XIIa also offers the opportunity for future expansion into other high unmet need indications in therapeutic areas outside HAE.

The Company’s headquarters is located in Cambridge, Massachusetts, with additional offices located in Porton Down, United Kingdom, Salt Lake City, Utah, and Zug, Switzerland.

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

To date, the Company has not generated any product sales revenues and does not have any products that have been approved for commercialization. As of October 31, 2023, the Company had an accumulated deficit of $396.0 million and $103.2 million of cash, cash equivalents and marketable securities. The Company does not expect to generate significant revenue unless and until it obtains regulatory approval for, and commercializes, one of its current or future product candidates. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to increase as it continues the development of, and seeks regulatory approvals for, product candidates, and begins to commercialize any approved products. The Company is subject to all of the risks inherent in the development of new therapeutic products, and it may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months.

The Company will need to expend substantial resources for research and development, including costs associated with the clinical testing of its product candidates and will need to obtain additional financing to fund its operations and to conduct trials for its product candidates. The Company will seek to finance future cash needs through equity offerings, future grants, corporate partnerships, and product sales.

The Company has never been profitable and has incurred significant operating losses in each year since its inception. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes, or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be obtained by the Company, or if obtained, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company's working capital requirements until it achieves profitable operations. If adequate additional working capital is not secured when needed, the Company may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned research programs. Any of these actions could materially harm the Company’s business and prospects.

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

Potential dilutive common share equivalents consist of:

	October 31,
	2023	2022
Stock options and awards	5,867,804	4,752,574

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. As a result, there is no difference between the Company’s basic and diluted loss per share for the periods presented.

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

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of October 31, 2023 and April 30, 2023 (in thousands):

				Balance at
	Level 1	Level 2	Level 3	October 31, 2023
Cash equivalents	$31,018	$—	$—	$31,018
Marketable securities:
Corporate debt securities	—	45,506	—	45,506
U.S. government agency securities	—	—	—	-
	$31,018	$45,506	$—	$76,524

				Balance at
	Level 1	Level 2	Level 3	April 30, 2023
Cash equivalents	$31,507	$—	$—	$31,507
Marketable securities:
Corporate debt securities	—	77,967	—	77,967
U.S. government agency securities	—	15,170	—	15,170
	$31,507	$93,137	$—	$124,644

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

The following tables summarize the fair values of the Company’s investments by type as of October 31, 2023 and April 30, 2023 (in thousands):

	October 31, 2023
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$45,256	$300	$(50)	$45,506
Obligations of the U.S. Government and its agencies	—	—	—	—
Total	$45,256	$300	$(50)	$45,506

	April 30, 2023
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$77,768	$367	$(168)	$77,967
Obligations of the U.S. Government and its agencies	15,094	76		15,170
Total	$92,862	$443	$(168)	$93,137

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

As of October 31, 2023, unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were insignificant.

The following table summarizes the scheduled maturity for the Company’s marketable securities at October 31, 2023 (in thousands):

October 31, 2023
Maturing in one year or less	$28,743
Maturing after one year through two years	7,898
Maturing after two years through four years	8,865
Total	$45,506

4. Accrued Expenses

Accrued expenses consisted of the following as of October 31, 2023 and April 30, 2023 (in thousands):

	October 31,	April 30,
	2023	2023
Accrued compensation	$3,853	$4,207
Accrued research expense	5,814	3,817
Accrued professional fees	1,726	906
Other accrued expenses	314	198
	$11,707	$9,128

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of October 31, 2023 and April 30, 2023 (in thousands):

	October 31,	April 30,
	2023	2023
Prepaid preclinical and clinical activities	$2,352	$1,724
Other prepaid expenses	1,783	2,583
Interest and other receivables	369	654
VAT receivable	954	1,422
Total prepaid expenses and other current assets	$5,458	$6,383

6. Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has contractual obligations related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining commitments, which have cancellation provisions, total $24.1 million at October 31, 2023.

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

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at October 31, 2023.

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

The Company leases office space in Zug, Switzerland under an initial one-year term which commenced in August 2023. The Company has classified this lease as a short-term lease as the Company concluded that the non-cancelable terms of this lease was less than one year at the commencement.

Total rent expense was approximately $1.0 million and $0.9 million for the six months ended October 31, 2023 and 2022, respectively and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of October 31, 2023 (in thousands):

Years ending April 30,	Operating Leases
2024	$871
2025	1,769
2026	1,806
2027	1,845
2028	1,842
Thereafter	1,537
Total minimum lease payments	9,670
Less amounts representing interest	1,976
Present value of minimum payments	7,694
Current portion	1,148
Long-term portion	$6,546

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our unaudited interim condensed financial statements and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, statements regarding the success, cost and timing of our product development activities and clinical trials as well as other activities we may undertake, global macroeconomic conditions, our business strategy, our ability to receive, maintain and recognize the benefits of certain designations received by product candidates and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our Annual Report on Form 10-K or described elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context indicates otherwise, in this Quarterly Report on Form 10-Q, the terms “KalVista,” “Company,” “we,” “us” and “our” refer to KalVista Pharmaceuticals, Inc. and, where appropriate, its consolidated subsidiaries.

Management Overview

We are a clinical stage pharmaceutical company focused on the discovery, development, and commercialization of small molecule protease inhibitors for diseases with significant unmet need. We apply our insights into the chemistry and biology of proteases to develop orally delivered therapeutics with high selectivity, potency, and bioavailability that we believe will make them successful treatments for diseases. We have used these capabilities to develop a novel, small molecule plasma kallikrein inhibitor targeting the disease hereditary angioedema (“HAE”). We also are conducting preclinical development on a novel, oral Factor XIIa (“Factor XIIa”) inhibitor program, which we are initially advancing to provide a next generation of HAE therapeutics, and which also offers the opportunity for expansion into other high unmet need indications in the future.

HAE is a rare and potentially life-threatening, genetically-driven disease that features episodes of debilitating and often painful swelling in the skin, gastrointestinal tract or airways. Although multiple therapies have been approved for the disease, we believe people living with HAE are in need of alternatives that better meet their objectives for quality of life and ease of disease control. Other than one oral therapy approved for prophylaxis, currently marketed therapies are all administered by injection, which patients can find challenging despite their efficacy because they can be painful, time consuming to deliver and difficult to store. As a result, many attacks are treated too late to prevent significant symptoms, and a large percentage are not treated at all, which can lead to needless suffering. We anticipate that there will be strong interest in safe and effective, orally delivered, small molecule treatments, and our strategy is to develop oral drug candidates for both on-demand and prophylactic use with the goal of providing patients with a complete set of oral options to treat their disease.

We have advanced our drug candidate sebetralstat into Phase 3 clinical development as a potential oral, on-demand therapy for HAE. In February 2021, we announced data from a Phase 2 efficacy trial in which sebetralstat demonstrated statistically and clinically significant responses across all primary and secondary endpoints. Based upon these data, we initiated the Phase 3 KONFIDENT clinical trial in early 2022 that is intended to support submission of an NDA. KONFIDENT is a double-blind, placebo-controlled, event-driven crossover trial that enrolled a total of 136 patients from 66 sites in 20 countries. Those patients are intended to treat three attacks: one each with 300 mg sebetralstat, 600 mg sebetralstat, and placebo, in a randomized sequence. At least 252 attacks will be treated across the three treatments. The study includes both adults and adolescents ages 12 and above and includes patients using on-demand therapy only as well as those also on approved prophylactic therapies. All attack locations are eligible for treatment, including laryngeal attacks. The primary endpoint of the study is time to beginning of symptom relief assessed using the PGI-C scale. In November 2023, we announced that we achieved the target of 252 treated attacks required to complete KONFIDENT and as a result, expect the topline data readout from the trial in early 2024. If the trial is successful, we anticipate submitting an NDA to the FDA in the first half of 2024. We expect also to file for approval in the E.U. and Japan later in 2024.

In August 2022, we initiated KONFIDENT-S, a two-year open-label extension trial assessing the long-term safety and tolerability of sebetralstat. In addition, this study is examining the potential use of sebetralstat as short-term prophylaxis in the setting of medical and dental procedures, where HAE attacks are known to be triggered. KONFIDENT-S continues to enroll patients, and we expect to provide a robust safety database to support the planned NDA filing. In total, more than 600 attacks have been treated across KONFIDENT and KONFIDENT-S to date, and KONFIDENT-S includes numerous patients who have taken multiple doses for treatment. We also are developing an oral disintegrating tablet (“ODT”) formulation of sebetralstat and have received FDA feedback on our proposed development program to support a supplemental NDA submission, which did not include a requirement to conduct efficacy trials. We anticipate that the ODT formulation will follow the expected initial launch formulation in the U.S. and E.U., and may become the initial launch formulation in other geographies.

Sebetralstat has received Fast Track and Orphan Drug designation from the FDA and Orphan Drug designation in the E.U. A Pediatric Investigational Plan has also been approved by the European Medicines Agency for sebetralstat. In November 2023, sebetralstat was also granted Orphan Drug Status in Switzerland.

Our oral Factor XIIa inhibitor program targets an enzyme that plays a key role in HAE, as the most upstream mechanism in the biochemical pathway that initiates HAE attacks. For this reason, we believe that inhibition of Factor XIIa will block the underlying mediators of HAE attacks, including the uncontrolled generation of both plasma kallikrein and bradykinin which lead to swelling and pain. Clinical studies of an injectable Factor XIIa-inhibitory antibody have demonstrated a high degree of efficacy in preventing HAE attacks, and there are no known safety implications of long-term inhibition of this enzyme. We believe that our program has the potential to be the first orally delivered Factor XIIa inhibitor to enter clinical development, initially for HAE and over time for additional indications that are supported by scientific evidence. Our internal research team has discovered multiple series of low nanomolar potency Factor XIIa inhibitors that are both selective and orally bioavailable, and we continue to progress multiple compounds in IND-enabling studies. Concurrently, we have presented preclinical data supporting potential development in HAE as well as diabetic macular edema and thrombosis.

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

Income Taxes

We historically have incurred net losses and had no corporation tax liabilities. We file U.S. Federal tax returns, as well as certain state returns. We also file returns in the United Kingdom. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. Because of the operating losses and the full valuation allowance provided on all deferred tax assets, including the net operating loss carry forward, no income tax provision has been recognized in the three months or six months ended October 31, 2023.

For tax purposes, pursuant to the Tax Cuts and Jobs Act of 2017, the Company is required to capitalize and subsequently amortize all R&D expenditures over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. The Company adopted ASU 2019-12 as of January 1, 2022.

Results of Operations

Comparison of the three months ended October 31, 2023 and 2022

The following table sets forth the key components of our results of operations for the three months ended October 31, 2023 and 2022 (in thousands):

	Three Months Ended
	October 31,		Increase
	2023	2022	(decrease)

Revenue	$—	$—	$—
Operating expenses
Research and development expenses	19,089	18,077	1,012
General and administrative expenses	10,657	7,806	2,851
Other income
Interest, exchange rate gain and other income	2,096	3,626	(1,530)

Revenue. No revenue was recognized in the quarters ended October 31, 2023 or 2022.

Research and Development Expenses. Research and development expenses increased $1.0 million due to increases in spending on personnel costs of $0.5 million and sebetralstat spending of $3.3 million, offset by decreases in spending on KVD824 of $1.8 million and preclinical and other activities of $0.9 million compared to the same period in the prior fiscal year. The impact of exchange rates on research and development expenses resulted in an increase to expenses of $0.9 million in the three months ended October 31, 2023 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	October 31,		Increase
	2023	2022	(decrease)

Program-specific costs
Sebetralstat	$8,307	5,015	3,292
KVD824	472	2,313	(1,841)
Unallocated costs
Personnel	6,359	5,874	485
Preclinical and other activities	3,951	4,875	(924)
Total	$19,089	$18,077	$1,012

Expenses for the sebetralstat program increased primarily due to the ongoing Phase 3 KONFIDENT and KONFIDENT-S trials. We anticipate that these expenses will remain at or above current levels as KONFIDENT moves towards completion, KONFIDENT-S continues to enroll participants, and we initiate other clinical studies to support the expansion of the sebetralstat commercial opportunity.

Expenses for KVD824 decreased due to the termination of the Phase 2 KOMPLETE clinical trial in October 2022. We anticipate that these expenses will cease in the near term as we do not anticipate any further development of KVD824.

Personnel expenses increased primarily due to higher research and development and medical headcount compared to the same period in the prior year. We anticipate that these expenses will continue to increase for the medical team as we support ongoing development activities and prepare for the planned eventual commercialization of sebetralstat.

Expenses for preclinical and other activities decreased primarily due to decreased manufacturing costs compared to the same period in the prior year. We anticipate that these expenses will continue at or above current levels as we continue development on the oral Factor XIIa inhibitor program and other preclinical activities.

General and Administrative Expenses. General and administrative expenses increased by $2.8 million primarily due to increases in employee related expenses of $2.0 million, commercial strategy expenses of $0.7 million, and administrative expenses of $0.1 million. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company and the planned eventual commercialization of sebetralstat.

Other Income. Other income decreased $1.5 million primarily due to a decrease of $1.5 million in income from research and development tax credits. The decrease was driven by the U.K. government's changes to the research and development tax credit program which reduced the tax credit rates from 130% to 86% effective on April 1, 2023.

Comparison of the six months ended October 31, 2023 and 2022

The following table sets forth the key components of our results of operations for the six months ended October 31, 2023 and 2022 (in thousands):

	Six Months Ended
	October 31,		Increase
	2023	2022	(decrease)

Revenue	$—	$—	—
Operating expenses
Research and development expenses	38,396	36,262	2,134
General and administrative expenses	20,443	15,936	4,507
Other income
Interest, exchange rate gain and other income	5,872	6,899	(1,027)

Revenue. No revenue was recognized in the six months ended October 31, 2023 or 2022.

Research and Development Expenses. Research and development expenses increased $2.1 million due to an increase in spending on sebetralstat of $6.6 million and an increase in personnel costs of $1.6 million, offset by decreases in spending on KVD824 of $4.5 million and preclinical activities of $1.6 million as compared to the same period in the prior fiscal year. The impact of exchange rates on research and development expenses resulted in an increase to expenses of $1.4 million in the six months ended October 31, 2023 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Six Months Ended
	October 31,		Increase
	2023	2022	(decrease)

Program-specific costs
Sebetralstat	$16,946	$10,302	6,644
KVD824	726	5,229	(4,503)
Unallocated costs
Personnel	13,184	11,630	1,554
Preclinical activities	7,540	9,101	(1,561)
Total	$38,396	$36,262	$2,134

Expenses for the sebetralstat program increased primarily due to activities related to the ongoing Phase 3 KONFIDENT and KONFIDENT-S clinical trials. We anticipate that these expenses will remain at or above current levels as KONFIDENT moves towards completion, KONFIDENT-S continues to enroll participants, and we initiate additional clinical studies to support the expansion of the sebetralstat commercial opportunity.

Expenses for KVD824 decreased primarily due to the termination of the Phase 2 KOMPLETE clinical trial in October 2022. We anticipate that these expenses will continue to decrease as we determine next steps for the KVD824 program.

Personnel expenses increased primarily due to higher research and development and medical headcount compared to the same period in the prior year. We anticipate that these expenses will continue to increase for the medical team as we support ongoing development activities and prepare for the planned eventual commercialization of sebetralstat.

Expenses for preclinical and other activities decreased primarily due to decreased manufacturing costs compared to the same period in the prior year. We anticipate that these expenses will continue at or above current levels as we continue development on the oral Factor XIIa inhibitor program and other preclinical activities.

General and Administrative Expenses. General and administrative expenses increased $4.5 million primarily due to increases in employee related expenses of $3.3 million, commercial strategy expenses of $0.7 million, professional fees of $0.3 million, supply chain expenses of $0.1 million, and public company expenses of $0.1 million. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company and the planned eventual commercialization of sebetralstat.

Other Income. Other income decreased $1.0 million primarily due to a decrease of $3.0 million in income from research and development tax credits as a result of the tax credit rate change in April 2023. This decrease was offset by increases to realized gains from available for sale securities of $1.0 million, and increases to interest income of $1.0 million.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales and have incurred losses since inception and cash outflows from operating activities for the three months ended October 31, 2023 and 2022. We have funded operations primarily through the issuance of capital stock and pre-funded warrants. Our working capital, primarily cash and marketable securities, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued.

In May 2021, we entered into the Sales Agreement through which we may offer and sell shares of our common stock having an aggregate offering of up to $100.0 million through Cantor Fitzgerald & Co., as our sales agent. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the Sales Agreement. During the six months ended October 31, 2023, we did not offer or sell any shares under the Sales Agreement.

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

Cash Flows

The following table shows a summary of the net cash flow activity for the six months ended October 31, 2023 and 2022 (in thousands):

	Six Months Ended
	October 31,
	2023	2022

Cash flows used in operating activities	$(46,555)	$(43,336)
Cash flows provided by investing activities	48,169	50,142
Cash flows provided by financing activities	332	336
Effect of exchange rate changes on cash and cash equivalents	(518)	711
Net increase (decrease) in cash and cash equivalents	$1,428	$7,853

Net cash used in operating activities

Net cash used in operating activities was $46.6 million for the six months ended October 31, 2023 and primarily consisted of a net loss of $53.0 million adjusted for stock-based compensation of $6.5 million, an increase in the research and development tax credit receivable of $4.1 million, realized gains from available for sale securities of $0.9 million, a decrease in prepaid expenses and other assets of $0.8 million and other changes in net working capital. The research and development tax credit receivable increased due to the accrual of tax credits in the six months ended October 31, 2023. Net cash used in operating activities was $43.3 million for the six months ended October 31, 2022 and primarily consisted of a net loss of $45.3 million adjusted for stock-based compensation of $5.1 million, an increase in the research and development tax credit receivable of $7.1 million, a decrease in prepaid expenses and other assets of $3.7 million, and other changes in net working capital.

Net cash provided by investing activities

Net cash provided by investing activities for the six months ended October 31, 2023 was $48.2 million and primarily consisted of the sales and maturities of marketable securities of $77.9 million offset by purchases of marketable securities of $29.5 million, as compared to $50.1 million provided by investing activities during the same period in the prior year primarily due to the sales and maturities of marketable securities of $61.4 million offset by purchases of marketable securities of $10.1 million.

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended October 31, 2023 was $0.3 million and consisted of the issuance of common stock from equity incentive plans, compared to $0.3 million in the same period in the prior year which also consisted of the issuance of common stock from equity incentive plans.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, filed with the SEC on July 10, 2023. We are party to several operating leases for office and laboratory space as of October 31, 2023.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2023.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

Not applicable.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, dated April 14, 2015, as amended September 26, 2023.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KALVISTA PHARMACEUTICALS, INC.

Date: December 7, 2023	By:	/s/ T. Andrew Crockett
T. Andrew Crockett Chief Executive Officer (Principal Executive Officer)

Date: December 7, 2023	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko President, Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)