Form 10-Q
period 2024-01-31
KalVista Pharmaceuticals, Inc.
filed 2024-03-11
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2024

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

As of March 8, 2024, the registrant had 42,188,296 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	January 31,	April 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$23,056	$56,238
Marketable securities	52,530	93,137
Research and development tax credit receivable	23,011	16,568
Prepaid expenses and other current assets	5,506	6,383
Total current assets	104,103	172,326
Property and equipment, net	2,423	2,948
Right of use assets	7,045	7,822
Other assets	397	106
Total assets	$113,968	$183,202
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,101	$4,817
Accrued expenses	14,840	9,128
Lease liability - current portion	1,187	1,087
Total current liabilities	19,128	15,032
Long-term liabilities:
Lease liability - net of current portion	6,257	7,145
Total long-term liabilities	6,257	7,145
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 34,595,623 at January 31, 2024 and 34,171,138 at April 30, 2023	34	34
Additional paid-in capital	516,920	507,133
Accumulated deficit	(425,077)	(343,082)
Accumulated other comprehensive loss	(3,294)	(3,060)
Total stockholders’ equity	88,583	161,025
Total liabilities and stockholders’ equity	$113,968	$183,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	22,523	20,063	60,919	56,325
General and administrative	10,628	6,882	31,071	22,818
Total operating expenses	33,151	26,945	91,990	79,143
Operating loss	(33,151)	(26,945)	(91,990)	(79,143)
Other income:
Interest income	684	732	2,383	1,424
Foreign currency exchange gain (loss)	1,120	597	277	(237)
Other income	2,319	4,313	7,335	11,354
Total other income	4,123	5,642	9,995	12,541
Net loss	$(29,028)	$(21,303)	$(81,995)	$(66,602)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(46)	1,128	(373)	(573)
Unrealized holding gain on marketable securities	438	658	1,270	808
Reclassification adjustment for realized (gain) loss on marketable securities included in net loss	(221)	(1)	(1,130)	84
Other comprehensive gain (loss)	171	1,785	(233)	319
Comprehensive loss	$(28,857)	$(19,518)	$(82,228)	$(66,283)
Net loss per share to common stockholders, basic and diluted	$(0.84)	$(0.75)	$(2.37)	$(2.58)
Weighted average common shares outstanding, basic and diluted	34,723,379	28,278,453	34,567,853	25,810,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Nine Months Ended January 31, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2023	34,171,138	$34	$507,133	$(343,082)	$(3,060)	$161,025
Issuance of common stock from equity incentive plans	35,313	—	204	—	—	204
Release of restricted stock units	60,144	—	—	—	—	—
Stock-based compensation expense	—	—	3,254	—	—	3,254
Net loss	—	—	—	(25,317)	—	(25,317)
Foreign currency translation gain	—	—	—	—	91	91
Unrealized holding gain from marketable securities	—	—	—	—	392	392
Reclassification adjustment for realized gain on marketable securities included in net loss	—	—	—	—	(314)	(314)
Balance at July 31, 2023	34,266,595	$34	$510,591	$(368,399)	$(2,891)	$139,335
Issuance of common stock from equity incentive plans	18,000	—	128	—	—	128
Release of restricted stock units	136,863	—	—	—	—	—
Stock-based compensation expense	—	—	3,207	—	—	3,207
Net loss	—	—	—	(27,650)	—	(27,650)
Foreign currency translation loss	—	—	—	—	(419)	(419)
Unrealized holding gain from marketable securities	—	—	—	—	440	440
Reclassification adjustment for realized gain on marketable securities included in net loss	—	—	—	—	(595)	(595)
Balance at October 31, 2023	34,421,458	$34	$513,926	$(396,049)	$(3,465)	$114,446
Issuance of common stock from equity incentive plans	36,914	—	283	—	—	283
Release of restricted stock units	137,251	—	—	—	—	—
Stock-based compensation expense	—	—	2,711	—	—	2,711
Net loss	—	—		(29,028)		(29,028)
Foreign currency translation loss	—	—	—	—	(46)	(46)
Unrealized holding gain from marketable securities	—	—	—	—	438	438
Reclassification adjustment for realized gain on marketable securities included in net loss	—	—	—	—	(221)	(221)
Balance at January 31, 2024	34,595,623	$34	$516,920	$(425,077)	$(3,294)	$88,583

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Nine Months Ended January 31, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at May 1, 2022	24,550,748	$25	$439,104	$(250,175)	$(3,861)	$185,093
Issuance of common stock from equity incentive plans	20,124	—	168	—	—	168
Stock-based compensation expense	—	—	2,642	—	—	2,642
Net loss	—	—	—	(23,042)	—	(23,042)
Foreign currency translation loss	—	—	—	—	(403)	(403)
Unrealized holding gain from marketable securities	—	—	—	—	98	98
Reclassification adjustment for realized loss on marketable securities included in net loss	—	—	—	—	16	16
Balance at July 31, 2022	24,570,872	$25	$441,914	$(273,217)	$(4,150)	$164,572
Issuance of common stock from equity incentive plans	31,151	—	168	—	—	168
Stock-based compensation expense	—	—	2,506	—	—	2,506
Net loss	—	—	—	(22,257)	—	(22,257)
Foreign currency translation loss	—	—	—	—	(1,297)	(1,297)
Unrealized holding gain from marketable securities	—	—	—	—	52	52
Reclassification adjustment for realized loss on marketable securities included in net loss	—	—	—	—	69	69
Balance at October 31, 2022	24,602,023	$25	$444,588	$(295,474)	$(5,326)	$143,813
Issuance of common stock from equity incentive plans	41,540	—	146	—	—	146
Issuance of common stock, net of issuance costs of $0.3 million	9,484,199	9	56,573	—	—	56,582
Issuance of pre-funded warrants for the purchase of common stock, net of issuance costs	—	—	1,085	—	—	1,085
Stock-based compensation expense	—	—	2,333	—	—	2,333
Net loss	—	—	—	(21,303)	—	(21,303)
Foreign currency translation gain	—	—	—	—	1,128	1,128
Unrealized holding gain from marketable securities	—	—	—	—	658	658
Reclassification adjustment for realized gain on marketable securities included in net loss	—	—	—	—	(1)	(1)
Balance at January 31, 2023	34,127,762	$34	$504,725	$(316,777)	$(3,541)	$184,441

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	January 31,
	2024	2023
Cash flows from operating activities
Net loss	$(81,995)	$(66,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	597	530
Stock-based compensation expense	9,172	7,481
Realized (gain) loss from sale of marketable securities	(1,130)	84
Non-cash operating lease expense	(11)	52
Amortization of premium on marketable securities	88	890
Foreign currency exchange loss (gain)	596	(1,339)
Changes in operating assets and liabilities:
Research and development tax credit receivable	(6,215)	2,049
Prepaid expenses and other assets	906	4,440
Accounts payable	(1,778)	(1,911)
Accrued expenses	5,644	1,701
Net cash used in operating activities	(74,126)	(52,625)
Cash flows from investing activities
Purchases of marketable securities	(47,687)	(63,757)
Sales and maturities of marketable securities	89,475	112,509
Acquisition of property and equipment	(27)	(1,127)
Website development costs	(294)	-
Net cash provided by investing activities	41,467	47,625
Cash flows from financing activities
Issuance of common stock from equity incentive plans	616	482
Issuance of common stock, net of offering expenses of $0.3 million	-	56,582
Issuance of pre-funded warrants, net of offering expenses	-	1,085
Net cash provided by financing activities	616	58,149
Effect of exchange rate changes on cash and cash equivalents	(1,139)	1,168
Net (decrease) increase in cash and cash equivalents	(33,182)	54,317
Cash and cash equivalents at beginning of period	56,238	30,732
Cash and cash equivalents at end of period	$23,056	$85,049
Supplemental disclosures of non-cash activities:
Right of use assets obtained in exchange for operating lease liabilities	$-	$1,192

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

In February 2024, the Company announced topline data from the Phase 3 KONFIDENT clinical trial evaluating the safety and efficacy of sebetralstat as the first potential oral, on-demand therapy for HAE. KONFIDENT was the largest and most representative trial ever conducted in HAE, enrolling a total of 136 patients from 66 clinical sites across 20 countries. Eligible participants included adolescents, patients using long-term prophylaxis, and the trial evaluated all attack severities and locations.

The clinical trial met all primary and key secondary endpoints and demonstrated a favorable safety profile. Primary and key secondary endpoints were analyzed in a fixed, hierarchical sequence and adjusted for multiplicity. HAE attacks treated with both 300 mg and 600 mg of sebetralstat achieved the primary endpoint of beginning of symptom relief significantly faster than placebo (p<0.0001 for 300 mg, p=0.0013 for 600 mg). The median time to beginning of symptom relief was 1.6 hours with sebetralstat 300 mg, 1.8 hours with sebetralstat 600 mg and 6.7 hours with placebo. Key secondary endpoints showed that attacks treated with sebetralstat 300 mg or 600 mg achieved a significantly faster time to reduction in attack severity from baseline, compared to placebo (p=0.0036 for 300 mg and p=0.0032 for 600 mg). Attacks treated with sebetralstat 300 mg or 600 mg demonstrated a significantly faster time to complete attack resolution, compared to placebo (p=0.0022 for 300 mg and p<0.0001 for 600 mg). The KONFIDENT trial had no patient withdrawals due to an adverse event and no treatment-related serious adverse events (SAEs). Consistent with previous studies, sebetralstat was well-tolerated, with a safety profile similar to placebo.

The Company anticipates submitting a New Drug Application (“NDA”) for sebetralstat to the FDA in the first half of 2024. The Company also expects to file for approval in the European Union (“E.U.”) and Japan later in 2024.

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

To date, the Company has not generated any product sales revenues and does not have any products that have been approved for commercialization. As of January 31, 2024, the Company had an accumulated deficit of $425.1 million and $75.6 million of cash, cash equivalents and marketable securities. The Company does not expect to generate significant revenue unless and until it obtains regulatory approval for, and commercializes, one of its current or future product candidates. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to increase as it continues the development of, and seeks regulatory approvals for, product candidates, and begins to commercialize any approved products. The Company is subject to all of the risks inherent in the development of new therapeutic products, and it may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect its business.

On February 14, 2024, the Company entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated, and Cantor Fitzgerald & Co., as the representatives of several underwriters to sell an aggregate of 7,016,312 shares of the Company’s common stock at price of $15.25 per share and pre-funded warrants to purchase up to 3,483,688 shares of common stock at a price of $15.249 per pre-funded warrant (the "Underwritten Offering"). The net proceeds from the Underwritten Offering, after deducting estimated expenses, were approximately $150.1 million.

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

Potential dilutive common share equivalents consist of:

	January 31,
	2024	2023
Stock options and awards	6,229,313	5,386,625

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

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of January 31, 2024 and April 30, 2023 (in thousands):

				Balance at
	Level 1	Level 2	Level 3	January 31, 2024
Cash equivalents	$57	$—	$—	$57
Marketable securities:
Corporate debt securities	—	48,339	—	48,339
U.S. government agency securities	—	4,191	—	4,191
	$57	$52,530	$—	$52,587

				Balance at
	Level 1	Level 2	Level 3	April 30, 2023
Cash equivalents	$31,507	$—	$—	$31,507
Marketable securities:
Corporate debt securities	—	77,967	—	77,967
U.S. government agency securities	—	15,170	—	15,170
	$31,507	$93,137	$—	$124,644

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

The following tables summarize the fair values of the Company’s investments by type as of January 31, 2024 and April 30, 2023 (in thousands):

	January 31, 2024
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$47,827	$525	$(13)	$48,339
Obligations of the U.S. Government and its agencies	4,178	13	—	4,191
Total	$52,005	$538	$(13)	$52,530

	April 30, 2023
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$77,768	$367	$(168)	$77,967
Obligations of the U.S. Government and its agencies	15,094	76		15,170
Total	$92,862	$443	$(168)	$93,137

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

As of January 31, 2024, unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were insignificant.

The following table summarizes the scheduled maturity for the Company’s marketable securities at January 31, 2024 (in thousands):

January 31, 2024
Maturing in one year or less	$30,047
Maturing after one year through two years	13,516
Maturing after two years through three years	8,967
Total	$52,530

4. Accrued Expenses

Accrued expenses consisted of the following as of January 31, 2024 and April 30, 2023 (in thousands):

	January 31,	April 30,
	2024	2023
Accrued compensation	$5,465	$4,207
Accrued research expense	7,993	3,817
Accrued professional fees	1,247	906
Other accrued expenses	135	198
	$14,840	$9,128

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of January 31, 2024 and April 30, 2023 (in thousands):

	January 31,	April 30,
	2024	2023
Prepaid preclinical and clinical activities	$1,871	$1,724
Other prepaid expenses	2,964	2,583
Interest and other receivables	408	654
VAT receivable	263	1,422
Total prepaid expenses and other current assets	$5,506	$6,383

6. Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has contractual obligations related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining clinical commitments, which have cancellation provisions, total $23.3 million at January 31, 2024.

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

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at January 31, 2024.

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

Total rent expense was approximately $1.4 million and $1.4 million for the nine months ended January 31, 2024 and 2023, respectively and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of January 31, 2024 (in thousands):

Years ending April 30,	Operating Leases
2024	$438
2025	1,775
2026	1,813
2027	1,851
2028	1,847
Thereafter	1,537
Total minimum lease payments	9,261
Less amounts representing interest	1,817
Present value of minimum payments	7,444
Current portion	1,187
Long-term portion	$6,257

Note 8. Subsequent Events

In February 2024, the achievement of the performance metric for certain performance-based restricted stock units (“PSUs”) granted in March 2022 and January 2024 with performance criteria based on positive data for the sebetralstat phase 3 KONFIDENT clinical trial were certified by the Compensation Committee of the Company’s Board of Directors (the "Board"). Consequently, 360,000 of these PSUs vested on February 11, 2024 and 76,667 PSUs vested on February 17, 2024. The PSUs were granted under the 2017 Equity Incentive Plan with a grant date fair value of $15.39 for the March 2022 grants and $12.71 for the January 2024 grants.

On February 14, 2024, the Company terminated its “at-the-market” program and sales agreement with Cantor Fitzgerald & Co., under which the Company could, from time to time, offer and sell shares of its common stock having an aggregate offering value of up to $100.0 million. Prior to delivering the written notice, no shares of Company common stock were offered or sold pursuant to this “at-the-market” offering with Cantor Fitzgerald & Co.

Also on February 14, 2024, the Company entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated, and Cantor Fitzgerald & Co., as the representatives of several underwriters to sell an aggregate of 7,016,312 shares of the Company’s common stock at price of $15.25 per share and pre-funded warrants to purchase up to 3,483,688 shares of the Company’s common stock at a price of $15.249 per pre-funded warrant. The net proceeds from the Underwritten Offering, after deducting estimated expenses, were approximately $150.1 million.

On March 6, 2024, the Board appointed Benjamin L. Palleiko, the Company’s President, Chief Business Officer and Chief Financial Officer, as its Chief Executive Officer and principal executive officer. Mr. Palleiko will remain the Company’s principal financial officer. Mr. Palleiko was also appointed to the Board as a Class I director. Additionally, on March 6, 2024, T. Andrew Crockett announced his resignation from his position as the Chief Executive Officer and from his position on the Board, effective immediately. Mr. Crockett’s resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

In February 2024, we announced topline data from the Phase 3 KONFIDENT clinical trial to evaluate the safety and efficacy of sebetralstat as the first potential oral, on-demand therapy for HAE. KONFIDENT was the largest and most representative trial ever conducted in HAE, enrolling a total of 136 patients from 66 clinical sites across 20 countries. Eligible participants included adolescents, patients using long-term prophylaxis, and the trial evaluated all attack severities and locations.

The clinical trial met all primary and key secondary endpoints and demonstrated a favorable safety profile. Primary and key secondary endpoints were analyzed in a fixed, hierarchical sequence and adjusted for multiplicity. HAE attacks treated with both 300 mg and 600 mg of sebetralstat achieved the primary endpoint of beginning of symptom relief significantly faster than placebo (p<0.0001 for 300 mg, p=0.0013 for 600 mg). The median time to beginning of symptom relief was 1.61 hours with sebetralstat 300 mg, 1.79 hours with sebetralstat 600 mg and 6.72 hours with placebo. Both key secondary endpoints were met; attacks treated with sebetralstat 300 mg or 600 mg achieving a significantly faster time to a reduction in attack severity from baseline (p=0.0036 for 300 mg and p=0.0032 for 600 mg) and a significantly faster time to complete attack resolution (p=0.0022 for 300 mg and p<0.0001 for 600 mg) compared to placebo. The KONFIDENT trial had no patient withdrawals due to an adverse event and no treatment-related serious adverse events (SAEs). Consistent with previous studies, sebetralstat was well-tolerated, with a safety profile similar to placebo.

We anticipate submitting a New Drug Application (“NDA”) for sebetralstat to the FDA in the first half of 2024. We also expect to file for approval in the European Union (“E.U.”) and Japan later in 2024.

In addition, we are conducting preclinical development of novel, oral Factor XIIa (“Factor XIIa”) inhibitors, which we are initially advancing to provide a next generation of HAE therapeutics. Factor XIIa also offers the opportunity for future expansion into other high unmet need indications in therapeutic areas outside HAE.

In August 2022, we initiated KONFIDENT-S, a two-year open-label extension trial assessing the long-term safety and tolerability of sebetralstat. In addition, this study is examining the potential use of sebetralstat as short-term prophylaxis in the setting of medical and dental procedures, where HAE attacks are known to be triggered. KONFIDENT-S continues to enroll patients, and we expect to provide a robust safety database to support the planned NDA filing. In total, more than 800 attacks have been treated across KONFIDENT and KONFIDENT-S to date, and KONFIDENT-S includes numerous patients who have taken multiple doses for treatment. We also are developing an oral disintegrating tablet (“ODT”) formulation of sebetralstat and have received FDA feedback on our proposed development program to support a supplemental NDA submission, which did not include a requirement to conduct efficacy trials. We anticipate that the ODT formulation will follow the expected initial launch formulation in the U.S. and E.U. and may become the initial launch formulation in other geographies.

Sebetralstat has received Fast Track and Orphan Drug designations from the FDA, as well as Orphan Drug Designation and an approved Pediatric Investigational Plan from the European Medicines Agency (EMA). In November 2023, sebetralstat was granted Orphan Drug Status in Switzerland. In February 2024, the UK Medicines and Healthcare products Regulatory Agency (MHRA) awarded the Innovation Passport for sebetralstat.

Our oral Factor XIIa inhibitor program targets an enzyme that plays a key role in HAE, as the most upstream mechanism in the biochemical pathway that initiates HAE attacks. For this reason, we believe that inhibition of Factor XIIa will block the underlying mediators of HAE attacks, including the uncontrolled generation of both plasma kallikrein and bradykinin which lead to swelling and pain. Clinical studies of an injectable Factor XIIa-inhibitory antibody have demonstrated a high degree of efficacy in preventing HAE attacks, and there are no known safety implications of long-term inhibition of this enzyme. We believe that our program has the potential to be the first orally delivered Factor XIIa inhibitor to enter clinical development, initially for HAE and over time for additional indications that are supported by scientific evidence. We continue to progress multiple compounds through the discovery phase. Concurrently, we have presented preclinical data supporting potential development in HAE as well as thrombosis and inflammation.

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

On February 14, 2024, we terminated our “at-the-market” program and sales agreement with Cantor Fitzgerald & Co., under which we could, from time to time, offer and sell shares of our common stock having an aggregate offering value of up to $100.0 million. Prior to delivering the written notice, no shares of our common stock were offered or sold pursuant to this “at-the-market” offering with Cantor Fitzgerald & Co.

On February 14 2024, we entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated, and Cantor Fitzgerald & Co., as the representatives of several underwriters to sell an aggregate of 7,016,312 shares of our common stock at price of $15.25 per share and pre-funded warrants to purchase up to 3,483,688 shares of common stock at a price of $15.249 per pre-funded warrant (the "Underwritten Offering"). The net proceeds from the Underwritten Offering, after deducting estimated expenses, were approximately $150.1 million.

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

Income Taxes

We historically have incurred net losses and had no corporation tax liabilities. We file U.S. Federal tax returns, as well as certain state returns. We also file returns in the United Kingdom. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. Because of the operating losses and the full valuation allowance provided on all deferred tax assets, including the net operating loss carry forward, no income tax provision has been recognized in the three and nine months ended January 31, 2024.

For tax purposes, pursuant to the Tax Cuts and Jobs Act of 2017, the Company is required to capitalize and subsequently amortize all R&D expenditures over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. The Company adopted ASU 2019-12 as of January 1, 2022.

Results of Operations

Comparison of the three months ended January 31, 2024 and 2023

The following table sets forth the key components of our results of operations for the three months ended January 31, 2024 and 2023 (in thousands):

	Three Months Ended
	January 31,		Increase
	2024	2023	(decrease)

Revenue	$—	$—	$—
Operating expenses
Research and development expenses	22,523	20,063	2,460
General and administrative expenses	10,628	6,882	3,746
Other income
Interest, exchange rate gain and other income	4,123	5,642	(1,519)

Revenue. No revenue was recognized in the quarters ended January 31, 2024 or 2023.

Research and Development Expenses. Research and development expenses increased $2.5 million due to increases in spending on personnel costs of $0.7 million and sebetralstat spending of $3.0 million, offset by decreases in spending on KVD824 of $1.8 million and preclinical and other activities of $0.5 million compared to the same period in the prior fiscal year. The impact of exchange rates on research and development expenses resulted in an increase to expenses of $0.7 million in the three months ended January 31, 2024 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	January 31,		Increase
	2024	2023	(decrease)

Program-specific costs
Sebetralstat	$10,836	$7,792	$3,044
KVD824	29	1,802	(1,773)
Unallocated costs
Personnel	6,794	6,116	678
Preclinical and other activities	4,864	4,353	511
Total	$22,523	$20,063	$2,460

Expenses for the sebetralstat program increased primarily due to the Phase 3 KONFIDENT and KONFIDENT-S trials. We anticipate that these expenses will remain at or slightly below current levels due to the completion of the Phase 3 KONFIDENT trial in

February 2024, while the KONFIDENT-S trial continues to enroll participants and we initiate other clinical studies to support the expansion of the sebetralstat commercial opportunity.

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

Expenses for preclinical and other activities increased primarily due to spending in support of HAE awareness within the medical community. We anticipate that these expenses will continue at or above current levels as we continue development on the oral Factor XIIa inhibitor program and other preclinical activities.

General and Administrative Expenses. General and administrative expenses increased by $3.7 million primarily due to increases in employee related expenses of $2.5 million, commercial planning expenses of $1.1 million, and travel expenses of $0.1 million. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company and the planned commercialization of sebetralstat.

Other Income. Other income decreased $1.5 million primarily due to a decrease of $2.2 million in income from research and development tax credits, offset by an increase in foreign currency exchange rate gains of $0.5 million from transactions denominated in foreign currencies in our U.K. subsidiary, and an increase in realized gain from marketable securities of $0.2 million. The decrease in income from research and development credits was driven by the U.K. government's changes to the research and development tax credit program which reduced the payable tax credit of approximately 33.4% of eligible research and development expenditures to 18.6% after April 1, 2023. Additionally, the cash rebate for subcontracted research expenditures are eligible for decreased from approximately 21.7% to 12.1% after April 1, 2023.

Comparison of the nine months ended January 31, 2024 and 2023

The following table sets forth the key components of our results of operations for the nine months ended January 31, 2024 and 2023 (in thousands):

	Nine Months Ended
	January 31,		Increase
	2024	2023	(decrease)

Revenue	$—	$—	$—
Operating expenses
Research and development expenses	60,919	56,325	4,594
General and administrative expenses	31,071	22,818	8,253
Other income
Interest, exchange rate gain and other income	9,995	12,541	(2,546)

Revenue. No revenue was recognized in the six months ended January 31, 2024 or 2023.

Research and Development Expenses. Research and development expenses increased $4.6 million due to an increase in spending on sebetralstat of $9.7 million and an increase in personnel costs of $2.2 million, offset by decreases in spending on KVD824 of $6.3 million and preclinical activities of $1.1 million as compared to the same period in the prior fiscal year. The impact of exchange rates on research and development expenses resulted in an increase to expenses of $2.1 million in the nine months ended January 31, 2024 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Nine Months Ended
	January 31,		Increase
	2024	2023	(decrease)

Program-specific costs
Sebetralstat	$27,782	$18,094	$9,688
KVD824	755	7,031	(6,276)
Unallocated costs
Personnel	19,978	17,746	2,232
Preclinical activities	12,404	13,454	(1,050)
Total	$60,919	$56,325	$4,594

Expenses for the sebetralstat program increased primarily due to the Phase 3 KONFIDENT and KONFIDENT-S trials. We anticipate that these expenses will remain at or slightly below current levels due to the completion of the Phase 3 KONFIDENT trial in February 2024, while KONFIDENT-S continues to enroll participants and we initiate other clinical studies to support the expansion of the sebetralstat commercial opportunity

Expenses for KVD824 decreased due to the termination of the Phase 2 KOMPLETE clinical trial in October 2022. We anticipate that these expenses will cease in the near term as we do not anticipate any further development of KVD824.

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

General and Administrative Expenses. General and administrative expenses increased $8.3 million primarily due to increases in employee related expenses of $5.9 million, commercial planning expenses of $1.8 million, professional fees of $0.3 million, supply chain expenses of $0.1 million, and travel expenses of $0.2 million. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company and the planned commercialization of sebetralstat.

Other Income. Other income decreased $2.5 million primarily due to a decrease of $5.2 million in income from research and development tax credits as a result of the tax credit rate change in April 2023. This decrease was offset by increases to realized gains from available for sale securities of $1.2 million, an increase to interest income of $1.0 million, and an increase in foreign currency exchange rate gains of $0.5 million from transactions denominated in foreign currencies in our U.K. subsidiary.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales and have incurred losses since inception and cash outflows from operating activities for the nine months ended January 31, 2024 and 2023. We have funded operations primarily through the issuance of capital stock and pre-funded warrants. Our working capital, primarily cash and marketable securities, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued.

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

In February 2024, we entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated, and Cantor Fitzgerald & Co., as the representatives of several underwriters to sell an aggregate of 7,016,312 shares of our common stock at price of $15.25 per share and pre-funded warrants to purchase up to 3,483,688 shares of common stock at a price of $15.249 per pre-funded warrant. The net proceeds from the Underwritten Offering, after deducting estimated expenses, were approximately $150.1 million.

Cash Flows

The following table shows a summary of the net cash flow activity for the nine months ended January 31, 2024 and 2023 (in thousands):

	Nine Months Ended
	January 31,
	2024	2023

Cash flows used in operating activities	$(74,126)	$(52,625)
Cash flows provided by investing activities	41,467	47,625
Cash flows provided by financing activities	616	58,149
Effect of exchange rate changes on cash and cash equivalents	(1,139)	1,168
Net increase (decrease) in cash and cash equivalents	$(33,182)	$54,317

Net cash used in operating activities

Net cash used in operating activities was $74.1 million for the nine months ended January 31, 2024 and primarily consisted of a net loss of $82.0 million adjusted for stock-based compensation of $9.2 million, an increase in the research and development tax credit receivable of $6.2 million, realized gains from available for sale securities of $1.1 million, a decrease in prepaid expenses and other assets of $0.9 million and other changes in net working capital. The research and development tax credit receivable increased due to the accrual of tax credits in the nine months ended January 31, 2024. Net cash used in operating activities was $52.6 million for the nine months ended January 31, 2023 and primarily consisted of a net loss of $66.6 million adjusted for stock-based compensation of $7.5 million, a decrease in the research and development tax credit receivable of $2.1 million, a decrease in prepaid expenses and other assets of $4.4 million, and other changes in net working capital.

Net cash provided by investing activities

Net cash provided by investing activities for the nine months ended January 31, 2024 was $41.5 million and primarily consisted of the sales and maturities of marketable securities of $89.5 million offset by purchases of marketable securities of $47.7 million, as compared to $47.6 million provided by investing activities during the same period in the prior year primarily due to the sales and maturities of marketable securities of $112.5 million offset by purchases of marketable securities of $63.8 million.

Net cash provided by financing activities

Net cash provided by financing activities during the nine months ended January 31, 2024 was $0.6 million and consisted of the issuance of common stock from equity incentive plans, compared to $58.2 million in the same period in the prior year which primarily consisted of $57.7 million in net proceeds from the December 2022 registered direct offering of common stock and pre-funded warrants.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, filed with the SEC on July 10, 2023. We are party to several operating leases for office and laboratory space as of January 31, 2024.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of January 31, 2024.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

Not applicable.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(c) Insider Trading Arrangements and Policies

In the third quarter of fiscal 2024, the following trading plans were adopted or terminated:

Name	Title	Action	Date	Intended to satisfy the affirmative defense of Rule 10b5-1?	Expiration Date	Total Amount of Common Stock to be Sold Under the Plan
Chris Yea	Chief Development Officer	Adopted	December 21, 2023	Yes(1)	March 31, 2025	50,000

(1)
The 10b5-1 plan included a representation from the officer to the broker administering the plan that they were not in possession of any material nonpublic information regarding the Company or the securities subject to the plan. A similar representation was made to the Company in connection with the adoption of the plan under the Company’s insider trading policy. Those representations were made as of the date of adoption of the 10b5-1 plan, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the director/officer was unaware, or with respect to any material nonpublic information acquired by the director/officer or the Company after the date of the representation.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Form of Pre-Funded Warrant					X

31.1

Certification of Chief Executive Officer (Principal Executive and Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X

32.1#	Certification of Chief Executive Officer (Principal Executive and Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

# This certification is deemed not filed for purpose of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALVISTA PHARMACEUTICALS, INC.

Date: March 11, 2024	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Executive Officer (Principal Executive, Financial and Accounting Officer)