Form 10-K
period 2024-04-30
KalVista Pharmaceuticals, Inc.
filed 2024-07-11
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2024

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

The aggregate market value of common stock held by non-affiliates of the registrant calculated based on the closing price of $8.49 of the registrant’s common stock as reported on The NASDAQ Global Market on October 31, 2023, the last business day of the registrant’s most recently completed second quarter, was approximately $273,160,000.

The number of shares of Registrant’s Common Stock outstanding as of June 25, 2024 was 42,735,647.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in responses to Part III of Form 10-K is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2024. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended April 30, 2024.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. These forward-looking statements may include, but are not limited to, statements regarding our current and future nonclinical, preclinical and clinical development activities, macroeconomic conditions, including rising inflation and fluctuating interest rates, labor shortages, supply chain issues, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto and global regional conflicts, our future results of operations and financial position, business strategy, market size, potential growth opportunities, the efficacy and safety profile of our product candidates, expected timing and results of our clinical trials, and receipt and timing of potential regulatory designations, approval and commercialization of product candidates. In some cases, forward-looking statements may be identified by terminology such as “believe,” “may,” “will,” “should,” “predict,” “goal,” “strategy,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions and variations thereof. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Item 1. Business.

Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of drug therapies for diseases with significant unmet need. We have used our capabilities to develop sebetralstat, a novel, small molecule plasma kallikrein inhibitor targeting the disease hereditary angioedema (“HAE”). In June 2024, we announced that we have filed a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) seeking marketing approval of sebetralstat as the first oral, on-demand therapy for HAE. We also are conducting preclinical development on a novel, oral, Factor XIIa inhibitor program.

HAE is a rare and potentially life-threatening, genetically-driven disease that features episodes of debilitating and often painful swelling in the skin, gastrointestinal tract or airways. Although multiple therapies have been approved for the disease, we believe people living with HAE are in need of alternatives that better meet their objectives for quality of life and ease of disease control. Other than one oral therapy approved for prophylaxis, currently marketed therapies are all administered by injection, which patients find challenging despite their efficacy because they are painful, time consuming to prepare and administer, and difficult to transfer and store. As a result, many attacks are treated too late to prevent significant symptoms, and a large percentage aren’t treated at all, leading to needless suffering. We anticipate that there will be strong interest in a safe and effective, orally delivered on-demand treatment, which would provide patients a new and compelling option with which to treat their disease.

Our belief that there could be a fundamental shift in the manner in which HAE is managed is based upon extensive and continuing research we conduct with patients, physicians and payers. We have conducted research to further understand the process that people living with HAE follow when determining what therapy to use, how they treat their attacks and how often they do so. Notably, we have discovered that although people living with HAE understand that treating attacks early will reduce severity and duration, they routinely delay treatment of attacks, often waiting for them to become severe, to avoid the pain and inconvenience of injectable on-demand treatments. Compounding this delay, patients carry their on-demand treatment only one-third of the time when leaving home. We have also learned from many physicians that the challenges associated with injectables often lead to the use of prophylaxis as an alternative, even among patients with a low frequency of attacks.. Patient surveys have indicated to us that if provided with an oral on-demand therapy, most would carry treatment with them all of the time, would treat the vast majority of their attacks, and would treat their attacks far earlier.

In February 2024, we announced positive results from the phase 3 KONFIDENT trial to evaluate the safety and efficacy of sebetralstat as the first potential oral, on-demand therapy for HAE. KONFIDENT was the largest and most representative trial ever conducted in HAE, enrolling a total of 136 patients from 66 clinical sites across 20 countries. Eligible participants included adults and adolescents 12 years of age and older, with or without using long-term prophylaxis, and with all attack severities and locations.

The clinical trial met all primary and key secondary endpoints and demonstrated a safety profile similar to placebo. Based upon these clinical trial results, we submitted a NDA for sebetralstat to the FDA in June 2024. This application seeks approval for sebetralstat as the first oral, on-demand HAE therapy for adults as well as adolescents ages 12 and above with HAE. We believe the adolescent population has a particularly high unmet need, as patients in this age group frequently experience an increase in attacks yet currently only have approved access to intravenously delivered therapies. Market Authorization Application (“MAA”) submissions to both the European Medicines Agency (“EMA”) and United Kingdom (“U.K.”) Medicines and Healthcare products Regulatory Agency (“MHRA”) are planned for Q3 2024 and a Japanese New Drug Application (“JNDA”) submission to the Japanese Pharmaceuticals and Medical Devices Agency (“JPMDA”) is planned for Q4 2024. Regulatory review timelines enable potential launches of sebetralstat in these territories in calendar 2025 and early 2026. To enable the broadest possible global availability of sebetralstat, if approved, we intend to engage commercial partners in other international markets, targeting select initial partners over the course of 2024.

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

In June 2024 we initiated a pediatric clinical trial (KONFIDENT-KID), using an orally disintegrating tablet (“ODT”) formulation of sebetralstat developed specifically for pediatric use. If approved, sebetralstat ODT would be the first oral therapy for pediatric patients aged 2 to 11 years old. In addition, sebetralstat would be only the second FDA-approved on-demand therapy of any type in this population. We also intend to begin conversion of adolescent and adult participants in the ongoing KONFIDENT-S study to an ODT formulation in Q4 2024, enabling a potential 2026 supplemental NDA (“sNDA”) approval by the FDA. If approved, the ODT formulation would provide people living with HAE with an additional novel option for oral on-demand treatment.

Sebetralstat has received fast track and orphan drug designations from the FDA, and orphan drug designation in the E.U. A Pediatric Investigational Plan (“PIP”) has also been approved by the EMA for sebetralstat. In November 2023, sebetralstat was granted orphan drug status in Switzerland. In February 2024, the U.K. MHRA awarded the Innovation Passport for sebetralstat.

We believe our preclinical oral Factor XIIa inhibitor program has the potential to be the first orally delivered Factor XIIa inhibitor for indications across a wide variety of therapeutic areas that are supported by scientific evidence. We recently announced an ongoing review of this program, to evaluate the potential for further progress and indications for future development, and we intend to make further decisions on this program following completion of this process.

Strategy

Key elements of our strategy include:

•
Apply our deep scientific expertise in the area of serine proteases to develop novel oral therapies for indications with high unmet need. We have assembled a team of chemists and biologists who have demonstrated the ability to design and formulate multiple drug candidate programs from a broad variety of chemical classes, as indicated by our extensive intellectual property portfolio. Our initial focus is specifically on development of oral plasma kallikrein inhibitors for HAE and Factor XIIa inhibitors for other indications; however, we believe our scientific capabilities also can be applied to other proteases to develop therapies for diseases with high unmet need.
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

We believe a further future market opportunity may exist in treatment of normal C1-INH HAE. Estimates of the size of this patient population vary widely, but we believe that given the significant disease burden of normal C1-INH HAE these patients could benefit from a safe and rapidly effective, oral on-demand plasma kallikrein inhibitor therapy. There are no therapies currently approved specifically for normal C1-INH HAE.

Sebetralstat

Evidence from studies using therapies approved for the treatment of acute HAE attacks shows that earlier treatment has a powerful impact on the efficacy outcomes, and treatment guidelines strongly recommend early treatment of attacks. Despite clear evidence that early treatment markedly reduces attack severity and duration, treatment is often delayed. In one outcome study of 207 HAE attacks, attack duration was 2.75-fold shorter when treatment was administered within one hour of attack onset (6.1 hours versus 16.8 hours (p<0.001)), yet treatment was administered more than one hour after attack onset in nearly 60% of attacks, and for 30% of attacks treatment was administered more than five hours after attack onset. We believe this delay in administration is due to many factors including the inconvenience of preparation and administration as well as the discomfort of injectable therapies. An oral therapy has the potential to overcome these limitations and lower the barrier for treatment for patients. We therefore believe that a safe, oral on-demand treatment has the potential to become a preferred alternative for patients currently using injectable treatments, including both acute and prophylactic therapies.

In February 2024, we announced positive results from the phase 3 KONFIDENT trial to evaluate the safety and efficacy of sebetralstat as the first potential oral, on-demand therapy for HAE. KONFIDENT was the largest and most representative trial ever conducted in HAE, enrolling a total of 136 patients from 66 clinical sites across 20 countries. Eligible participants included adults and adolescents 12 years of age or older, with or without using long-term prophylaxis, and with all attack severities and locations.

The clinical trial met all primary and key secondary endpoints and demonstrated a safety profile similar to placebo. Based upon these clinical trial results, we submitted an NDA for sebetralstat to the FDA in June 2024. This application seeks approval for sebetralstat as the first oral, on-demand HAE therapy for adults as well as adolescents ages 12 and above with HAE. MAA submissions to both EMA and MHRA are planned for Q3 2024 and JNDA submission to JPMDA are planned for Q4 2024.

Sebetralstat has received fast track and orphan drug designation from the FDA, and orphan drug designation in the E.U. A PIP has also been approved by the EMA for sebetralstat. In November 2023, sebetralstat was granted orphan drug status in Switzerland. In February 2024, the MHRA awarded the Innovation Passport for sebetralstat.

Competition

In treating HAE, we expect to face competition from several FDA-approved therapeutics for both prophylactic and on-demand usage. All current on-demand therapies are delivered either intravenously or by subcutaneous injection. Approved therapies include Takhzyro®, marketed by Takeda Pharmaceuticals Company Limited (“Takeda”) in the U.S. and Europe for the prevention of angioedema attacks in adults and adolescents; Firazyr, marketed by Takeda in the U.S., Europe and certain other geographic territories for the on-demand treatment of angioedema attacks in adult patients; Kalbitor, an injectable plasma kallikrein inhibitor marketed by Takeda for the on-demand treatment of attacks in adolescent and adult HAE patients; Berinert, marketed by CSL Behring for on-demand treatment of abdominal, facial or laryngeal attacks of HAE in adults and adolescents, and Haegarda, also marketed by CSL Behring, for prophylaxis; Ruconest, marketed by Pharming Group for the on-demand treatment of angioedema attacks in adult patients; and Orladeyo, an oral prophylactic treatment marketed by BioCryst Pharmaceuticals, Inc. Firazyr became available as a generic drug in 2019 and is sold by multiple companies as generic icatibant for on-demand usage. We are also aware of other companies that are engaged in the clinical development of potential HAE treatments, including Pharvaris GmbH, Intellia Therapeutics, Inc., BioMarin Pharmaceutical Inc., and Ionis Pharmaceuticals, Inc.

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

In the plasma kallikrein portfolio, as of April 30, 2024, we are the owner of, and intend to maintain, eight U.S. patents expiring between 2035 and 2049, absent any extensions, as well as six pending U.S. patent applications and one pending U.S. provisional application. Any patents issuing from the foregoing U.S. patent applications, or patents arising from applications claiming priority from the foregoing U.S. provisional applications, are expected to expire between 2035 and 2045, absent any adjustments or extensions. In the plasma kallikrein portfolio, as of April 30, 2024, we are the owner of, and intend to maintain, approximately 102 pending foreign applications and approximately 313 patents in foreign jurisdictions. Any issued foreign patents, patents issuing from these foreign patent applications, or patents arising from foreign applications claiming priority from U.S. provisional or foreign applications, are expected to expire between 2035 and 2045, absent any adjustments or extensions. In the plasma kallikrein portfolio, as of April 30, 2024, we also are the owner of, and intend to maintain, two pending international applications that, if issued, are expected to expire between 2043 and 2044, absent any adjustments or extensions.

Sebetralstat is an oral plasma kallikrein inhibitor, and is covered by U.S. patents, U.S. patent applications, U.S. provisional applications, and pending international applications, covering composition of matter, methods of treatment, solid form and clinical formulations. The anticipated expiration dates of these patents, patents arising from those applications, or patents arising from applications claiming priority from provisional applications range from 2035 to 2045, absent any adjustments or extensions. Sebetralstat is also covered by EPO patents, European patent applications, and expected European patent applications claiming priority from U.S. provisional applications, covering composition of matter, medical use, solid form and clinical formulations. The anticipated expiration dates of these European patents, European patents arising from applications, or European patents arising from applications claiming priority from U.S. provisional applications range from 2035 to 2045 absent any extensions.

In the FXIIa portfolio, as of April 30, 2024, we are the owner of, and intend to maintain, six pending U.S. patent applications, three pending U.S. provisional applications, three pending international applications, and approximately 110 pending foreign applications in multiple jurisdictions. Any patents issuing from the foregoing applications, or patents arising from applications claiming priority from U.S. provisional applications, in the FXIIa portfolio are expected to expire in between 2039 and 2045, absent any adjustments or extensions.

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

As of April 30, 2024, we are the owner of, and intend to maintain, trademark registrations for “KALVISTA” and separately for the K Design in the U.S., twelve foreign countries as well as all E.U. member states via an E.U. Trade Mark (a unitary right covering all twenty-seven member states of the E.U.). We also own pending trademark applications for “KALVISTA” and the K Design in multiple foreign countries.

We have also applied for registration of potential product names for sebetralstat. As of April 30,2024, we are the owner of, and intend to maintain, trademark registrations for the primary candidate name in the U.S., seven foreign countries as well as all E.U. member states via an E.U. Trade Mark. As of April 30, 2024, we are the owner of trademark registrations for the secondary candidate name in the U.S., eleven foreign countries, as well as all E.U. member states via an E.U. Trade Mark.

We are in the process of obtaining design patent protection in the U.S. and certain countries outside the U.S. for the appearance of some of our products. As of April 30, 2024, we are the owner of, and intend to maintain, one pending U.S. design patent application, and pending design patent applications in 20 foreign countries, as well as all E.U. member states via an International Design Application designating the E.U.

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

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves nonclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application (“IND”), which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically take many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into patients, the product is tested to assess safety, dosage tolerance, metabolism, pharmacokinetics, pharmacological actions, side effects associated with drug exposure, and to obtain early evidence of a treatment effect if possible. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, determine optimal dose and regimen, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain additional information about clinical effects and confirm efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit -risk relationship of the drug and to provide adequate information for the labeling of the product. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of the drug. In rare instances, a single Phase 3 trial may be sufficient when either (1) the trial is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) the single trial is supported by confirmatory evidence.

In addition, the manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing and distribution of the product may begin in the U.S. The NDA must include the results of all nonclinical, clinical, and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee unless a waiver applies. Under an approved NDA, the applicant is also subject to an annual program fee. These fees typically increase annually. An NDA for a drug that has been designated as an orphan drug is not subject to an application fee, unless the NDA includes an indication for other than a rare disease or condition. The FDA has 60 days from its receipt of an NDA to determine whether the application will be filed based on the FDA's determination that it is sufficiently complete to permit substantive review. Once the submission is filed, the FDA begins an in-depth review. The FDA has agreed to certain performance goals to complete the review of NDAs. Most applications are classified as Standard Review products that are reviewed within ten months of the date the FDA files the NDA; most applications classified as Priority Review are reviewed within six months of the date the FDA files the NDA. An NDA can be classified for Priority Review when the FDA determines the drug has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority reviews may be extended by the FDA for three or more additional months to consider certain late-submitted information or information intended to clarify information already provided in the NDA submission.

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

Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current Good Manufacturing Practices (“cGMP”) is satisfactory and the NDA contains data that provide evidence that the drug is safe and effective in the indication studied.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition — generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S., there is no reasonable expectation that the cost of developing, and making a product available in the U.S. for such disease or condition will be recovered from sales of the product.

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

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), NDAs, or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug with orphan product designation.

The Best Pharmaceuticals for Children Act (“BPCA”), provides a six-month extension of any patent or non-patent exclusivity for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities.

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

Certain changes to an approved drug, such as the approval of a new indication, the approval of a new strength, and the approval of a new condition of use, are associated with a three-year period of exclusivity from the date of approval during which FDA cannot approve an ANDA for a generic drug that includes the change. In some instances, an ANDA applicant may receive approval prior to expiration of the three-year exclusivity if the applicant seeks, and FDA permits, the omission of such exclusivity-protected information from the ANDA package insert. Orphan designation may extend the period of exclusivity.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the U.S., pharmaceutical and biotechnology company activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services (“CMS”) other divisions of the U.S. Department of Health and Human Services (“HHS”) (e.g., the Office of Inspector General and the Office for Civil Rights), the U.S. Department of Justice (“DOJ”) and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs, may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the federal false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act (“HIPAA”) and similar state laws, each as amended, as applicable.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, recommending or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federally funded healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and/or formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. In addition, the statutory exceptions and regulatory safe harbors are subject to change.

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

Federal civil and criminal false claims laws, including the federal civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the civil False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies' marketing of the product for unapproved, and thus generally non-reimbursable, uses and purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes.

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

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) report annually to the CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain advance practices nurses and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

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

Several healthcare reform proposals culminated in the enactment of the Inflation Reduction Act (“IRA”) in August 2022, which will eliminate, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. Among other things, the IRA also requires HHS to negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products began in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations. HHS will announce the negotiated maximum fair prices by September 1, 2024. This price cap, which cannot exceed a statutory ceiling price, will come into effect on January 1, 2026, and will represent a significant discount from average prices to wholesalers and direct purchasers. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. The outcome of these lawsuits is uncertain. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of prescription drug products.

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

To obtain regulatory approval of a drug product under E.U., U.K., and Swiss regulatory systems, we must submit a MAA. The documentation submitted to the FDA in support of an NDA in the U.S. is almost identical to that required in the E.U., U.K., and Switzerland, with the exception of, among other things, country-specific document requirements. For other countries outside of the E.U., U.K. and Switzerland, such as countries in Eastern Europe, the Middle East, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

Human Capital Resources

As of April 30, 2024, we had a total of 150 full-time employees, of whom 81 were located in the U.S., 55 were located in the U.K., and 14 were located in the rest of the world. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with employees to be good. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We emphasize a number of measures and objectives in managing our human capital assets, and we provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. In July 2021, the Company adopted an Equity Inducement Plan (the “2021 Equity Inducement Plan”) in order to provide incentives to attract and motivate new employees through the grant of stock options and restricted share units.

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
•
We are a clinical stage company which may make it difficult to evaluate the success of our business to date and to assess our future viability.
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
•
Our operations and relationships with healthcare providers, healthcare organizations, customers and third- party payors will be subject to applicable anti-bribery, anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to, among other things, enforcement actions, criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
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
•
We expect to expand our development, regulatory, sales, marketing and distribution capabilities, and as a result may encounter difficulties in managing our growth, which could disrupt our operations.
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

Since inception, we have incurred significant operating losses as we focused on our discovery efforts and developing our product candidates. We expect that it could be as much as a year, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through sales of our common stock and warrants and a previous option agreement with Merck and associated private placement. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, obtaining marketing approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain marketing approval. For example, we submitted an NDA to the FDA in June of 2024 for sebetralstat as an on-demand HAE therapy for adults as well as adolescents over age 12 with HAE. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our business and could impair our ability to raise capital, maintain our discovery and preclinical development efforts, expand our business or continue our operations and may require us to raise additional capital that may dilute the ownership interest of common stockholders. A decline in the value of our business could also cause stockholders to lose all or part of their investment.

We are a clinical stage company which may make it difficult to evaluate the success of our business to date and to assess our future viability.

We are a clinical stage company and our operations to date have been limited to organizing and staffing, business planning, raising capital, acquiring and developing the technology, identifying potential product candidates, and undertaking up to Phase 3 clinical studies of our most advanced product candidate. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Substantial time is required to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability based on our limited operating history to date may not be as accurate as they could be if we had a longer operating history.

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

•
obtain required regulatory approvals for the development and commercialization of one or more of our product candidates such as approval by the FDA of the NDA we submitted in June 2024 for the on-demand treatment of HAE attacks in adults and pediatric patients aged 12 years and older;
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

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop and commercialize sebetralstat or other product candidates, and our business will suffer. Moreover, it is possible that some or all of our product candidates will never obtain marketing authorization even if we expend substantial time and resources seeking such approval.

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

If our product candidates are associated with undesirable effects in preclinical or clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Our on-demand HAE program sebetralstat is still in clinical testing. Additional or more severe side effects may be identified for all our programs through further clinical studies. These or other drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition and prospects.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates must be approved by the FDA pursuant to an NDA in the U.S. and by the EMA and similar regulatory authorities outside the U.S. prior to commercialization. We initiated an NDA submission in June 2024 for sebetralstat for the on-demand treatment of HAE attacks in adults and pediatric patients aged 12 years and older. The process of obtaining marketing approvals, both in the U.S. and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates and therapeutic indications involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. Securing marketing approval requires the submission of extensive chemistry, manufacturing and preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also usually requires inspection of manufacturing facilities by the regulatory authorities and also audits of the clinical trial sites, data and CROs that have supported KalVista in the clinical development. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept an application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, we submitted an NDA to the FDA in June of 2024 for sebetralstat as an on-demand HAE therapy for adults as well as adolescents over age 12 with HAE, and the FDA must inform us within 60 days of submission if it has not filed our NDA for regulatory review. If the FDA determines that our NDA submission is incomplete or insufficient for filing, the FDA may refuse to file the NDA. Any such refusal by the FDA could require use to expend additional time and resources to revise and resubmit our NDA or harm our business and reputation. Furthermore, there is no guarantee that any revised or resubmitted NDA submission we make will be accepted by the FDA. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

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

Our operations and relationships with healthcare providers, healthcare organizations, customers and third- party payors will be subject to applicable anti-bribery, anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to, among other things, enforcement actions, criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Our current and future arrangements with healthcare providers, healthcare organizations, third-party payors and customers expose us to broadly applicable anti-bribery, fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute any of our product candidates, if approved. Restrictions under applicable federal and state anti-bribery and healthcare laws and regulations, include the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under a federal and state healthcare program such as Medicare and Medicaid. The term remuneration has been broadly interpreted to include anything of value. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
the federal criminal and civil false claims and civil monetary penalties laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions against individuals or entities, and the Federal Civil Monetary Penalties Law, which prohibit, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Moreover, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
•
HIPAA and its implementing regulations, which imposes criminal and civil liability, prohibits, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by HITECH, and their respective implementing regulations, which impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information for or on behalf of a covered entity and their covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals (such as physician assistants and certain advance practices nurses), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members, with the information made publicly available on a searchable website;
•
the Foreign Corrupt Practices Act, which prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business;
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and
•
certain state laws that require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing information, and state and local laws that require the registration of biopharmaceutical sales representatives.

Efforts to ensure that our current and future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any such requirements, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, integrity oversight and reporting obligations, or reputational harm, any of which could adversely affect our financial results. These risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants marketing approval of a product candidate, in order to market and sell our product candidates in the U.K., E.U. and many other jurisdictions outside of the U.S., we or our third party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We, or our third party collaborators, may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval in any one jurisdiction does not ensure approval by regulatory authorities in other countries or jurisdictions, and likewise approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in any other countries or jurisdictions including the U.S. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

Non-compliance with U.S., U.K. and E.U. requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the U.K. and E.U.’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

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

In addition, in the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, including costs of pharmaceuticals. There has been heightened governmental scrutiny over the manner in which sponsors set prices for their products, which has resulted in several presidential executive orders, Congressional inquiries, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and Medicaid, and reform government program reimbursement methodologies for drug products.

Recently, several healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which, among other things, allows United States Department of Health and Human Services (“HHS”) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) are eligible to be selected for negotiation by CMS, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations. HHS will announce the negotiated maximum fair prices by September 1, 2024. This price cap, which cannot exceed a statutory ceiling price, will come into effect on January 1, 2026, and will represent a significant discount from average prices to wholesalers and direct purchasers. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in Patient Protection and Affordable Care Act (“ACA”) marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. The outcome of these lawsuits is uncertain, and some IRA drug discount provisions have not been challenged in litigation. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of sebetralstat or any future product candidates.

At the state level, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biological product pricing, including restrictions or prohibitions on certain marketing practices, reporting of specified categories of remuneration provided to health care practitioners, and reporting and justification of price increases greater than a specified level. In some cases, states have designed programs to encourage importation from other countries and bulk purchasing, though the federal government has not yet approved any such plans. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for pharmaceuticals and other healthcare products and services, which could result in reduced demand for sebetralstat or any future product candidates or additional pricing pressures.

We expect that other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

Disruptions at the FDA, the SEC and other government agencies or comparable regulatory authorities caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, otherwise prevent new products and services from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA or other regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory and policy changes, and other events that may otherwise affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions. In addition, government funding of the SEC and other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA or other regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved, which would adversely affect our business. For example, in 2024, the U.S. government was on the verge of a shutdown and has previously shut down several times, and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the CMS, an agency within HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenues and profits.

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

We do not own or operate facilities for the manufacture of our product candidates, and we do not have any manufacturing personnel. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing and commercial supply and we do not have backup sources of supply established for our candidates. We review the manufacturing process for each of our candidates and assess the risk to supply and, as appropriate, establish multiple manufacturers and/or establish stock levels to support future activities and do not believe we are currently substantially dependent on any one third party. Despite the drug substance and product risk management, this reliance on third parties presents a risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

Any performance failure on the part of our existing or future manufacturers of drug substance or drug products could delay clinical development or marketing approval. If current suppliers cannot supply us with our clinical trial or commercial requirements as agreed, we may be required to identify alternative manufacturers, which would lead us to incur added costs and delays in identifying and qualifying any such replacement.

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

Third party manufacturers may not be able to comply with cGMP, regulations or similar regulatory requirements outside the U.S. If the FDA determines that our third party manufacturers are not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may not approve an NDA until the deficiencies are corrected or we replace the manufacturer in our application with a manufacturer that is in compliance. Moreover, our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, approved products and the facilities at which they are manufactured are required to maintain ongoing compliance with extensive FDA requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, our third party manufacturers are subject to continual review and periodic inspections to assess compliance with cGMPs. Furthermore, although we do not have day-to-day control over the operations of our third party manufacturers, we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs.

In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the recently proposed BIOSECURE Act introduced in the U.S. House of Representatives, as well as a substantially similar bill in the U.S. Senate, target U.S. government contracts, grants and loans for entities that use equipment and services from certain named Chinese biotechnology companies, and authorizes the U.S. government to name additional Chinese biotechnology companies of concern. If these bills become law, or similar laws are passed, they would have the potential to severely restrict our ability to work with Chinese biotechnology manufacturing companies without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by China or the other countries in retaliation.

If we are required to change third party manufacturers for any reason, we will be required to verify that the new third party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate or product according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new third party manufacturers could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget.

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

We rely, and intend to continue to rely, on third parties to support or conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or do not meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval, each of which may have an adverse effect on our business, financial condition, results of operations and prospects.

We do not have the ability to independently conduct all aspects of our clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials of sebetralstat, including our ongoing KONFIDENT-KID clinical trial of sebetralstat in pediatric patients with HAE, and any future product candidates, as well as potentially preclinical studies of future product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. For example, we expect CROs, independent clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these investigators, CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the investigators, CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs and other third parties are required to comply with Good Clinical Practice (“GCP”) requirements, which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or other regulators may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or other regulators will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product manufactured under cGMP regulations. Our failure or the failure of third parties on whom we rely to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the regulatory approval process.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. In addition, these third parties may be subject to supply chain or inflationary pressures that limit their ability to achieve anticipated timelines or result in a greater cost to us. For example, we are aware of recurrent shortages of non-human primates available for preclinical studies and although that is not expected to impact our current business, if we begin new product development programs we could be subject to longer development times or difficulty completing necessary research. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise perform in a substandard manner, or terminate their engagements with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If a clinical trial site terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trial site unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible.

In addition, with respect to investigator-sponsored trials that may be conducted, we would not control the design or conduct of these trials, and it is possible that the FDA will not view these investigator-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. We expect that such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory submissions, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. The investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-sponsored clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. Additionally, the FDA or other regulators may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA or other regulators may require us to obtain and submit additional preclinical, manufacturing, or clinical data.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other pharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approval for sebetralstat and any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics and pandemics, and other natural or man-made disasters or business interruptions, for which we may not have insurance coverage. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our operations and financial condition could suffer in the event of a natural or man-made disaster near our headquarters in Cambridge, Massachusetts or our research facility in Porton Down, United Kingdom.

Our failure to comply with privacy and data security laws, regulations and standards may cause our business to be materially adversely affected.

We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. Personal privacy and data security have become significant issues in the U.S., Europe and in many other jurisdictions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We maintain a large quantity of sensitive information, including confidential business information and patient health information in connection with our clinical development regarding the patients enrolled in our clinical trials. Any violations of these rules by us could subject us to civil and criminal penalties and adverse publicity and could harm our ability to initiate and complete clinical trials. We cannot provide assurance that current or future legislation will not prevent us from generating or maintaining personal data or that patients will consent to the use of their personal data (as necessary); either of these circumstances may prevent us from undertaking or publishing essential research and development, manufacturing, and commercialization, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

The myriad international and U.S. privacy and data breach laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. For instance, companies that violate the European Union’s General Data Protection Regulation, including as implemented in the United Kingdom (collectively, the “GDPR”), can face fines of up to the greater of 20 million Euros under the E.U. GDPR / 17.5 million pounds under the U.K. GDPR, or 4% of their worldwide annual revenue, whichever is higher. In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. If there is no lawful manner for us to transfer personal data from the E.U., the U.K., or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as the E.U. and/or U.K.) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.

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

Our internal computer systems and those of our CROs, collaborators and third parties on whom we rely are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Furthermore, we have little or no control over the security measures and computer systems of our third party collaborators. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us or our CROs or other contractors or consultants we may utilize to mitigate network security problems, bugs, viruses, worms, cyberattacks, phishing attempts, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. For example, the loss of research data could delay development of our product candidates and the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and we may incur substantial costs to attempt to recover or reproduce the data. If any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and/or the further development of our product candidates could be delayed or impaired.

In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, reputation, results of operations, financial condition and prospects. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. The GDPR and other data protection, privacy and similar national, state/provincial and local laws may restrict the access, use, storage, disclosure and other processing activities concerning patient health information abroad. Compliance efforts will likely be an increasing and substantial cost in the future.

Further, on July 26, 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks and processes for assessing, identifying and managing cybersecurity risks) in annual reports on Form 10-K. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents by Form 8-K, within four business days of determining an incident is material.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404”), and the related rules of the SEC which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. Effective April 27, 2020, the SEC adopted amendments to the “accelerated filer” and “large accelerated filer” definitions in Rule 12b-2 under the Securities and Exchange Act of 1934. The amendments exclude from the “accelerated filer” and “large accelerated filer” definitions an issuer that is eligible to be a smaller reporting company and that had annual revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available. We determined that our Company does not meet the accelerated or large accelerated filer definitions as of April 30, 2024. For so long as we remain a smaller reporting company and a non-accelerated filer, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies, including, but not limited to, not being required as a non-accelerated filer to comply with the auditor attestation requirements of Section 404(b). An independent assessment by our independent registered public accounting firm of the effectiveness of internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain regulators, investors, employees, users and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) matters both in the U.S. and internationally. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

Further, ESG initiatives, goals or commitments could be difficult to achieve or costly to implement. If our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. Moreover, California recently adopted two new climate-related bills, which require companies doing business in California that meet certain revenue thresholds to publicly disclose certain greenhouse gas emissions data and climate-related financial risk reports, and compliance with such requirements could require significant effort and resources. Additionally, in March 2024, the SEC enacted comprehensive climate change disclosure rules, although the SEC has since issued an order to stay the rules pending the completion of judicial review of multiple petitions challenging the rules. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress or manage the dynamic public sentiment and legal landscape in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.

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

Under the Tax Cuts and Jobs Act of 2017, (“TCJA”), net operating loss carryforwards generated in years after 2017 will only be available to offset up to 80% of our taxable income in any single year (before taking into certain deductions) but will not expire. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. We have experienced ownership changes in the past that substantially limit our use of the NOLs available to us for U.S. federal income tax purposes and as a result we currently expect that approximately $76.7 million of our NOLs will go unutilized. If we undergo additional ownership changes (some of which changes may be outside our control), our ability to utilize our NOLs could be further limited by Section 382 of the Code. Our NOLs may also be impaired under state law and there may be periods in which certain states suspend our ability to use our NOLs. Accordingly, we may not be able to utilize a material portion of our NOLs against future taxable income. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs.

General Risk Factors

Unstable or unfavorable global market and economic conditions may have adverse consequences on our business, financial condition and stock price.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Challenging or uncertain economic conditions including those related to global epidemics, pandemic, or contagious diseases, regional geopolitical conflicts, inflation, fluctuation in interest rates and foreign exchange rates, uncertainty with respect to the federal debt ceiling and budget and government shutdowns related thereto, actual or perceived instability in the global banking system, disruptions in supply chains may adversely affect our general business strategy and stock price. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our business and the value of our common stock.

If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon development plans. There is also a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. In addition, regarding the ongoing conflicts in Ukraine and the Middle East, we do not have any clinical trial sites or operations in the respective conflict zones. However, if the current conflict in the region continues, there is the potential for trial sites in other eastern European countries to slow or stop enrollment, or to be unable to administer our clinical trials.

Changes in tax laws or tax rulings could materially affect our financial position, results of operations and cash flows.

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the TCJA made broad and complex changes to the Code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of NOL carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a more territorial system. Under the TCJA, research expenditures incurred by us in taxable years beginning in our taxable year ending April 30, 2023 are subject to capitalization and amortization over five years in the case of domestic research and fifteen years in the case of foreign research. Future guidance from the IRS with respect to the Tax Act may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. The IRA, enacted on August 16, 2022, further amended the U.S. tax code, imposing a 15% minimum tax on “adjusted financial statement income” of certain corporations as well as an excise tax on the repurchase or redemption of stock by certain corporations, beginning in the 2023 tax year. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the IRA or any newly enacted federal tax legislation. The issuance of additional regulatory or accounting guidance related to the TCJA could materially affect our tax obligations and effective tax rate in the period issued.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management & Strategy:

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information with the aim to continually improve security to keep pace with the evolving cyber threat landscape.

Our strategy toward managing cybersecurity risk in our business is informed by and aligned with the core principles and methods outlined within the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, while including elements of the International Organization for Standardization’s ISO/IEC 27001 publication and industry best practices. This does not mean that we seek to meet any particular technical standards, specifications, or requirements, only that we intend to use the NIST CSF or ISO 27001, and other resources as guides to help us identify, assess, and manage cybersecurity risks relevant to our business. Inclusive in these frameworks and our program are components for continuous improvement through feedback, self-review and external testing.

Our cybersecurity program leverages people, processes and technology to identify and respond to cybersecurity threats in a timely manner. As part of our cybersecurity program, we maintain various protections designed to safeguard against cyberattacks, including but not limited to firewalls, endpoint detection and response, anti-malware, immutable backups, multi-factor authentication schemes, data encryption, and security system information event monitoring to detect and respond quickly to any emergent threats. In addition, we periodically conduct intrusion and penetration testing through third parties to evaluate our cybersecurity response capability.

We also maintain a security awareness program with mandatory semi-annual training content and perform automated e-mail based phishing tests. Results of testing help to inform and provide continuous improvement of our security awareness training materials, approaches and strategies. We routinely communicate with employees about the potential for cybersecurity threats, including the latest adversary trends and social engineering techniques, and how to avoid them, and the best use of our established communications channels.

We perform a formal cybersecurity risk assessment each year. As part of our risk assessment, we consider the potential for cybersecurity threats, including but not limited to interruptions, outages and breaches to our operational and financial systems. We have policies, processes, internal controls and tools to assess, identify, and manage material risks from potential cybersecurity threats. We engage third-party service providers, with significant information technology and cybersecurity experience, to assist with designing, implementing and managing our information technology infrastructure and cybersecurity program.

In addition, we engage external third-party information security consultants to periodically conduct information security testing and assessments designed to identify, assess, and manage cybersecurity risks, and to evaluate our overarching information security program and specific incident response procedures. We perform diligence on our vendors and prospective vendors regarding their cybersecurity posture. Although we continue to invest in this diligence regarding our critical vendors, our control over the security posture of our vendors is limited, and there can be no assurance that we can prevent or significantly mitigate the risk of any compromise or failure in the information assets owned or controlled by such vendors.

Governance:

The Director of IT is responsible for implementing and maintaining the information security program. The Director of IT role is currently held by an individual who has over 20 years of experience in enterprise-level IT operations and management, cybersecurity operations and management and IT/Cyber architecture and strategy. The Director of IT reports to our VP of Finance, who together are responsible for coordinating information security risk assessments and overseeing periodic testing of our cybersecurity controls. Our VP of Finance meets with the Audit Committee of our board of directors periodically for the audit committee to provide guidance on the prioritization of the risk remediation and ongoing implementation of cybersecurity improvements across our organization.

The Director of IT engages with our managed service providers to proactively address emerging threats based on industry reports and respond to any threats and incidents. Our managed service providers also provide continuous support and coverage of our environment. We utilize threat intelligence services from multiple organizations, allowing us to proactively respond to emerging cybersecurity threats.

Our board of directors considers cybersecurity risk part of its risk oversight function and has delegated to the Audit Committee of our board of directors oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program. The relevant members of management regularly update the Audit Committee with respect to cybersecurity risk, also on an ad-hoc basis as necessary, regarding any material cybersecurity incidents and any incidents with lesser impact potential. The Audit Committee periodically reports to the full board of directors regarding its activities, including those related to cybersecurity.

As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, we are subject to various cybersecurity risks that may adversely affect our business, financial condition and results of operations. See Item 1A. Risk Factors, “Our business and operations would suffer in the event of system failures, cyberattacks or a deficiency in our cybersecurity” for further discussion.

Item 2. Properties.

Our corporate headquarters is located in Cambridge, Massachusetts where we occupy approximately 8,300 square feet of office space under a lease agreement that runs through September 2028. We maintain approximately 6,200 square feet of office space in Salt Lake City, Utah under a lease agreement that runs through February 2032. We also maintain approximately 500 square feet of leased research laboratory space in Cambridge, Massachusetts.

Internationally, we maintain approximately 13,400 square feet of office and research laboratory space in Porton Down, United Kingdom, under a lease agreement that runs through April 2028. We also maintain office space in Tokyo, Japan that runs through April 2026 and office space in Zug, Switzerland that runs through October 2024.

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

Holders

As of June 25, 2024, there were 20 holders of record of our common stock. The actual number of holders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Management Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of drug therapies for diseases with significant unmet need. We have used our capabilities to develop sebetralstat, a novel, small molecule plasma kallikrein inhibitor targeting the disease hereditary angioedema (“HAE”). We also are conducting preclinical development on a novel, oral Factor XIIa inhibitor program.

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

In February 2024 we announced positive results from the phase 3 KONFIDENT trial to evaluate the safety and efficacy of sebetralstat as the first potential oral, on-demand therapy for HAE. KONFIDENT was the largest and most representative trial ever conducted in HAE, enrolling a total of 136 patients from 66 clinical sites across 20 countries. Eligible participants included adults and adolescents 12 years of age and older, with or without using long-term prophylaxis, and with all attack severities and locations.

The clinical trial met all primary and key secondary endpoints and demonstrated a safety profile similar to placebo. Based upon these clinical trial results, we submitted a New Drug Application (“NDA”) for sebetralstat to the U.S. Food and Drug Administration (“FDA”)in June 2024. We anticipate receiving notification from the FDA on the status of this submission in September 2024. This application seeks approval for sebetralstat as an on-demand HAE therapy for adults as well as adolescents age 12 and above with HAE. We believe the adolescent population has a particularly high unmet need, as patients in this age group frequently experience an increase in attacks yet currently only have approved access to intravenously delivered therapies. Market Authorization Application (“MAA”) submissions to both the European Medicines Agency (“EMA”) and United Kingdom (“U.K.”) Medicines and Healthcare products Regulatory Agency (“MHRA”) are planned for Q3 2024 and a Japanese New Drug Application submission to the Japanese Pharmaceuticals and Medical Devices Agency is planned for Q4 2024. Regulatory review timelines enable potential launches of sebetralstat in these territories in calendar 2025 and early 2026. To enable the broadest possible global availability of sebetralstat, if approved, we intend to engage commercial partners in other international markets, targeting select initial partners over the course of 2024.

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

In June 2024 we initiated a pediatric clinical trial (KONFIDENT-KID) using an orally disintegrating tablet (“ODT”) formulation of sebetralstat developed specifically for pediatric use. If approved, sebetralstat ODT would be the first oral therapy for pediatric patients under age 12. In addition, sebetralstat would be only the second FDA-approved on-demand therapy of any type in this population. We also intend to begin conversion of adolescent and adult participants in the ongoing KONFIDENT-S study to an ODT formulation in Q4 2024, enabling a potential 2026 sNDA approval by the FDA. If approved, the ODT formulation would provide people living with HAE with an additional novel option for oral on-demand treatment.

Sebetralstat has received fast track and orphan drug designations from the FDA, as well as orphan drug designation and an approved Pediatric Investigational Plan from the EMA. In November 2023, sebetralstat was granted orphan drug status in Switzerland. In February 2024, the MHRA awarded the Innovation Passport for sebetralstat.

In addition, we are conducting preclinical development of novel, oral Factor XIIa inhibitors, which offer the opportunity for future expansion into other high unmet need indications in therapeutic areas. We recently announced an ongoing review of this program, to evaluate the potential for further progress and indications for future development, and we intend to make further decisions on this program following completion of this process

We have devoted substantially all our efforts to research and development, including clinical trials of our product candidates. We have not completed the development of any product candidates. Pharmaceutical drug product candidates, like those being developed by us, require approvals from the FDA or foreign regulatory agencies prior to commercial sales. There can be no assurance that any product candidates will receive the necessary approvals and any failure to receive approval or delay in approval may have a material adverse impact on our business and financial results. We are subject to a number of risks and uncertainties similar to those of other life science companies developing new products, including, among others, the risks related to the necessity to obtain adequate additional financing, to successfully develop product candidates, to obtain regulatory approval of product candidates, to comply with government regulations, to successfully commercialize our potential products, to the protection of proprietary technology and to our dependence on key individuals.

Effective February 14, 2024, we terminated our “at-the-market” program and sales agreement with Cantor Fitzgerald & Co., under which we could, from time to time, offer and sell shares of our common stock having an aggregate offering value of up to $100 million. Prior to delivering the written notice, no shares of our common stock were offered or sold pursuant to this “at-the-market” offering with Cantor Fitzgerald & Co.

On February 14 2024, we entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated, and Cantor Fitzgerald & Co., as the representatives of several underwriters to sell an aggregate of 7,016,312 shares of our common stock at price of $15.25 per share and pre-funded warrants to purchase up to 3,483,688 shares of common stock at a price of $15.249 per pre-funded warrant. The net proceeds from the offering, after deducting estimated expenses, were approximately $150.1 million.

We have funded operations primarily through the issuance of capital stock. As of April 30, 2024, we had an accumulated deficit of $469.7 million and hold $210.4 million of cash, cash equivalents and available for sale securities. Our working capital is anticipated to fund our operations for at least the next twelve months from the date the audited consolidated financial statements are issued.

Leadership Transition

In March 2024, we announced the departure of T. Andrew Crockett as Chief Executive Officer and a member of the Board and the promotion of Benjamin L. Palleiko, our then President, Chief Business Officer and Chief Financial Officer, to Chief Executive Officer and his appointment as member of the Board.

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

Results of Operations

This section of this Annual Report on Form 10-K generally discusses fiscal years 2024 and 2023 items and year-to-year comparisons between fiscal years 2024 and 2023. Discussions of fiscal year 2023 items and year-to-year comparisons between fiscal years 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, which was filed with the SEC on July 10, 2023.

Year Ended April 30, 2024 Compared to Year Ended April 30, 2023

The following table sets forth the key components of our results of operations for the years ended April 30, 2024 and 2023:

	Years Ended
	April 30,		Increase
	2024	2023	(Decrease)
	(in thousands)
Income
Revenue	$—	$—	$—
Operating Expenses
Research and development expenses	86,167	80,276	5,891
General and administrative expenses	54,278	30,595	23,683
Other income
Interest, exchange rate gain and other income	13,801	17,964	(4,163)

Revenue. No revenue was recognized in the years ended April 30, 2024 or 2023.

Research and Development Expenses. Research and development expenses were $86.2 million in the year ended April 30, 2024 compared to $80.3 million in the prior year. The increase of $5.9 million was primarily due to increases in spending on sebetralstat of $9.5 million, personnel costs of $7.4 million and preclinical and other activities of $0.2 million. These increases were offset by decreases in spending on KVD824 of $11.2 million. The impact of exchange rates on research and development expenses was an increase of approximately $2.6 million compared to the prior year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows:

	Years Ended
	April 30,		Increase
	2024	2023	(Decrease)
	(in thousands)
Program-specific costs
Sebetralstat	$36,544	$27,037	9,507	35%
KVD824	411	11,651	(11,240)	-96%
Unallocated costs
Personnel	30,878	23,452	7,426	32%
Preclinical and other activities	18,334	18,136	198	1%
Total	$86,167	$80,276	$5,891	7%

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

Expenses for preclinical and other activities increased primarily due to spending in support of HAE awareness within the medical community. We anticipate that these expenses will continue at or above current levels as we continue development on other preclinical activities.

General and Administrative Expenses. General and administrative expenses were $54.3 million in the year ended April 30, 2024 compared to $30.6 million in the prior fiscal year. The increase of $23.7 million was primarily due to increases of $17.2 million in employee-related expenses, $5.0 million in commercial expenses, $0.5 million in professional fees, $0.3 million in travel expenses, $0.2 million in supply chain expenses, $0.2 million in facilities expenses, and $0.3 million in other administrative expenses. We anticipate that expenses will continue at or above current levels as we continue to support the growth of the Company.

Other Income. Other income was $13.8 million for the year ended April 30, 2024 compared to $18.0 million in the prior fiscal year. The decrease of $4.2 million was primarily due to a decrease of $7.3 million in income from research and development tax credit as a result of the tax credit rate change in April 2023. This decrease was offset by an increase of $1.7 million in interest income, an increase in realized gain from available for sale securities of $1.5 million, and foreign currency exchange rate gains of $0.1 million from transactions denominated in foreign currencies in our foreign subsidiaries.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales and have incurred losses since inception and cash outflows from operating activities for the years ended April 30, 2024 and 2023. As of April 30, 2024, we had an accumulated deficit of $469.7 million and cash, cash equivalents and marketable securities totaling $210.4 million. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for the foreseeable future, and will continue to incur net losses as we continue the research and development efforts on our product candidates, hire additional staff, including clinical, scientific, operational, and financial and management personnel.

Sources of Liquidity

On May 21, 2021, we filed a shelf registration statement on Form S-3 pursuant to which the Company may offer and sell securities having an aggregate public offering price of up to $300 million.

In December 2022, we entered into subscription agreements with institutional investors to sell, in a registered direct offering, an aggregate of 9,484,199 shares of our common stock at a price of $6.00 per share and pre-funded warrants to purchase up to 182,470 shares of common stock at a price of $5.999 per pre-funded warrant (the “December 2022 Offering”). The net proceeds from the December 2022 Offering, after deducting estimated expenses, were approximately $57.7 million. In April 2024 all pre-funded warrants from the December 2022 Offering were exercised in a cashless exercise, resulting in an issuance of 182,453 shares of common stock.

In February 2024, we entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated, and Cantor Fitzgerald & Co., as the representatives of several underwriters to sell an aggregate of 7,016,312 shares of our common stock at price of $15.25 per share and pre-funded warrants to purchase up to 3,483,688 shares of common stock at a price of $15.249 per pre-funded warrant (the “February 2024 Offering”). The net proceeds from the February 2024 Offering, after deducting estimated expenses, were approximately $150.1 million. As of April 30, 2024 no pre-funded warrants from the February 2024 Offering have been exercised.

Cash Flows

The following table shows a summary of the net cash flow activity for the years ended April 30, 2024 and 2023:

	Years Ended
	April 30,
	2024	2023
	(in thousands)
Cash flows used in operating activities	$(89,231)	$(75,261)
Cash flows (used in) provided by investing activities	(84,719)	41,415
Cash flows provided by financing activities	150,714	58,116
Effect of exchange rate changes on cash	(1,213)	1,236
Net (decrease) increase in cash and cash equivalents	$(24,449)	$25,506

Net cash used in operating activities

Net cash used in operating activities was $89.2 million for the year ended April 30, 2024 and primarily consisted of a net loss of $126.6 million adjusted for stock-based compensation of $21.9 million, a decrease in the research and development tax credit receivable of $8.2 million, and other changes in net working capital. The research and development tax credit receivable decreased due to the tax credit rate change in April 2023. Net cash used in operating activities was $75.3 million for the year ended April 30, 2023 and primarily consisted of a net loss of $92.9 million adjusted for stock-based compensation of $9.9 million, an increase in the research and development tax credit receivable of $2.3 million, and other changes in net working capital.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $84.7 million for the year ended April 30, 2024 and primarily consisted of purchases of marketable securities of $189.2 and spend on website development costs of $0.4 million offset by sales and maturities of marketable securities of $105.0 million . Net cash provided by investing activities was $41.4 million for the year ended April 30, 2023 and consisted of sales and maturities of marketable securities of $140.9 million offset by purchases of marketable securities of $98.3 million and acquisitions of property and equipment of $1.2 million.

Net cash provided by financing activities

Net cash provided by financing activities was $150.7 million for the year ended April 30, 2024 and primarily consisted of the $150.1 million in net proceeds from the February 2024 Underwritten Offering of common stock and pre-funded warrants. Net cash provided by financing activities was $58.1 million for the year ended April 30, 2023 and primarily consisted of the $57.7 million in net proceeds from the December 2022 registered direct offering of common stock and pre-funded warrants.

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

Foreign Exchange Rate Risk

We maintain cash balances primarily in both U.S. Dollars (“USD”) and British Pound Sterling (“GBP”) to fund ongoing operations and manage foreign exchange risk. Cash, cash equivalents and marketable securities as of April 30, 2024 was composed of $31.8 million in cash and cash equivalents which consisted of readily available checking and bank deposit accounts held primarily in both USD and GBP and $178.6 million of USD denominated marketable securities. As of April 30, 2024, 60% of cash and cash equivalents were held in USD and 39% in GBP. We currently incur significant expense denominated in foreign currencies, primarily in GBP. We do not currently engage in exchange rate hedging or other similar activities to address our exchange rate risk. A 10% change in the exchange rate would result in an immaterial net gain or loss.

During the three months ended April 30, 2024, the Company formed entities in Switzerland and Japan. The Switzerland entity will serve as a subsidiary of the Company’s United Kingdom entity and will use the Swiss Franc ("CHF") as the functional currency for operations. The Japan entity will serve as a subsidiary of the Company’s United States headquarters and will use the Japanese Yen ("JPY") as the functional currency for operations. Both Swiss and Japanese entities do not have any material assets or liabilities as of April 30, 2024, did not generate any revenue, and incurred only de minimis expenses during the three months ended April 30, 2024, as such there in no impact of changes in the foreign currency to USD dollar exchange rate in the financial statements of Company as of and for the three months ended April 30, 2024.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act of 1934, our management, under the supervision and with the participation of our Chief Executive Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2024 our Chief Executive Officer has concluded that, as of April 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of April 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of April 30, 2024, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Effective April 27, 2020, the SEC adopted amendments to the “accelerated filer” and “large accelerated filer” definitions in Rule 12b-2 under the Exchange Act. The amendments exclude from the accelerated and large accelerated filer definitions an issuer that is eligible to be a smaller reporting company and that had annual revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available. We determined that our Company does not meet the accelerated or large accelerated filer definitions as of April 30, 2024. For as long as we remain a non-accelerated filer, we intend to take advantage of the exemption permitting us not to comply with the requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 that our independent registered public accounting firm provide an attestation on the management’s assessment of the effectiveness of our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements and Policies

During the three months ended April 30, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading agreement; or a “non-Rule 10b5-1 trading agreement’ as each term is defined in Item 408(a) of Regulation S-K

Item 9C. Disclosure Regarding Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by the Item is set forth in our 2024 Proxy Statement to be filed with the SEC within 120 days of April 30, 2024, and is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by the Item is set forth in our 2024 Proxy Statement to be filed with the SEC within 120 days of April 30, 2024, and is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of Regulation S-K is set forth in our 2024 Proxy Statement to be filed with the SEC within 120 days of April 30, 2024, and is incorporated by reference into this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of April 30, 2024, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted- average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by stockholders	4,893,944	(2)	$14.89	2,466,455	(3)
Equity compensation plans not approved by stockholders	715,805	(4)	$11.26	152,500	(5)
Total	5,609,749			2,618,955

(1)
The weighted average exercise price in column (b) includes options only as performance and restricted stock units do not have an exercise price.

(2)
Includes 103,366 shares subject to options issued pursuant to the KalVista Pharmaceuticals Inc. 2015 Incentive Plan, 96,749 shares subject to options issued pursuant to the Enterprise Management Incentives Plan, 3,525,721 shares subject to options issued, 986,272 subject to restricted stock grants, and 181,836 performance stock units issued pursuant to the 2017 Equity Incentive Plan.
(3)
As of April 30, 2024, the number of securities remaining available for issuance includes 1,214,875 shares available for future issuance in the form of options under the 2017 Equity Incentive Plan and 1,251,580 shares available for future issuance under the 2017 Employee Stock Purchase Plan
(4)
Includes 715,805 shares subject to options issued pursuant to the 2021 Equity Inducement Plan.
(5)
As of April 30, 2024, the number of securities remaining available for issuance includes 152,500 shares available for future issuance under the 2021 Equity Inducement Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by the Item is set forth in our 2024 Proxy Statement to be filed with the SEC within 120 days of April 30, 2024, and is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by the Item is set forth in our 2024 Proxy Statement to be filed with the SEC within 120 days of April 30, 2024, and is incorporated by reference into this Annual Report on Form 10-K.

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
(b)
Exhibits.

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-36830	3.1	December 7, 2023
3.2	Amended and Restated Bylaws.	8-K	001-36830	3.1	June 14, 2023
4.1	Form of Common Stock Certificate.	S-1/A	333-201278	4.2	January 23, 2015
4.2	Description of Registrant’s Securities.	10-K	001-36830	10.24	July 16, 2019
4.3	Form of Pre-Funded Warrant (December 2022 Offering).	8-K	001-36830	4.1	December 27, 2022
4.4	Form of Pre-Funded Warrant (February 2024 Offering).	10-Q	001-36830	4.1	March 11, 2024
10.1#	Form of Indemnification Agreement.	S-1	333-201278	10.14	December 29, 2014
10.2#	Carbylan 2015 Incentive Plan and forms of award agreements.	S-1/A	333-201278	10.3	January 23, 2015
10.3#	2017 Equity Incentive Plan.	DEF 14A	001-36830	Appendix A	March 2, 2017
10.4#	2017 Employee Stock Purchase Plan.	DEF 14A	001-36830	Appendix B	March 2, 2017
10.5#	Amended and Restated Employment Agreement between the Registrant and T. Andrew Crockett, dated June 26, 2019.	10-K	001-36830	10.5	July 16, 2019
10.6#	Forms of Equity Agreements under the 2017 Equity Incentive Plan.	8-K	001-36830	99.1	June 29, 2018
10.7	Office Lease Agreement by and between the Registrant and 55 Cambridge Parkway, LLC, dated May 30, 2017.	10-K	001-36830	10.12	July 27, 2017
10.8	Underlease by and between the Registrant and Wiltshire Council, dated April 30, 2018.	8-K	001-36830	10.1	May 2, 2018
10.9#	Enrollment/Change Form under the 2017 Employee Stock Purchase Plan.	S-8	333-237059	99.4	March 10, 2020
10.10#	Service Agreement dated November 1, 2015, by and between KalVista. Pharmaceuticals Ltd and Dr. Christopher M. Yea.	10-K	001-36830	10.15	July 30, 2018
10.11#	Amendment, dated January 31, 2019, to the Service Agreement dated November 1, 2015 by and between KalVista Pharmaceuticals Ltd and Dr. Christopher M. Yea.	10-Q	001-36830	10.1	March 14, 2019
10.12#	Equity Acceleration Letter, dated March 11, 2019 by and between KalVista	10-Q	001-36830	10.2	March 14, 2019

Pharmaceuticals Ltd and Dr. Christopher M. Yea.
10.13#	Amendment, dated June 26, 2019, to the Service Agreement dated November 1, 2015 by and between KalVista. Pharmaceuticals Ltd and Dr. Christopher M. Yea.	10-K	001-36830	10.23	July 16, 2019
10.14#	Executive Employment Agreement by and between Registrant and Dr. Paul K. Audhya, MD.	10-K	001-36830	10.18	July 13, 2021
10.15	First Amendment of Lease, dated November 20, 2020, to the Office Lease Agreement by and between the Registrant and 55 Cambridge Parkway, LLC, dated May 19, 2017.	10-Q	001-36830	10.1	December 10, 2020
10.16	Subscription Agreement, dated as of December 23, 2022, by and among the Registrant and the purchasers identified on the signature page thereto.	8-K	001-36830	10.1	December 27, 2022
10.17#	Amended and Restated Executive Employment Agreement between the Registrant and Benjamin L. Palleiko, dated March 7, 2024.					X
10.18	Amended and Restated 2021 Equity Inducement Plan and forms of agreement.	S-8	333-280579	99.1	June 28, 2024
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Deloitte & Touche LLP.					X
24.1	Power of Attorney. (See signature page hereto.)					X
31.1

Certification of Chief Executive Officer (Principal Executive Officer and Financial Officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X
32.1*	Certification of Chief Executive Officer (Principal Executive Officer and Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Recovery Policy					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

KalVista Pharmaceuticals, Inc.

Date: July 11, 2024	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko
Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Benjamin L. Palleiko as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Benjamin L Palleiko	Chief Executive Officer and Director	July 11, 2024
Benjamin L. Palleiko	(Principal Executive, Financial and Accounting Officer)

/s/ Albert Cha	Director	July 11, 2024
Albert Cha, M.D., Ph.D.

/s/ William Fairey	Director	July 11, 2024
William Fairey

/s/ Brian J.G. Pereira	Director and Chairman	July 11, 2024
Brian J.G. Pereira, M.D.

/s/ Nancy Stuart	Director	July 11, 2024
Nancy Stuart

/s/ Patrick Treanor	Director	July 11, 2024
Patrick Treanor

/s/ Edward W. Unkart	Director	July 11, 2024
Edward W. Unkart

KALVISTA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of KalVista Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KalVista Pharmaceuticals, Inc. and subsidiaries (the "Company") as of April 30, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

July 11, 2024

We have served as the Company's auditor since 2016.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

April 30, 2024 and 2023

(in thousands except share and per share amounts)

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$31,789	$56,238
Marketable securities	178,612	93,137
Research and development tax credit receivable	8,439	16,568
Prepaid expenses and other current assets	6,850	6,383
Total current assets	225,690	172,326
Property and equipment, net	2,227	2,948
Right of use assets	6,920	7,822
Other assets	567	106
Total assets	$235,404	$183,202
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,107	$4,817
Accrued expenses	12,398	9,128
Lease liability - current portion	1,302	1,087
Total current liabilities	22,807	15,032
Long-term liabilities:
Lease liability - net of current portion	6,015	7,145
Total long-term liabilities	6,015	7,145
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 42,521,975 and 34,171,138 as of April 30, 2024 and 2023, respectively	42	34
Additional paid-in capital	679,754	507,133
Accumulated deficit	(469,726)	(343,082)
Accumulated other comprehensive loss	(3,488)	(3,060)
Total stockholders’ equity	206,582	161,025
Total liabilities and stockholders’ equity	$235,404	$183,202

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

Years Ended April 30, 2024, 2023 and 2022

(in thousands, except share and per share amounts)

	2024	2023	2022
Revenue	$—	$—	$—
Operating expenses:
Research and development	86,167	80,276	70,167
General and administrative	54,278	30,595	26,446
Total operating expenses	140,445	110,871	96,613
Operating loss	(140,445)	(110,871)	(96,613)
Other income:
Interest income	3,896	2,232	1,090
Foreign currency exchange gain (loss)	138	90	(1,537)
Other income (expenses), net	9,767	15,642	14,721
Total other income	13,801	17,964	14,274
Loss before income taxes	(126,644)	(92,907)	(82,339)
Income tax (benefit) expense	—	—	—
Net loss	$(126,644)	$(92,907)	$(82,339)
Other comprehensive (loss) income:
Foreign currency translation loss	(394)	(604)	(1,499)
Unrealized holding gain (loss) on marketable securities	1,291	1,266	(1,511)
Reclassification adjustment for realized (gain) loss on available for sale securities included in net loss	(1,325)	139	581
Total other comprehensive (loss) income:	$(428)	$801	$(2,429)
Comprehensive loss	$(127,072)	$(92,106)	$(84,768)
Net loss per share, basic and diluted	$(3.44)	$(3.33)	$(3.36)
Weighted average common shares outstanding, basic and diluted	36,786,575	27,890,846	24,473,092

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended April 30, 2024, 2023 and 2022

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2021	24,422,531	$24	$426,437	$(167,836)	$(1,432)	$257,193
Issuance of common stock from equity incentive plans	128,217	1	1,581	—	—	1,582
Stock-based compensation expense	—	—	11,086	—	—	11,086
Net loss	—	—	—	(82,339)	—	(82,339)
Foreign currency translation (loss) gain	—	—	—	—	(1,499)	(1,499)
Unrealized holding (loss) gain from marketable securities	—	—	—	—	(1,511)	(1,511)
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	—	—	—	—	581	581
Balance at April 30, 2022	24,550,748	25	439,104	(250,175)	(3,861)	185,093
Issuance of common stock from equity incentive plans	62,267	—	449	—	—	449
Release of restricted stock units	73,924	—	—	—	—	—
Issuance of common stock, net of issuance costs of $0.3 million	9,484,199	9	56,573	—	—	56,582
Issuance of pre-funded warrants for the purchase of common stock, net of issuance costs	—	—	1,085	—	—	1,085
Stock-based compensation expense	—	—	9,922	—	—	9,922
Net loss	—	—	—	(92,907)	—	(92,907)
Foreign currency translation (loss) gain	—	—	—	—	(604)	(604)
Unrealized holding (loss) gain from marketable securities	—	—	—	—	1,266	1,266
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	—	—	—	—	139	139
Balance at April 30, 2023	34,171,138	34	507,133	(343,082)	(3,060)	161,025
Exercise of stock options	25,182	—	184	—	—	184
Issuance of stock under employee stock purchase plan	68,677	—	462			462
Release of restricted and performance stock units	1,058,213	1	(1)	—	—	—
Issuance of common stock, net of issuance costs of $0.5 million	7,016,312	7	96,938	—	—	96,945
Issuance of pre-funded warrants for the purchase of common stock, net of issuance costs	—	—	53,123	—	—	53,123
Cashless exercise of pre-funded warrants	182,453	—	—	—	—	—
Stock-based compensation expense	—	—	21,915	—	—	21,915
Net loss	—	—	—	(126,644)	—	(126,644)
Foreign currency translation loss	—	—	—	—	(394)	(394)
Unrealized holding gain from marketable securities	—	—	—	—	1,291	1,291
Reclassification adjustment for realized gain on marketable securities included in net loss	—	—	—	—	(1,325)	(1,325)
Balance at April 30, 2024	42,521,975	$42	$679,754	$(469,726)	$(3,488)	$206,582

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

Years Ended April 30, 2024, 2023 and 2022

(in thousands)

	2024	2023	2022
Cash flows from operating activities:
Net loss	$(126,644)	$(92,907)	$(82,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	816	718	564
Stock-based compensation expense	21,915	9,922	11,086
Realized (gain) loss from sale of marketable securities	(1,325)	139	581
Non-cash operating lease expense	(12)	84	179
Amortization of premium on available for sale securities	92	988	2,565
Foreign currency exchange loss (gain)	760	(1,618)	1,552
Changes in operating assets and liabilities:
Research and development tax credit receivable	8,176	(2,316)	(5,201)
Prepaid expenses and other assets	(538)	6,690	(9,280)
Accounts payable	4,320	1,107	1,687
Accrued expenses	3,209	1,932	472
Net cash used in operating activities	(89,231)	(75,261)	(78,134)
Cash flows from investing activities:
Purchases of available for sale securities	(189,231)	(98,246)	(136,920)
Sales and maturities of available for sale securities	104,955	140,857	195,711
Acquisition of property and equipment	(42)	(1,196)	(931)
Capitalized website development costs	(401)	—	—
Net cash (used in) provided by investing activities	(84,719)	41,415	57,860
Cash flows from financing activities:
Issuance of common stock, net of offering expenses	96,945	56,582	—
Issuance of pre-funded warrants	53,123	1,085	—
Issuance of common stock from equity incentive plans	646	449	1,581
Net cash provided by financing activities	150,714	58,116	1,581
Effect of exchange rate changes on cash and cash equivalents	(1,213)	1,236	(1,167)
Net (decrease) increase in cash and cash equivalents	(24,449)	25,506	(19,860)
Cash and cash equivalents, beginning year	56,238	30,732	50,592
Cash and cash equivalents, end of year	$31,789	$56,238	$30,732
Supplemental disclosures of cash flow information:
Right of use assets obtained in exchange for operating lease liabilities	$162	$1,192	$3,185
Website development costs included in accounts payable	$31	$—	$—
Property and equipment included in accounts payable and accrued expenses	$—	$47	$149

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

KalVista Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a clinical stage pharmaceutical company focused on the discovery, development and commercialization of drug therapies for diseases with significant unmet need. The Company’s first product candidate is sebetralstat, an inhibitor of plasma kallikrein being developed for hereditary angioedema (“HAE”).

In February 2024 the Company disclosed positive phase 3 data from the KONFIDENT trial, testing the safety and efficacy of sebetralstat as a potential oral, on-demand therapy for HAE attacks. The Company submitted a new drug application to the U.S. Food and Drug Administration (“FDA”) for sebetralstat in June 2024 and expects to file for approval in the UK, Europe and Japan later in 2024.

The Company’s headquarters is located in Cambridge, Massachusetts, with additional offices and research activities located in Porton Down, United Kingdom, Salt Lake City, Utah, Zug, Switzerland and Tokyo, Japan.

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

The Company has funded its operations primarily through the issuance of stock. As of April 30, 2024, the Company had an accumulated deficit of $469.7 million and cash, cash equivalents and marketable securities totaling $210.4 million. The Company’s working capital, primarily cash, cash equivalents and marketable securities, is anticipated to fund the Company’s operations for at least 12 months beyond the date of issuance of the consolidated financial statements.

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

During the three months ended April 30, 2024, the Company formed entities in Switzerland and Japan. The Switzerland entity will serve as a subsidiary of the Company’s United Kingdom entity and will use the Swiss Franc ("CHF") as the functional currency for operations. The Japan entity will serve as a subsidiary of the Company’s United States headquarters and will use the Japanese Yen ("JPY") as the functional currency for operations. If a foreign subsidiary’s functional currency is the local currency, translation adjustments will result from the process of translating the subsidiary’s financial statements into the reporting currency of the Company. Such adjustments are accumulated and reported other comprehensive loss as a separate component of stockholders’ equity.

Segment Reporting: The chief operating decision maker, the CEO, manages the Company’s operations as a single operating segment for the purposes of assessing performance and making operating decisions.

Recent Accounting Pronouncements: In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach on expected losses to estimate credit losses on certain financial instruments, including trade receivables and available-for-sale debt securities. The new guidance was effective for the Company as of May 1, 2023. The adoption of ASU 2016-13 had no impact on our financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. The Company does not expect the amendments in this ASU to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company does not expect the amendments in this ASU to have a material impact on its consolidated financial statements.

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

Potential dilutive common share equivalents consist of:

	April 30,
	2024	2023	2022
Stock options and awards	5,661,896	5,554,951	3,968,559

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

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of April 30, 2024 and 2023 (in thousands):

	Level 1	Level 2	Level 3	Balance at April 30, 2024
Cash equivalents	$11,143	$—	$—	$11,143
Marketable securities:
Corporate debt securities	—	130,423	—	130,423
U.S. government agency securities	—	48,189	—	48,189
	$11,143	$178,612	$—	$189,755

	Level 1	Level 2	Level 3	Balance at April 30, 2023
Cash equivalents	$31,507	$—	$—	$31,507
Marketable securities:
Corporate debt securities	—	77,967	—	77,967
U.S. government agency securities	—	15,170	—	15,170
	$31,507	$93,137	$—	$124,644

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

Effective May 1, 2023, the Company adopted ASU No. 2016-13 (“ASU 2016-13”), ASC 326, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, using the effective date method. As the Company had never recorded any other-than-temporary-impairment adjustments to its available-for-sale debt securities prior to the effective date, no transition provisions were applicable to the Company.

Management evaluated the unrealized losses in available-for-sale (“AFS”) debt securities as of April 30, 2024 and 2023 to determine the existence of credit losses considering factors including credit ratings and other relevant information, which may indicate that contractual cash flows are not expected to occur. The results of this evaluation indicated that the unrealized losses on AFS debt securities are primarily attributable to market interest rate increases and not a deterioration in credit quality of the issuers. Based on the analysis, management determined that credit losses did not exist for AFS debt securities in an unrealized loss position as of April 30, 2024 and 2023. It is not considered likely that the Company will be required to sell the investments before full recovery of the amortized cost basis of the AFS debt securities, which may be at maturity. As a result, the Company has not recognized any impairment losses in earnings for the years ended April 30, 2024 and 2023.

Realized gains and losses are included in other income in the consolidated statements of operations and comprehensive loss and are determined using the specific identification method with transactions recorded on a trade date basis. For the years ended April 30, 2024 and 2023, respectively, the Company recorded $1.3 million and ($0.1 million) in realized gains and losses, respectively on available-for-sale securities, which is included in other income (expense), net on the statements of operations and comprehensive loss.

The following tables summarize the fair value of the Company’s investments by type as of April 30, 2024 and 2023 (in thousands):

	April 30, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$130,099	$600	$(276)	$130,423
Obligations of the U.S. Government and its agencies	48,228	83	(122)	48,189
Total investments	$178,327	$683	$(398)	$178,612

	April 30, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$77,768	$367	$(168)	$77,967
Obligations of the U.S. Government and its agencies	15,094	76	—	15,170
Total investments	$92,862	$443	$(168)	$93,137

The following table summarizes the scheduled maturity for the Company’s investments at April 30, 2024 (in thousands):

April 30,
2024
Maturing in one year or less	$80,087
Maturing after one year through two years	84,414
Maturing after two years through four years	14,111
Total investments	$178,612

Note 4. Prepaid Expenses and Other Current Assets

At April 30, 2024 and 2023, prepaid expenses and other current assets consisted of (in thousands):

	2024	2023
Prepaid preclinical and clinical activities	$1,585	$1,724
Other prepaid expenses	2,833	2,583
Interest and other receivables	1,409	654
VAT receivable	1,023	1,422
Total prepaid expenses and other current assets	$6,850	$6,383

Note 5. Property and Equipment

At April 30, 2024 and 2023, property and equipment consisted of (in thousands):

	2024	2023
Laboratory equipment	$2,409	$2,404
Office equipment	269	249
Furniture & fixtures	402	398
Leasehold improvements	2,859	2,855
Total property and equipment at cost	5,939	5,906
Less: Accumulated depreciation	(3,712)	(2,958)
Property and equipment, net	$2,227	$2,948

For the years ended April 30, 2024 and 2023, depreciation expense was $0.8 million and $0.7 million, respectively.

Note 6. Accrued Expenses

At April 30, 2024 and 2023, accrued expenses consisted of (in thousands):

	2024	2023
Accrued research expense	$3,416	$3,817
Accrued compensation	6,687	4,207
Accrued professional fees	2,042	906
Other accrued expenses	253	198
Total accrued expenses	$12,398	$9,128

Note 7. Stockholder’s Equity

Direct Offerings

On December 23, 2022, the Company entered into subscription agreements with institutional investors to sell, in a registered direct offering, an aggregate of 9,484,199 shares of common stock at a price of $6.00 per share and pre-funded warrants to purchase up to 182,470 shares of common stock at a price of $5.999 per pre-funded warrant (the “December 2022 Offering”). The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, less the $0.001 per share exercise price of each pre-funded warrant. The net proceeds from the registered direct offering, after deducting $0.3 million in expenses, were approximately $57.7 million. The pre-funded warrants do not expire and are exercisable at any time after the issuance date. The Company evaluated the pre-funded warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the pre-funded warrants did not meet the definition of liability instruments and met the criteria for permanent equity. In April 2024 all pre-funded warrants from the December 2022 Offering were exercised in a cashless exercise, resulting in an issuance of 182,453 shares of common stock.

On February 14 2024, the Company entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated, and Cantor Fitzgerald & Co., as the representatives of several underwriters to sell an aggregate of 7,016,312 shares of our common stock at price of $15.25 per share and pre-funded warrants to purchase up to

3,483,688 shares of common stock at a price of $15.249 per pre-funded warrant (the “February 2024 Offering”). The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, less the $0.001 per share exercise price of each pre-funded warrant. The net proceeds from the Offering, after deducting $0.5 million in expenses, were approximately $150.1 million. The pre-funded warrants do not expire and are exercisable at any time after the issuance date. The Company evaluated the pre-funded warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the pre-funded warrants did not meet the definition of liability instruments and met the criteria for permanent equity. As of April 30, 2024, no pre-funded warrants from the February 2024 Offering have been exercised.

Termination of ATM Program

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

On February 14, 2024, the Company terminated its ATM with Cantor Fitzgerald & Co., under which the Company could, from time to time, offer and sell shares of its common stock having an aggregate offering value of up to $100.0 million. Prior to delivering the written notice, no shares of Company common stock were offered or sold pursuant to this ATM with Cantor Fitzgerald & Co.

Note 8. Stock-Based Compensation

The Company has four plans that provide for equity-based compensation. Two are legacy plans for which no further grants are to be made. As of April 30, 2024, 1,214,875 stock awards remain available for grant under the 2017 Equity Incentive Plan (“2017 Plan”). There are 6,977,124 shares of the Company’s common stock that are reserved for issuance upon exercise or settlement of stock options or other awards under these four plans. Initial awards generally vest 25% after one year and then ratably on a monthly basis over the next three years. Recurring grants typically vest on a monthly basis over four years. Stock option grants expire after ten years.

In July 2021, the Company approved the 2021 Equity Inducement Plan to reserve 350,000 shares of its common stock to be used exclusively for grants of awards as a material inducement to such individuals' entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In June 2023, the Company amended and restated the 2021 Equity Inducement Plan (the “Amendment and Restated 2021 Equity Inducement Plan”) to register 500,000 additional shares of its common stock. As of April 30, 2024 there were 152,500 shares remaining available to be issued under the 2021 Inducement Plan.

In June 2024, the Company amended and restated the 2021 Equity Inducement Plan to register 600,000 additional shares of its common stock. See Note 14, Subsequent Events.

The Company also has in place the 2017 Employee Stock Purchase Plan (“ESPP”), under which employees have the option to purchase the Company’s common stock at a discount of 15% from the market price during predetermined offering periods each year. There are 1,251,580 shares available for future issuance under the ESPP as of April 30, 2024.

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

The fair value of the share-based awards was measured with the following weighted-average assumptions for the fiscal years ended April 30:

	2024	2023	2022
Risk-free interest rate	4.29%	3.11%	1.08%
Expected life of the options	6.25 years	6.25 years	6.25 years
Expected volatility of the underlying stock	81.38%	92.24%	85.4%
Expected dividend rate	0%	0%	0%

Stock-based compensation was reflected in the Company’s consolidated statement of operations and comprehensive loss as follows (in thousands):

	Year ended April 30,
	2024	2023	2022
Research and development	$9,305	$5,384	$5,189
General and administrative	12,610	4,538	5,897
Total stock-based compensation expense	$21,915	$9,922	$11,086

A summary of option activity for the year ended April 30, 2024 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at May 1, 2023	4,060,175	$15.01	6.65	$1,668
Options Exercised	(25,182)	7.30
Options Granted	641,000	10.37
Options Cancelled	(234,352)	16.60
Outstanding at April 30, 2024	4,441,641	$14.30	5.25	$6,505
Exercisable at April 30, 2024	3,366,232	$14.89	4.21	$5,110
Vested and expected to vest at April 30, 2024	4,441,641	$14.30	5.25	$6,505

The weighted-average grant date fair value of stock options granted during the years ended April 30, 2024, 2023 and 2022 was $7.57, $7.14, and $16.98, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the years ended April 30, 2024, 2023 and 2022 was $0.1 million, $0.3 million and $0.8 million, respectively. The total cash received by the Company as a result of employee stock option exercises during the years ended April 30, 2024, 2023 and 2022 was $0.2 million, $0.2 million, and $1.4 million, respectively.

As of April 30, 2024, there was $8.8 million of unrecognized compensation expense related to unvested options, which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units

During the fiscal year ended April 30, 2024, the Company granted both executives and employees Restricted Stock Units (“RSUs”) from the 2017 Equity Incentive Plan. All RSUs granted are subject to a service condition, and vest over a three or four-year period with equal quarterly vesting.

A summary of activity in connection with RSUs for the year ended April 30, 2024 is as follows:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
RSU outstanding at April 30, 2023	742,242	7.96
RSUs awarded	250,000	14.38
RSUs released	(341,549)	7.94
RSUs forfeited	(24,421)	8.16
RSUs outstanding at April 30, 2024	626,272	10.52

As of April 30, 2024, the unrecognized stock-based compensation cost related to the RSUs was $6.2 million, which is expected to be recognized over a weighted-average period of 2.96 years

Performance Stock Units

A summary of activity in connection with PSUs for the year ended April 30, 2024 is as follows:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
PSUs outstanding at April 30, 2023	720,000	11.11
PSUs awarded	694,334	11.52
PSUs released	(716,664)	13.18
PSUs forfeited	(155,834)	7.72
PSUs outstanding at April 30, 2024	541,836	9.87

In March 2022, the Company granted 360,000 performance-based restricted stock units (“PSUs”) to five executives under the 2017 Equity Incentive Plan with a grant date fair value of $15.39. The performance-based metric for the awards was the success of the Company’s Phase 3 clinical trial of the sebetralstat program. Upon successful completion of the performance metric, 100% of the PSUs would vest in full. This performance metric was certified by the Compensation Committee of the Company's Board of Directors in February 2024, resulting in $5.5 million of expense recognized in full as of the certification date.

In January 2023, the Company granted 360,000 PSUs to five executives under the 2017 Equity Incentive Plan with a grant date fair value of $6.82. The performance-based metric for the awards is the FDA approval of a New Drug Application for sebetralstat. Upon successful completion of the performance metric, 100% of the PSUs will vest in full. As of April 30, 2024 the Company has not recognized any compensation expense related to these awards as the achievement of the Performance Metric is not yet deemed to be probable.

In June 2023, the Company granted 306,667 PSUs to seven executives under the 2017 Equity Incentive Plan with a grant date fair value of $9.99. The performance-based metric for the awards was the full enrollment for the KVD900-301 clinical trial. This performance metric was certified by the Compensation Committee of the Company's Board of Directors in July 2023, with twelve months of quarterly vesting beginning in August 2023. As of April 30, 2024, $3.0 million of expense from these awards has been recognized.

In January 2024, the Company granted 306,667 PSUs to seven executives under the 2017 Equity Incentive Plan with a grant date fair value of $12.71. The performance-based metric for the executive awards was the success of the Company’s Phase 3 clinical trial of the sebetralstat program. This performance metric was certified by the Compensation Committee of the Company's Board of Directors in February 2024, with twelve months of quarterly vesting beginning in February 2024. As of April 30, 2024, $2.2 million of expense from these awards has been recognized.

In January 2024, the Company granted 81,000 PSUs to six non-executives under the 2017 Equity Incentive Plan with a grant date fair value of $12.85. The performance-based metrics for the non-executive awards is the successful NDA filing for sebetralstat program and the FDA approval of the NDA. Upon successful completion of the NDA filing metric, 25% of the PSUs will vest, with the remaining 75% of the PSUs vesting upon successful completion of the NDA approval metric. As of April 30, 2024 the Company has not recognized any compensation expense related to these awards as the achievement of the Performance Metrics are not yet deemed to be probable.

Note 9. Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has a contractual obligation related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining clinical commitments, which have cancellation provisions, totaled $23.8 million as of April 30, 2024.

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

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at April 30, 2024 and 2023.

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

The Company has a lease agreement for office space in Zug, Switzerland that commenced in August 2023 with an option to renew annually.

The Company has a lease agreement for office space in Tokyo, Japan that commenced in April 2024 and runs through April 2026.

The Company is also party to several operating leases for office and laboratory space as well as certain lab equipment. Total rent expense was $2.0 million, $1.8 million and $1.7 million for the years ended April 30, 2024, 2023 and 2022, respectively and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

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

The following table summarizes lease costs included in research and development and general and administrative expense for the years ended April 30, 2024 and 2023 (in thousands):

	2024	2023
Operating lease costs	$1,813	$1,806
Short-term lease costs	114	13
Variable lease costs	238	174
Total lease costs	$2,165	$1,993

The following table summarizes the undiscounted payments due under lease liabilities and the present value of those liabilities as of April 30, 2024 (in thousands):

Years ending April 30,	Operating Leases
2025	$1,867
2026	1,896
2027	1,849
2028	1,870
2029	848
Thereafter	664
Total lease payments	8,994
Less: imputed interest	1,677
Total lease liabilities	7,317
Current lease liabilities	1,302
Long-term lease liabilities	$6,015

The following table summarizes the lease term and discount rate as of April 30, 2024 and 2023:

	2024	2023
Weighted-average remaining lease term (years)	5.0	6.0
Weighted-average discount rate	9.0%	9.0%

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities for the years ended April 30, 2024 and 2023 (in thousands):

	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,683	$1,615

Note 11. Income Taxes

The components of the Company’s loss before income taxes for the years ended April 30 consisted of the following (in thousands):

	2024	2023	2021
Domestic	$(52,661)	$(27,437)	$(21,145)
Foreign	(73,983)	(65,470)	(61,194)
	$(126,644)	$(92,907)	$(82,339)

For the years ended April 30, 2024, 2023 and 2022, the Company did not record any U.S. Federal income tax benefit or expense.

A reconciliation between the effective tax rates and statutory rates for the years ended April 30 is as follows:

	2024	2023	2021
Income tax benefit at U.S. federal statutory rate	21.0%	21.0%	21.0%
Foreign rate differential	2.3%	2.8%	(1.5)%
Nondeductible expenses - UK R&D credit	(8.3)%	(7.7)%	(10.6)%
162(m) permanent adjustment	(1.9)%	—	—
Other	(0.4)%	(0.3)%	(0.8)%
Valuation allowance	(12.7)%	(15.8)%	(8.1)%
	—	—	—

The tax effect of significant temporary differences representing deferred tax assets and liabilities as of April 30 is as follows (in thousands):

	2024	2023
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$50,179	$35,790
Operating lease liabilities	1,406	1,777
174 capitalization	2,168	3,922
Stock compensation	3,708	3,915
Other	2,506	1,634
Subtotal	59,967	47,038
Less: valuation allowance	(58,537)	(45,276)
Deferred tax assets, net of valuation allowance	1,430	1,762
Deferred tax liabilities:
Operating lease - Right-of-use assets	(1,325)	(1,693)
Other	(105)	(69)
Net deferred tax asset	$—	$—

Management of the Company has determined it is not more likely than not that the Company will recognize the benefits of net deferred tax assets, the majority of which are NOLs, and has provided a valuation allowance for the full amount of deferred tax assets as of April 30, 2024 and 2023, respectively. During the years ended April 30, 2024 and 2023 the valuation allowance changed by $13.3 million. Realization of deferred tax assets is dependent upon the generation of future taxable income.

The ability to utilize the Company’s domestic net operating losses is limited due to changes in ownership as defined by Section 382 of the Internal Revenue Code (the “Code”). Under the provisions of Sections 382 and 383 of the Code, a change of control, as defined in the Code, imposes an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes that can be used to reduce future tax liabilities. The Company determined that ownership changes occurred as a result of public offerings in December 2005, a transaction in November 2016 and a public offering in September 2018. The offering in September of 2018 resulted in an ownership change as of February 2019. The Company reevaluated the 382 position of the company as of April 30, 2024 and concluded that no issuances since February of 2019 have resulted in an ownership change, including the February 2024 Offering.

As of April 30, 2024, the Company has NOL carryforwards for U.S. federal income taxes of $6.1 million that expire in 2036 and $49.7 million that can be carried forward indefinitely. The $6.1 million of NOL expiring in 2036 is subject to an annual 382 limitation of $0.3 million. The $49.7 million of NOL that carries forward indefinitely is not currently subject to an annual 382 limitation. The Company also has NOL carryforwards for state income taxes of $31.9 million that begin to expire in 2036 and NOL carryforwards for U.K. income taxes of $145.6 million that do not expire. The company also has a small amount of NOLs in the jurisdictions of Ireland, Switzerland, and Japan that total less than $2.0 million and do not expire.

The Company has $83.0 million of NOLs subject to 382 limitation. As a result of these ownership changes, it is estimated that the effect of Section 382 will generally limit the amount of the net operating loss carryforwards that are available to offset future taxable income to approximately $0.3 million, annually. Due to this annual limitation, the company expects $76.7 million of federal NOL to go unutilized.

The company has $1.5 million of R&D credit carryforward subject to 383 limitation. As a result of these ownership changes, it is estimated that the effect of Section 383 will limit the company to $0.1 million of credits to utilize, with $1.4 million of credit to expire unutilized.

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company files U.S. Federal tax returns, as well as certain state returns. The Company also files tax returns in the U.K and Ireland. The Company is subject to U.S. Federal, state, and U.K. income tax examinations by authorities for tax years ending after 2019. There are currently no federal, state, or U.K. audits in process. Tax year 2020 and subsequent years contain matters that could be subject to differing interpretations of the applicable tax laws and regulations as it relates to the amount and or timing of income, deductions, and tax credits. Although the outcome of tax audits is always uncertain, management has analyzed the Company’s tax positions taken for all open tax years and has concluded that no provision for unrecognized tax benefits from uncertain tax positions is required in the Company’s consolidated financial statements for the years ended April 30, 2024 and 2023, respectively.

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

Note 12. Defined Contribution Plans

Participation in a personal pension plan is available to all U.K. based employees of the Company upon commencement of their employment. Employer contributions are made in accordance with the terms and conditions of the employment contract. Employees of the U.S. parent company are eligible to participate in the Company's 401(k) Plan in which employee contributions on a pre-tax basis are supplemented by matching contributions by the Company. Total employer contributions to both plans for the years ended April 30, 2024, 2023 and 2022 were $1.1 million, $0.8 million and $0.6 million respectively.

Note 13. Other Income (Expenses), Net

At April 30, 2024 and 2023, other income and expenses consisted of (in thousands):

	2024	2023	2022
R&D tax credit	$8,452	$15,785	$15,303
Realized gain (loss) on sale of securities	1,325	(139)	(581)
Miscellaneous	(10)	(4)	(1)
Other income (expenses), net	$9,767	$15,642	$14,721

As of April 30, 2024 and 2023 the Company had research and development tax credits receivable totaling $8.4 million and $16.6 million, respectively. This tax credit is related to a tax scheme for small and medium enterprises in the U.K. as well as an R&D expenditure credit system that allows the Company to file a claim for cash credit in proportion to the Company’s R&D expenditure for the year. This amount is included in other income, as it is a refundable credit that does not depend on the Company’s ongoing tax status or position. The Company recognized $8.5 million and $15.8 million related to these programs in the years ended April 30, 2024 and 2023, respectively.

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

In November 2022, the U.K. government announced changes to the research and development tax credit program. These changes, which include a reduction in tax credit rates for SMEs, were effective on April 1, 2023 and reduced the payable tax credit of approximately 33.4% for eligible research and development expenditures to 18.6%. Additionally, the cash rebate that subcontracted research expenditures are eligible for decreased from approximately 21.7% to 12.1% after April 1, 2023.

Note 14. Subsequent Events

In June 2024, the Company amended and restated the 2021 Equity Inducement Plan to register 600,000 additional shares of its common stock to be used exclusively for grants of awards as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 563(c)(4) of the Nasdaq Listing Rules.