Form 10-Q
period 2024-07-31
KalVista Pharmaceuticals, Inc.
filed 2024-09-05
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2024

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

As of August 30, 2024, the registrant had 43,215,472 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	July 31,	April 30,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$31,848	$31,789
Marketable securities	142,424	178,612
Research and development tax credit receivable	9,908	8,439
Prepaid expenses and other current assets	7,454	6,850
Total current assets	191,634	225,690
Property and equipment, net	2,100	2,227
Right of use assets	5,859	6,920
Other assets	605	567
Total assets	$200,198	$235,404
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,792	$9,107
Accrued expenses	10,355	12,398
Lease liability - current portion	1,264	1,302
Total current liabilities	22,411	22,807
Long-term liabilities:
Lease liability - net of current portion	4,988	6,015
Total long-term liabilities	4,988	6,015
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 43,081,922 at July 31, 2024 and 42,521,975 at April 30, 2024	43	42
Additional paid-in capital	685,794	679,754
Accumulated deficit	(510,169)	(469,726)
Accumulated other comprehensive loss	(2,869)	(3,488)
Total stockholders’ equity	172,799	206,582
Total liabilities and stockholders’ equity	$200,198	$235,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	July 31,
	2024	2023
Revenue	$—	$—
Operating expenses:
Research and development	26,614	19,307
General and administrative	17,601	9,786
Total operating expenses	44,215	29,093
Operating loss	(44,215)	(29,093)
Other income:
Interest income	1,692	923
Foreign currency exchange gain	514	456
Other income	1,566	2,397
Total other income	3,772	3,776
Net loss	$(40,443)	$(25,317)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(128)	91
Unrealized holding gain on marketable securities	1,064	392
Reclassification adjustment for realized (gain) loss on marketable securities included in net loss	(317)	(314)
Other comprehensive income	619	169
Comprehensive loss	$(39,824)	$(25,148)
Net loss per share to common stockholders, basic and diluted	$(0.87)	$(0.74)
Weighted average common shares outstanding, basic and diluted	46,232,977	34,414,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended July 31, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2024	42,521,975	$42	$679,754	$(469,726)	$(3,488)	$206,582
Issuance of common stock from equity incentive plans	385,234	1	3,000	—	—	3,001
Release of restricted stock units	174,713	—	—	—	—	—
Stock-based compensation expense	—	—	3,040	—	—	3,040
Net loss	—	—	—	(40,443)	—	(40,443)
Foreign currency translation (loss) gain	—	—	—	—	(128)	(128)
Unrealized holding gain from marketable securities	—	—	—	—	1,064	1,064
Reclassification adjustment for realized (gain) on marketable securities included in net loss	—	—	—	—	(317)	(317)
Balance at July 31, 2024	43,081,922	$43	$685,794	$(510,169)	$(2,869)	$172,799

	Three Months Ended July 31, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2023	34,171,138	$34	$507,133	$(343,082)	$(3,060)	$161,025
Issuance of common stock from equity incentive plans	35,313	—	204	—	—	204
Release of restricted stock units	60,144	—	—	—	—	—
Stock-based compensation expense	—	—	3,254	—	—	3,254
Net loss	—	—	—	(25,317)	—	(25,317)
Foreign currency translation (loss) gain	—	—	—	—	91	91
Unrealized holding gain from marketable securities	—	—	—	—	392	392
Reclassification adjustment for realized (gain) on marketable securities included in net loss	—	—	—	—	(314)	(314)
Balance at July 31, 2023	34,266,595	$34	$510,591	$(368,399)	$(2,891)	$139,335

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	July 31,
	2024	2023
Cash flows from operating activities
Net loss	$(40,443)	$(25,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	224	193
Stock-based compensation expense	3,040	3,254
Realized (gain) from sale of marketable securities	(317)	(314)
Non-cash operating lease (benefit) expense	(5)	6
Amortization of premium on marketable securities	5	62
Foreign currency exchange (gain)	(414)	(395)
Changes in operating assets and liabilities:
Research and development tax credit receivable	(1,253)	(2,084)
Prepaid expenses and other assets	(783)	(1,003)
Accounts payable	1,502	108
Accrued expenses	(1,776)	(1,240)
Net cash used in operating activities	(40,220)	(26,730)
Cash flows from investing activities
Purchases of marketable securities	(983)	(25,767)
Sales and maturities of marketable securities	38,230	45,386
Acquisition of property and equipment	(21)	(6)
Capitalized website development costs	(64)	-
Net cash provided by investing activities	37,162	19,613
Cash flows from financing activities
Issuance of common stock from equity incentive plans	3,000	204
Net cash provided by financing activities	3,000	204
Effect of exchange rate changes on cash and cash equivalents	117	84
Net increase (decrease) in cash and cash equivalents	59	(6,829)
Cash and cash equivalents at beginning of period	31,789	56,238
Cash and cash equivalents at end of period	$31,848	$49,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.
The Company

Company Background

KalVista Pharmaceuticals, Inc. (“KalVista” or the “Company”) is a clinical stage pharmaceutical company focused on the discovery, development and commercialization of drug therapies for diseases with significant unmet need. The Company has used its capabilities to develop sebetralstat, a novel, small molecule plasma kallikrein inhibitor targeting the disease hereditary angioedema (“HAE”).

In February 2024, the Company announced topline data from the Phase 3 KONFIDENT clinical trial to evaluate the safety and efficacy of sebetralstat as the first potential oral, on-demand therapy for HAE. KONFIDENT was the largest and most representative trial ever conducted in HAE, enrolling a total of 136 patients from 66 clinical sites across 20 countries. Eligible participants included adults and adolescents 12 years of age and older, with or without use of long-term prophylaxis, and evaluated all attack severities and locations. The clinical trial met all primary and key secondary endpoints and demonstrated a safety profile similar to placebo.

In June 2024, the Company filed a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) seeking marketing approval of sebetralstat as the first oral, on-demand therapy for HAE. In August 2024, the Company was notified that the FDA has accepted the NDA filing for review, with a Prescription Drug User Fee Act (“PDUFA”) notification date of June 17, 2025.

Also in August 2024, the European Medicines Agency (“EMA”) validated the submission of the Company's Marketing Authorization Application (“MAA”) for sebetralstat. This application is currently being reviewed by the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) under the centralized licensing procedure for all 27 Member States of the European Union, as well as the EEA countries Norway, Iceland and Liechtenstein. The Company expects to file for approval in the UK, Japan, and other countries later in 2024.

The Company’s headquarters is currently located in Cambridge, Massachusetts, with additional offices and research activities located in Porton Down, United Kingdom, Salt Lake City, Utah, Zug, Switzerland and Tokyo, Japan.

In July 2024, the Company entered into a new headquarters lease for approximately 32,110 square feet of office and laboratory space in Framingham, Massachusetts, which will commence in early 2025 with expected initial lease term of approximately 10 years. The Company intends to sublease the current headquarters to third parties after the move to the new facility is completed.

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

To date, the Company has not generated any product sales revenues and does not have any products that have been approved for commercialization. As of July 31, 2024, the Company had an accumulated deficit of $510.2 million and $174.3 million of cash, cash equivalents and marketable securities. The Company does not expect to generate significant revenue unless and until it obtains regulatory approval for, and commercializes, one of its current or future product candidates. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to increase as it continues the development of, and seeks regulatory approvals for, product candidates, and begins to commercialize any approved products. The Company is subject to all of the risks inherent in the development of new therapeutic products, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months.

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

The Company has never been profitable and has incurred significant operating losses in each year since its inception. Cash requirements may vary materially from those now planned because of changes in the Company's focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be obtained by the Company, or if obtained, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations. If adequate additional working capital is not secured when needed, the Company may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned research programs. Any of these actions could materially harm the Company’s business and prospects.

2.
Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. There were no adjustments other than normal recurring adjustments. These unaudited interim condensed consolidated financial results are not necessarily indicative of the results to be expected for the year ending April 30, 2025, or for any other future annual or interim period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended April 30, 2024 in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on July 11, 2024.

Segment Reporting: The chief operating decision maker, the CEO, manages the Company’s operations as a single operating segment for the purposes of assessing performance and making operating decisions.

Use of Estimates: The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Accounting estimates and management judgments reflected in the condensed financial statements include: the accrual of research and development expenses, stock-based compensation, and operating lease liabilities. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

Recent Accounting Pronouncements: In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. The Company does not expect the amendments in this ASU to have a material impact on its consolidated financial statements.

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

Net Loss per Share: Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the number of potential dilutive common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of outstanding options, unvested restricted stock units, unvested performance stock units, and shares committed to be purchased under the employee stock purchase plan.

Potential dilutive common share equivalents consist of:

	July 31,
	2024	2023
Stock options and awards	5,796,122	5,909,619

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

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of July 31, 2024 and April 30, 2024 (in thousands):

				Balance at
	Level 1	Level 2	Level 3	July 31, 2024
Cash equivalents	$5,151	$—	$—	$5,151
Marketable securities:
Corporate debt securities	—	114,868	—	114,868
U.S. government agency securities	—	27,556	—	27,556
	$5,151	$142,424	$—	$147,575

				Balance at
	Level 1	Level 2	Level 3	April 30, 2024
Cash equivalents	$11,143	$—	$—	$11,143
Marketable securities:
Corporate debt securities	—	130,423	—	130,423
U.S. government agency securities	—	48,189	—	48,189
	$11,143	$178,612	$—	$189,755

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

The following tables summarize the fair values of the Company’s investments by type as of July 31, 2024 and April 30, 2024 (in thousands):

	July 31, 2024
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$113,821	$1,054	$(7)	$114,868
Obligations of the U.S. Government and its agencies	27,351	205	—	27,556
Total	$141,172	$1,259	$(7)	$142,424

	April 30, 2024
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$130,099	$600	$(276)	$130,423
Obligations of the U.S. Government and its agencies	48,228	83	(122)	48,189
Total	$178,327	$683	$(398)	$178,612

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

As of July 31, 2024, unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were insignificant.

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of July 31, 2024, and April 30, 2024.

The following table summarizes the scheduled maturity for the Company’s marketable securities at July 31, 2024 (in thousands):

July 31, 2024
Maturing in one year or less	$66,855
Maturing after one year through two years	62,677
Maturing after two years through four years	12,892
Total	$142,424

4. Accrued Expenses

Accrued expenses consisted of the following as of July 31, 2024 and April 30, 2024 (in thousands):

	July 31,	April 30,
	2024	2024
Accrued compensation	$3,165	$6,687
Accrued research expense	2,369	3,416
Accrued professional fees	3,507	2,042
Other accrued expenses	1,314	253
	$10,355	$12,398

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of July 31, 2024 and April 30, 2024 (in thousands):

	July 31,	April 30,
	2024	2024
Prepaid preclinical and clinical activities	$1,995	$1,585
Other prepaid expenses	3,074	2,833
Interest and other receivables	1,426	1,409
VAT receivable	959	1,023
Total prepaid expenses and other current assets	$7,454	$6,850

6. Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has contractual obligations related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining commitments, which have cancellation provisions, total $21.7 million at July 31, 2024.

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

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at July 31, 2024.

7. Leases

The Company has a lease agreement for approximately 8,300 square feet of space for its headquarters located in Cambridge, Massachusetts that runs through September 2028.

In July 2024, the Company signed a new headquarters lease for approximately 32,110 square feet in Framingham, Massachusetts that is expected to commence in early 2025 and has an expected initial lease term of approximately 10 years. Prior to lease commencement of its new headquarters, the Company will occupy a temporary space in the same building later in 2024. The Company intends to sublease its current space in Cambridge, Massachusetts for occupancy once the Company has moved into its new headquarters.

The Company has lease agreements for approximately 13,400 square feet of office and research laboratory space located in Porton Down, United Kingdom that run through April 2028.

The Company has a lease agreement in Salt Lake City, Utah for approximately 6,200 square feet of office space that runs through February 2032.

The Company has a lease agreement for approximately 500 square feet of research laboratory space in Cambridge, Massachusetts that commenced in July 2022 with an option to renew annually. As of July 31, 2024, the Company does not intend to renew for 2025.

The Company leases office space in Zug, Switzerland under an initial one-year term which commenced in August 2023. The Company has classified this lease as a short-term lease as the Company concluded that the non-cancelable terms of this lease was less than one year at the commencement.

Total rent expense was approximately $0.6 million and $0.5 million for the three months ended July 31, 2024 and 2023, respectively and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of July 31, 2024 (in thousands):

Years ending April 30,	Operating Leases
2025	$1,321
2026	1,650
2027	1,605
2028	1,600
2029	769
Thereafter	664
Total minimum lease payments	7,609
Less amounts representing interest	1,357
Present value of minimum payments	6,252
Current portion	1,264
Long-term portion	$4,988

Total lease payments in the table above excludes approximately $11.2 million of legally binding minimum lease payments for the signed new headquarter lease that has not yet commenced as of July 31, 2024.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our unaudited interim condensed financial statements and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, statements regarding the success, cost and timing of our product development activities and clinical trials as well as other activities we may undertake, macroeconomic conditions, including rising inflation and changing interest rates, labor shortages, supply chain issues, and global conflicts such as the war in Ukraine and conflicts in the Middle East, our business strategy, our ability to receive, maintain and recognize the benefits of certain designations received by product candidates and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our Annual Report on Form 10-K or described elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context indicates otherwise, in this Quarterly Report on Form 10-Q, the terms “KalVista,” “Company,” “we,” “us” and “our” refer to KalVista Pharmaceuticals, Inc. and, where appropriate, its consolidated subsidiaries.

Management Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of drug therapies for diseases with significant unmet need. We have used our capabilities to develop sebetralstat, a novel, small molecule plasma kallikrein inhibitor targeting the disease hereditary angioedema (“HAE”).

HAE is a rare and potentially life-threatening, genetically driven disease that features episodes of debilitating and often painful swelling in the skin, gastrointestinal tract or airways. Although multiple therapies have been approved for the disease, we believe people living with HAE are in need of alternatives that better meet their objectives for quality of life and ease of disease control. Other than one oral therapy approved for prophylaxis, currently marketed therapies are all administered by injection, which patients find challenging despite their efficacy because they are painful, time consuming to prepare and administer, and difficult to transfer and store. As a result, many attacks are treated too late to prevent significant symptoms, and a large percentage are not treated at all, leading to needless suffering. We anticipate that there will be strong interest in a safe and effective, orally delivered on-demand treatment, which would provide patients a new and compelling option with which to treat their disease.

In February 2024, we announced topline data from the Phase 3 KONFIDENT clinical trial to evaluate the safety and efficacy of sebetralstat as the first potential oral, on-demand therapy for HAE. KONFIDENT was the largest and most representative trial ever conducted in HAE, enrolling a total of 136 patients from 66 clinical sites across 20 countries. Eligible participants included adults and adolescents 12 years of age and older, with or without use of long-term prophylaxis, and evaluated all attack severities and locations. The clinical trial met all primary and key secondary endpoints and demonstrated a safety profile similar to placebo.

In June 2024, we filed a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) seeking marketing approval of sebetralstat as the first oral, on-demand therapy for HAE. In August 2024, we were notified that the FDA has accepted the NDA filing for review, with a PDUFA notification date of June 17, 2025. This application is seeking approval for sebetralstat as the first oral, on-demand HAE therapy for adults as well as adolescents ages 12 and above with HAE. We believe the adolescent population has a particularly high unmet need, as patients in this age group frequently experience attacks yet currently only have approved access to intravenously delivered therapies.

Also in August 2024, the European Medicines Agency (“EMA”) validated the submission of our Marketing Authorization Application (“MAA”) for sebetralstat. This application is currently being reviewed by the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) under the centralized licensing procedure for all 27 Member States of the European Union, as well as the EEA countries Norway, Iceland and Liechtenstein. We expect to file for approval in the U.K., Japan, and other countries later in 2024.

An MAA submission to the United Kingdom Medicines and Healthcare products Regulatory Agency (“MHRA”) and a Japanese New Drug Application (“JNDA”) submission to the Japanese Pharmaceuticals and Medical Devices Agency (“JPMDA”) are both planned in 2024. Regulatory review timelines enable potential launches of sebetralstat in these territories in calendar 2025 and early 2026. To enable the broadest possible global availability of sebetralstat, if approved, we intend to engage commercial partners in other international markets.

In August 2022, we initiated KONFIDENT-S, a two-year open-label extension trial assessing the long-term safety and tolerability of sebetralstat. In addition, this study is examining the potential use of sebetralstat as short-term prophylaxis in the setting of medical and dental procedures, where HAE attacks are known to be triggered. In total, more than 1700 attacks have been treated across KONFIDENT and KONFIDENT-S to date, and KONFIDENT-S includes numerous patients who have taken multiple doses for treatment.

In June 2024, we initiated a pediatric clinical trial (KONFIDENT-KID), using an orally disintegrating tablet (“ODT”) formulation of sebetralstat developed specifically for pediatric use. If approved, sebetralstat ODT would be the first oral therapy for pediatric patients aged 2 to 11 years old. In addition, sebetralstat would be only the second FDA-approved on-demand therapy of any type in this population. We intend to begin conversion of adolescent and adult participants in the ongoing KONFIDENT-S study to an ODT formulation in Q4 2024, enabling a potential 2026 supplemental NDA (“sNDA”) approval by the FDA. If approved, the ODT formulation would provide people living with HAE with an additional novel option for oral on-demand treatment.

Sebetralstat has received Fast Track and Orphan Drug designations from the FDA, as well as Orphan Drug Designation and an approved Pediatric Investigational Plan from the EMA. In November 2023, sebetralstat was granted Orphan Drug Status in Switzerland. In February 2024, the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”) awarded the Innovation Passport for sebetralstat.

We believe our preclinical oral Factor XIIa inhibitor program has the potential to be the first orally delivered Factor XIIa inhibitor for indications across a wide variety of therapeutic areas that are supported by scientific evidence. We are undertaking a strategic review of this program, to evaluate the potential for further progress and indications for future development, and we intend to make further decisions on this program following completion of this process.

On February 14, 2024, we entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated, and Cantor Fitzgerald & Co., as the representatives of several underwriters to sell an aggregate of 7,016,312 shares of our common stock at price of $15.25 per share and pre-funded warrants to purchase up to 3,483,688 shares of common stock at a price of $15.249 per pre-funded warrant (the “February 2024 Offering”). The net proceeds from the offering, after deducting estimated expenses, were approximately $150.1 million.

On July 11, 2024, we filed a shelf registration statement on Form S-3 with the SEC (the “Registration Statement”) pursuant to which the Company may offer and sell securities having an aggregate public offering price of up to $300 million.

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

Income Taxes

We historically have incurred net losses and had no corporation tax liabilities. We file U.S. Federal tax returns, as well as certain state returns. We also file returns in the United Kingdom. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. Because of the operating losses and the full valuation allowance provided on all deferred tax assets, including the net operating losses, no tax provision has been recognized in the three months ended July 31, 2024.

For tax purposes, pursuant to the Tax Cuts and Jobs Act of 2017, we are required to capitalize and subsequently amortize all R&D expenditures over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. We adopted ASU 2019-12 as of January 1, 2022.

Results of Operations

Comparison of the three months ended July 31, 2024 and 2023

The following table sets forth the key components of our results of operations for the three months ended July 31, 2024 and 2023 (in thousands):

	Three Months Ended
	July 31,		Increase
	2024	2023	(decrease)

Revenue	$—	$—	$—
Operating expenses
Research and development expenses	26,614	19,307	7,307
General and administrative expenses	17,601	9,786	7,815
Other income
Interest, exchange rate gain and other income	3,772	3,776	(4)

Revenue. No revenue was recognized in the quarters ended July 31, 2024 or 2023.

Research and Development Expenses. Research and development expenses increased $7.3 million to $26.6 million for the three months ended July 31, 2024 compared to $19.3 million in the same period in the prior fiscal year due to increases in spending on the sebetralstat program of $3.3 million, personnel costs of $2.3 million and preclinical and other activities of $1.9 million offset by decreases in spending on KVD824 of $0.3 million compared to the same period in the prior fiscal year. The impact of exchange rates on research and development expenses resulted in an increase to expenses of $0.1 million in the three months ended July 31, 2024 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	July 31,		Increase
	2024	2023	(decrease)

Program-specific costs
Sebetralstat	$11,980	$8,639	3,341
KVD824	2	254	(252)
Unallocated costs
Personnel	9,142	6,826	2,316
Preclinical and other activities	5,490	3,588	1,902
Total	$26,614	$19,307	$7,307

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

Expenses for KVD824 decreased due to the termination of the Phase 2 KOMPLETE clinical trial in October 2022. These expenses have ceased as we do not anticipate any further development of KVD824.

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

General and Administrative Expenses. General and administrative expenses increased by $7.8 million primarily due to increases in commercial expenses of $4.5 million, employee related expenses of $2.5 million, patient advocacy expenses of $0.3 million, and other administrative expenses of $0.5 million.

Other Income. Other income stayed relatively the same compared to the same period in the prior fiscal year. Income from research and development tax credits decreased $0.8 million and interest income increased $0.8 million.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales and have incurred losses since inception and cash outflows from operating activities for the three months ended July 31, 2024 and 2023. We have funded operations primarily through the issuance of capital stock and pre-funded warrants. Our working capital, primarily cash and marketable securities, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued.

In February 2024, we entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated, and Cantor Fitzgerald & Co., as the representatives of several underwriters to sell an aggregate of 7,016,312 shares of our common stock at price of $15.25 per share and pre-funded warrants to purchase up to 3,483,688 shares of common stock at a price of $15.249 per pre-funded warrant. The net proceeds from the February 2024 Offering, after deducting estimated expenses, were approximately $150.1 million. As of July 31, 2024 no pre-funded warrants from the February 2024 Offering have been exercised.

In July 2024, we filed the Registration Statement pursuant to which we may offer and sell securities having an aggregate public offering price of up to $300 million. During the three months ended July 31, 2024, we did not offer or sell any shares pursuant to the Registration Statement.

Cash Flows

The following table shows a summary of the net cash flow activity for the three months ended July 31, 2024 and 2023 (in thousands):

	Three Months Ended
	July 31,
	2024	2023

Cash flows used in operating activities	$(40,220)	$(26,730)
Cash flows provided by investing activities	37,162	19,613
Cash flows provided by financing activities	3,000	204
Effect of exchange rate changes on cash and cash equivalents	117	84
Net increase (decrease) in cash and cash equivalents	$59	$(6,829)

Net cash used in operating activities

Net cash used in operating activities was $40.2 million for the three months ended July 31, 2024 and primarily consisted of a net loss of $40.4 million adjusted for stock-based compensation of $3.0 million, an increase in the research and development tax credit receivable of $1.3 million, an increase in prepaid expenses and other assets of $0.8 million, and other changes in net working capital. The research and development tax credit receivable increased due to the accrual of tax credits in the three months ended July 31, 2024. Net cash used in operating activities was $26.7 million for the three months ended July 31, 2023 and primarily consisted of a net loss of $25.3 million adjusted for stock-based compensation of $3.3 million, an increase in the research and development tax credit receivable of $2.1 million, an increase in prepaid expenses and other assets of $1.0 million, and other changes in net working capital.

Net cash provided by investing activities

Net cash provided by investing activities for the three months ended July 31, 2024 was $37.2 million and primarily consisted of the sales and maturities of marketable securities of $38.2 million offset by purchases of marketable securities of $1.0 million, as compared to $19.6 million provided by investing activities during the same period in the prior year primarily due to sales and maturities of marketable securities of $45.3 million offset by purchases of marketable securities of $25.8 million.

Net cash provided by financing activities

Net cash provided by financing activities during the three months ended July 31, 2024 was $3.0 million and consisted of the issuance of common stock from equity incentive plans, compared to $0.2 million in the same period in the prior year which also consisted of the issuance of common stock from equity incentive plans.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, filed with the SEC on July 11, 2024. We are party to several operating leases for office and laboratory space as of July 31, 2024.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported revenue and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 to the unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our significant accounting policies and assumptions used in applying those policies. The accounting policies and estimates that we deem to be critical are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, filed with the SEC on July 11, 2024.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of July 31, 2024.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 202 filed with the SEC on July 11, 2024, which may materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

Not applicable.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(c) Insider Trading Arrangements and Policies

In the first quarter of fiscal 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading agreement; or a “non-Rule 10b5-1 trading agreement’ as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1+	Office Lease Agreement by and between the Registrant and OC 990 Corporate Center Associates, LLC dated July 22, 2024.					X

10.2*	Separation Agreement by and between the Registrant and T. Andrew Crockett, dated March 6, 2024.					X

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

+ Certain of the schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

* Exhibit 10.2 was inadvertently omitted from our Annual Report on Form 10-K for the year ended April 30, 2024.

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

Date: September 5, 2024	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Executive Officer (Principal Executive, Financial and Accounting Officer)