Form 10-Q
period 2024-10-31
KalVista Pharmaceuticals, Inc.
filed 2024-12-05
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2024

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

As of December 4, 2024, the registrant had 49,417,986 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	October 31,	April 30,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$41,581	$31,789
Marketable securities	94,195	178,612
Research and development tax credit receivable	11,082	8,439
Prepaid expenses and other current assets	5,409	6,850
Total current assets	152,267	225,690
Property and equipment, net	2,039	2,227
Right of use assets	5,863	6,920
Other assets	662	567
Total assets	$160,831	$235,404
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,198	$9,107
Accrued expenses	15,429	12,398
Lease liability - current portion	1,537	1,302
Total current liabilities	22,164	22,807
Long-term liabilities:
Lease liability - net of current portion	4,675	6,015
Total long-term liabilities	4,675	6,015
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 43,271,501 at October 31, 2024 and 42,521,975 at April 30, 2024	43	42
Additional paid-in capital	689,087	679,754
Accumulated deficit	(552,437)	(469,726)
Accumulated other comprehensive loss	(2,701)	(3,488)
Total stockholders’ equity	133,992	206,582
Total liabilities and stockholders’ equity	$160,831	$235,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Operating expenses:
Research and development	16,610	19,089	43,225	38,396
General and administrative	29,201	10,657	46,801	20,443
Total operating expenses	45,811	29,746	90,026	58,839
Operating loss	(45,811)	(29,746)	(90,026)	(58,839)
Other income:
Interest income	1,357	776	3,050	1,699
Foreign currency exchange gain (loss)	67	(1,299)	581	(843)
Other income	2,119	2,619	3,685	5,016
Total other income	3,543	2,096	7,316	5,872
Net loss	$(42,268)	$(27,650)	$(82,710)	$(52,967)
Other comprehensive (loss) income:
Foreign currency translation gain (loss)	166	(419)	38	(328)
Unrealized holding gain on marketable securities	651	440	1,715	832
Reclassification adjustment for realized (gain) on marketable securities included in net loss	(649)	(595)	(966)	(909)
Other comprehensive income (loss)	168	(574)	787	(405)
Comprehensive loss	$(42,100)	$(28,224)	$(81,923)	$(53,372)
Net loss per share to common stockholders, basic and diluted	$(0.91)	$(0.80)	$(1.78)	$(1.54)
Weighted average common shares outstanding, basic and diluted	46,695,220	34,565,955	46,464,099	34,490,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Six Months Ended October 31, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2024	42,521,975	$42	$679,754	$(469,726)	$(3,488)	$206,582
Issuance of common stock from equity incentive plans	385,234	1	3,000	—	—	3,001
Release of restricted stock units	174,713	—	—	—	—	—
Stock-based compensation expense	—	—	3,040	—	—	3,040
Net loss	—	—	—	(40,443)	—	(40,443)
Foreign currency translation (loss)	—	—	—	—	(128)	(128)
Unrealized holding gain from marketable securities	—	—	—	—	1,064	1,064
Reclassification adjustment for realized (gain) on marketable securities included in net loss	—	—	—	—	(317)	(317)
Balance at July 31, 2024	43,081,922	$43	$685,794	$(510,169)	$(2,869)	$172,799
Issuance of common stock from equity incentive plans	36,738	—	294	—	—	294
Release of restricted stock units	152,841	—	—	—	—	—
Stock-based compensation expense	—	—	2,999	—	—	2,999
Net loss	—	—	—	(42,268)	—	(42,268)
Foreign currency translation gain	—	—	—		166	166
Unrealized holding gain from marketable securities	—	—	—	—	651	651
Reclassification adjustment for realized (gain) on marketable securities included in net loss	—	—	—	—	(649)	(649)
Balance at October 31, 2024	43,271,501	$43	$689,087	$(552,437)	$(2,701)	$133,992

	Six Months Ended October 31, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2023	34,171,138	$34	$507,133	$(343,082)	$(3,060)	$161,025
Issuance of common stock from equity incentive plans	35,313	—	204	—	—	204
Release of restricted stock units	60,144	—	—	—	—	—
Stock-based compensation expense	—	—	3,254	—	—	3,254
Net loss	—	—	—	(25,317)	—	(25,317)
Foreign currency translation gain	—	—	—	—	91	91
Unrealized holding gain from marketable securities	—	—	—	—	392	392
Reclassification adjustment for realized (gain) on marketable securities included in net loss	—	—	—	—	(314)	(314)
Balance at July 31, 2023	34,266,595	$34	$510,591	$(368,399)	$(2,891)	$139,335
Issuance of common stock from equity incentive plans	18,000	—	128	—	—	128
Release of restricted stock units	136,863	—	—	—	—	—
Stock-based compensation expense	—	—	3,207	—	—	3,207
Net loss	—	—	—	(27,650)	—	(27,650)
Foreign currency translation (loss)	—	—	—	—	(419)	(419)
Unrealized holding gain from marketable securities	—	—	—	—	440	440
Reclassification adjustment for realized (gain) on marketable securities included in net loss	—	—	—	—	(595)	(595)
Balance at October 31, 2023	34,421,458	$34	$513,926	$(396,049)	$(3,465)	$114,446

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	October 31,
	2024	2023
Cash flows from operating activities
Net loss	$(82,710)	$(52,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	451	390
Stock-based compensation expense	6,039	6,461
Realized (gain) from sale of marketable securities	(966)	(909)
Non-cash operating lease (benefit) expense	(50)	(13)
Amortization of premium on marketable securities	10	83
Foreign currency exchange (gain) loss	(539)	811
Changes in operating assets and liabilities:
Research and development tax credit receivable	(2,321)	(4,109)
Prepaid expenses and other assets	1,321	761
Accounts payable	(4,358)	163
Accrued expenses	3,261	2,774
Net cash used in operating activities	(79,862)	(46,555)
Cash flows from investing activities
Purchases of marketable securities	(984)	(29,537)
Sales and maturities of marketable securities	87,106	77,917
Acquisition of property and equipment	(129)	(8)
Capitalized website development costs	(158)	(203)
Net cash provided by investing activities	85,835	48,169
Cash flows from financing activities
Issuance of common stock from equity incentive plans	3,295	332
Net cash provided by financing activities	3,295	332
Effect of exchange rate changes on cash and cash equivalents	524	(518)
Net increase in cash and cash equivalents	9,792	1,428
Cash and cash equivalents at beginning of period	31,789	56,238
Cash and cash equivalents at end of period	$41,581	$57,666
Supplemental disclosures of non-cash activities:
Right of use assets obtained in exchange for operating lease liabilities	$267	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.
The Company

Company Background

KalVista Pharmaceuticals, Inc. (“KalVista” or the “Company”) is a clinical stage pharmaceutical company focused on the discovery, development and commercialization of drug therapies for diseases with significant unmet need. The Company has used its capabilities to develop sebetralstat, a novel, orally delivered, small molecule plasma kallikrein inhibitor targeting the disease hereditary angioedema (“HAE”).

In February 2024, the Company announced topline data from the Phase 3 KONFIDENT clinical trial to evaluate the safety and efficacy of sebetralstat as potentially the first oral, on-demand therapy for HAE. KONFIDENT was the largest and most representative trial ever conducted in HAE, enrolling a total of 136 patients from 66 clinical sites across 20 countries. Eligible participants included adults and adolescents 12 years of age and older, with or without the use of long-term prophylaxis, and evaluated all attack severities and locations. The clinical trial met all primary and key secondary endpoints and demonstrated a safety profile that was similar to placebo.

In June 2024, the Company filed a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) seeking marketing approval of sebetralstat as the first oral, on-demand therapy for HAE. In August 2024, the Company was notified that the FDA has accepted the NDA filing for review, with a Prescription Drug User Fee Act (“PDUFA”) notification date of June 17, 2025.

Also in August 2024, the European Medicines Agency (“EMA”) validated the submission of the Company's Marketing Authorization Application (“MAA”) for sebetralstat. This application is currently being reviewed by the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) under the centralized licensing procedure for all 27 Member States of the European Union, as well as the EEA countries Norway, Iceland and Liechtenstein. In September 2024, the Company announced MAA submissions to the regulatory authorities in the United Kingdom, Switzerland, Australia, and Singapore via the Access Consortium framework for which KalVista has obtained a four-way sharing agreement by the Medicines and Healthcare product Regulatory Agency, Swissmedic, the Therapeutic Goods Administration and Health Sciences Authority. The Access Consortium is designed to maximize regulatory collaboration across countries and support a timely review process. The Company also is preparing a planned Japanese New Drug Application (“JNDA”) filing with the Japanese Pharmaceuticals and Medical Devices Agency.

The Company’s headquarters is currently located in Cambridge, Massachusetts, with additional offices and research activities located in Porton Down, United Kingdom; Salt Lake City, Utah; Zug, Switzerland; and Tokyo, Japan.

In July 2024, the Company entered into a new headquarters lease for approximately 32,110 square feet of office and laboratory space in Framingham, Massachusetts, which will commence in early 2025 with an expected initial lease term of approximately 10 years. The Company intends to sublease the current headquarters to third parties after the move to the new facility is completed.

Liquidity

The Company has devoted substantially all of its efforts to research and development, including preclinical and clinical trials of sebetralstat. The Company has not completed the development of any product candidates or commenced commercial operations. Pharmaceutical drug product candidates, like those being developed by the Company, require approvals from the FDA or foreign regulatory agencies prior to commercial sales. There can be no assurance that any product candidate will receive the necessary approvals and any failure to receive approval or delay in approval may have a material adverse impact on the Company’s business and financial results. The Company is subject to risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of a late-stage product candidate; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing intellectual property rights; and complying with applicable regulatory requirements.

To date, the Company has not generated any product sales revenues and does not have any products that have been approved for commercialization. As of October 31, 2024, the Company had an accumulated deficit of $552.4 million and $135.8 million of cash, cash equivalents and marketable securities. The Company does not expect to generate significant revenue unless and until it obtains regulatory approval for, and commercializes, one of its current or future product candidates. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to increase as it continues the development of, and seeks regulatory approvals for, product candidates, and begins to commercialize any approved products. The Company is subject to risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months.

The Company may seek to finance future cash needs through equity offerings, debt financing, corporate partnerships and product sales. In the event of failure to obtain regulatory approval for product candidates, the Company will not be able to generate product sales, which will have a material adverse effect on the business and prospects.

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

Recent Accounting Pronouncements:

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, which requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items. The required information includes purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion. The standard will be effective for the Company beginning with annual financial statements for the fiscal year ending April 30, 2028. The Company has not yet determined the impact of adopting this guidance on its financial statements.

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

Potential dilutive common share equivalents consist of:

	October 31,
	2024	2023
Stock options and awards	5,869,996	5,867,804

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

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of October 31, 2024 and April 30, 2024 (in thousands):

				Balance at
	Level 1	Level 2	Level 3	October 31, 2024
Cash equivalents	$20,655	$—	$—	$20,655
Marketable securities:
Corporate debt securities	—	84,383	—	84,383
U.S. government agency securities	—	9,812	—	9,812
	$20,655	$94,195	$—	$114,850

				Balance at
	Level 1	Level 2	Level 3	April 30, 2024
Cash equivalents	$11,143	$—	$—	$11,143
Marketable securities:
Corporate debt securities	—	130,423	—	130,423
U.S. government agency securities	—	48,189	—	48,189
	$11,143	$178,612	$—	$189,755

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

The following tables summarize the fair values of the Company’s investments by type as of October 31, 2024 and April 30, 2024 (in thousands):

	October 31, 2024
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$83,206	$1,178	$(1)	$84,383
Obligations of the U.S. Government and its agencies	9,734	78	—	9,812
Total	$92,940	$1,256	$(1)	$94,195

	April 30, 2024
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$130,099	$600	$(276)	$130,423
Obligations of the U.S. Government and its agencies	48,228	83	(122)	48,189
Total	$178,327	$683	$(398)	$178,612

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

As of October 31, 2024, unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were insignificant.

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of October 31, 2024, and April 30, 2024.

The following table summarizes the scheduled maturity for the Company’s marketable securities at October 31, 2024 (in thousands):

October 31, 2024
Maturing in one year or less	$46,041
Maturing after one year through two years	38,452
Maturing after two years through four years	9,702
Total	$94,195

4. Accrued Expenses

Accrued expenses consisted of the following as of October 31, 2024 and April 30, 2024 (in thousands):

	October 31,	April 30,
	2024	2024
Accrued compensation	$6,978	$6,687
Accrued research expense	4,242	3,416
Accrued professional fees	3,930	2,042
Other accrued expenses	279	253
	$15,429	$12,398

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of October 31, 2024 and April 30, 2024 (in thousands):

	October 31,	April 30,
	2024	2024
Prepaid preclinical and clinical activities	$807	$1,585
Other prepaid expenses	2,756	2,833
Interest and other receivables	881	1,409
VAT receivable	965	1,023
Total prepaid expenses and other current assets	$5,409	$6,850

6. Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has contractual obligations related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining clinical commitments, which have cancellation provisions, total $19.5 million at October 31, 2024.

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

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at October 31, 2024.

7. Leases

The Company has a lease agreement for approximately 8,300 square feet of space for its headquarters located in Cambridge, Massachusetts that runs through September 2028.

In July 2024, the Company signed a new headquarters lease for approximately 32,110 square feet in Framingham, Massachusetts that is expected to commence in early 2025 and has an expected initial lease term of approximately 10 years. Prior to lease commencement of its new headquarters, the Company will occupy a temporary space in the same building. The Company intends to sublease its office in Cambridge, Massachusetts for occupancy once the Company has moved into its new headquarters.

In September 2024, the Company signed a new lease for office space in Zug, Switzerland for approximately 7,200 square feet that runs through November 2025.

The Company has lease agreements for approximately 13,400 square feet of office and research laboratory space located in Porton Down, United Kingdom that run through April 2028.

The Company has a lease agreement in Salt Lake City, Utah for approximately 6,200 square feet of office space that runs through February 2032.

The Company has a lease agreement for approximately 500 square feet of research laboratory space in Cambridge, Massachusetts that commenced in July 2022 with an option to renew annually. As of October 31, 2024, the Company does not intend to renew for 2025.

Total rent expense was approximately $1.3 million and $1.0 million for the six months ended October 31, 2024 and 2023, respectively and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of October 31, 2024 (in thousands):

Years ending April 30,	Operating Leases
2025	$1,060
2026	1,765
2027	1,607
2028	1,602
2029	769
Thereafter	664
Total minimum lease payments	7,467
Less amounts representing interest	1,255
Present value of minimum payments	6,212
Current portion	1,537
Long-term portion	$4,675

Total lease payments in the table above excludes approximately $11.2 million of legally binding minimum lease payments for the signed new headquarter lease that has not yet commenced as of October 31, 2024.

8. Subsequent Events

Royalty Financing

On November 4, 2024, the Company, as guarantor, and KalVista Pharmaceuticals Limited, a wholly owned subsidiary of the Company (the “Subsidiary”), entered into a Purchase and Sale Agreement with DRI Healthcare Acquisitions LP, an affiliate of DRI Healthcare Trust, for up to $179 million. Under the terms of the synthetic royalty financing agreement, the Subsidiary received an upfront payment of $100.0 million in exchange for tiered royalty payments on worldwide net sales of sebetralstat, as follows: 5.00% on annual net sales up to and including $500.0 million (the “First Tier Royalty Rate”); 1.10% on annual net sales above $500.0 million and up to and including $750.0 million; and 0.25% on annual net sales above $750.0 million.

Beginning in calendar year 2031, the First Tier Royalty Rate for any calendar year will be determined based on annual net sales of sebetralstat for the prior calendar year: 5.00% if the prior year’s annual net sales are at or above $500.0 million or 5.65% if the prior year’s annual net sales are below $500.0 million. Additionally, if sebetralstat achieves annual net sales of at least $550.0 million in any calendar year ending before January 1, 2031, the Subsidiary will earn a sales-based milestone payment of $50.0 million.

If sebetralstat is approved prior to October 1, 2025, the Subsidiary will have the option to receive a one-time cash payment of $22.0 million. If the Subsidiary chooses to receive this optional payment, the royalty rate on net sales up to and including $500.0 million will increase from 5.00% to 6.00%, and the sales-based milestone amount will increase from $50.0 million to $57.0 million.

Underwriting Agreement

On November 4, 2024, the Company entered into an underwriting agreement with Jefferies LLC, BofA Securities, Inc., TD Securities (USA) LLC, and Stifel, Nicholas & Company Incorporated, as the representatives of the several underwriters named in Schedule A thereto (the “Underwriters”), pursuant to which the Company agreed to issue and sell an aggregate of 5,500,000 shares of its common stock, par value $0.001 to the Underwriters at an offering price of $10.00 per share (the “Offering”). The net proceeds from the Offering, after deducting underwriting discounts and commissions and Offering expenses, were approximately $51.3 million.

Securities Purchase Agreement

On November 4, 2024, the Company entered into a securities purchase agreement with DRI Healthcare Acquisitions LP, an accredited investor affiliated with DRI Healthcare Trust, pursuant to which the Company agreed to sell and issue an aggregate of 500,000 shares of its common stock, at a purchase price of $10.00 per share in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The net proceeds from the private placement, after deducting placement agent fees and other expenses, were approximately $4.7 million.

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

Management Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of drug therapies for diseases with significant unmet need. We have used our capabilities to develop sebetralstat, a novel, orally delivered, small molecule plasma kallikrein inhibitor targeting the disease hereditary angioedema (“HAE”).

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

In February 2024, we announced topline data from the Phase 3 KONFIDENT clinical trial to evaluate the safety and efficacy of sebetralstat as the first potential oral, on-demand therapy for HAE. KONFIDENT was the largest and most representative trial ever conducted in HAE, enrolling a total of 136 patients from 66 clinical sites across 20 countries. Eligible participants included adults and adolescents 12 years of age and older, with or without the use of long-term prophylaxis, and evaluated all attack severities and locations. The clinical trial met all primary and key secondary endpoints and demonstrated a safety profile similar to placebo.

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

Also in August 2024, the European Medicines Agency (“EMA”) validated the submission of our Marketing Authorization Application (“MAA”) for sebetralstat. This application is currently being reviewed by the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) under the centralized licensing procedure for all 27 Member States of the European Union, as well as the EEA countries Norway, Iceland and Liechtenstein. To enable the broadest possible global availability of sebetralstat, if approved, we intend to engage commercial partners in certain international markets. In September 2024, we announced MAA submissions to the regulatory authorities in the United Kingdom, Switzerland, Australia, and Singapore via the Access Consortium framework for which we have obtained a four-way sharing agreement by the Medicines and Healthcare product Regulatory Agency, Swissmedic, the Therapeutic Goods

Administration and Health Sciences Authority. The Access Consortium is designed to maximize regulatory collaboration across countries and support a timely review process. We are also preparing a planned Japanese New Drug Application (“JNDA”) submission to the Japanese Pharmaceuticals and Medical Devices Agency (“JPMDA”).

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

In November 2024, we, as guarantor, and KalVista Pharmaceuticals Limited, our wholly owned subsidiary (the “Subsidiary), entered into a Purchase and Sale Agreement the (“PSA”) with DRI Healthcare Acquisitions LP (the “Purchaser”), an affiliate of DRI Healthcare Trust, pursuant to which the Subsidiary sold to the Purchaser the right to receive payments from the Subsidiary at a tiered percentage of future worldwide net sales of sebetralstat.

Under the terms of the PSA, the Subsidiary received an upfront payment of $100.0 million in exchange for tiered payments on worldwide net sales of sebetralstat, as follows: 5.00% on annual net sales up to and including $500.0 million; 1.10% on annual net sales above $500.0 million and up to and including $750.0 million; and 0.25% on annual net sales above $750.0 million. The Subsidiary is entitled to a potential one-time sales-based milestone payment of $50.0 million if annual global net sales of sebetralstat meet or exceed $550.0 million in any calendar year before January 1, 2031.

If sebetralstat is approved prior to October 1, 2025, the Subsidiary will have the option to receive a one-time payment of $22.0 million. If the Subsidiary chooses to receive this optional payment, the royalty rate on net sales up to and including $500 million will increase from 5.00% to 6.00%, and the sales-based milestone amount will increase from $50.0 million to $57.0 million.

Also in November 2024, we entered into an underwriting agreement with Jefferies LLC, BofA Securities, Inc., TD Securities (USA) LLC, and Stifel, Nicholas & Company Incorporated (the “Underwriters”) pursuant to which we agreed to issue and sell an aggregate of 5,500,000 shares of our common stock, to the Underwriters at an offering price of $10.00 per share (the “Offering”). The net proceeds from the Offering, after deducting underwriting discounts and commissions and Offering expenses, were approximately $51.3 million.

Further in November 2024, we entered into a securities purchase agreement with the Purchaser pursuant to which we agreed to sell and issue to the Purchaser an aggregate of 500,000 shares of our common stock, at a purchase price of $10.00 per share, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The net proceeds from the private placement, after deducting placement agent fees and other expenses, were approximately $4.7 million.

Financial Overview

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

We expect to continue to spend a significant amount of our resources on research and development activities for the foreseeable future as we continue to conduct clinical development, manufacturing, and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and equity-based compensation expenses for personnel in executive, finance, legal, medical affairs, information technology, human resources, investor relations, and commercial functions. Other significant general and administrative expenses include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting, consulting services, and corporate expenses. We expect general and administrative expense to increase as we continue to invest in building the infrastructure to support the commercialization of sebetralstat.

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

Income Taxes

We historically have incurred net losses and have had no corporation tax liabilities. We file U.S. Federal tax returns, as well as certain state returns. We also file returns in the United Kingdom. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. Because of the operating losses and the full valuation allowance provided on all deferred tax assets, including the net operating losses, no tax provision has been recognized in the three months ended October 31, 2024.

For tax purposes, pursuant to the Tax Cuts and Jobs Act of 2017, we are required to capitalize and subsequently amortize all R&D expenditures over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. We adopted ASU 2019-12 as of January 1, 2022.

Results of Operations

Comparison of the three months ended October 31, 2024 and 2023

The following table sets forth the key components of our results of operations for the three months ended October 31, 2024 and 2023 (in thousands):

	Three Months Ended
	October 31,		Increase
	2024	2023	(decrease)

Operating expenses
Research and development expenses	$16,610	$19,089	$(2,479)
General and administrative expenses	29,201	10,657	18,544
Other income
Interest, exchange rate gain and other income	3,543	2,096	1,447

Research and Development Expenses. Research and development expenses decreased $2.5 million to $16.6 million for the three months ended October 31, 2024 compared to $19.1 million in the same period in the prior fiscal year due to decreases in spending on KVD824 of $0.5 million, sebetralstat of $0.3 million, personnel costs of $0.3 million, and other R&D activities of $1.4 million. The impact of exchange rates on research and development expenses resulted in an increase to expenses of $0.6 million in the three months ended October 31, 2024 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	October 31,		Increase
	2024	2023	(decrease)

Program-specific costs
Sebetralstat	$7,967	$8,307	$(340)
KVD824	-	472	(472)
Unallocated costs
Personnel	6,382	6,676	(294)
Other	2,261	3,634	(1,373)
Total	$16,610	$19,089	$(2,479)

Expenses for the sebetralstat program decreased primarily due to the Phase 3 KONFIDENT trial completing in February 2024. We anticipate that these expenses will remain at or slightly below current levels as both the KONFIDENT-S and KONFIDENT-KID trials are ongoing and continue to enroll participants.

Expenses for KVD824 decreased due to the termination of the Phase 2 KOMPLETE clinical trial in October 2022. These expenses have ceased as we do not anticipate any further development of KVD824.

Personnel expenses will remain at or slightly below current levels as we prioritize commercial launch efforts.

Other costs decreased primarily due to decreased spending on preclinical activities and a transition to recognizing expense associated with sebetralstat pre-commercial awareness within General & Administrative. We anticipate Other costs to remain at current levels as we continue development of the oral Factor XIIa inhibitor program and other preclinical activities.

General and Administrative Expenses. General and administrative expenses increased by $18.5 million primarily due to increases in personnel costs of $7.0 million, commercial expenses of $6.2 million, sebetralstat awareness of $2.4 million, professional fees of $1.2 million, and other administrative expenses of $1.7 million. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company and the planned eventual commercialization of sebetralstat.

Other Income. Other income increased $1.5 million primarily due to an increase in foreign currency exchange rate gains of $1.4 million.

Comparison of the six months ended October 31, 2024 and 2023

The following table sets forth the key components of our results of operations for the six months ended October 31, 2024 and 2023 (in thousands):

	Six Months Ended
	October 31,		Increase
	2024	2023	(decrease)

Operating expenses
Research and development expenses	$43,225	$38,396	$4,829
General and administrative expenses	46,801	20,443	26,358
Other income
Interest, exchange rate gain and other income	7,316	5,872	1,444

Research and Development Expenses. Research and development expenses increased $4.8 million to $43.2 million for the six months ended October 31, 2024 due to an increase in spending on sebetralstat of $3.0 million, an increase in personnel costs of $2.3 million, and an increase in other R&D activities of $0.3 million as compared to the same period in the prior fiscal year. These increases were offset by a decrease in spending on KVD824 of $0.7 million. The impact of exchange rates on research and development expenses resulted in an increase to expenses of $0.8 million in the six months ended October 31, 2024 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Six Months Ended
	October 31,		Increase
	2024	2023	(decrease)

Program-specific costs
Sebetralstat	$19,947	$16,946	$3,001
KVD824	2	726	(724)
Unallocated costs
Personnel	16,025	13,720	2,305
Other	7,251	7,004	247
Total	$43,225	$38,396	$4,829

Expenses for the sebetralstat program increased primarily due to activities related to the ongoing KONFIDENT-S and KONFIDENT-KID clinical trials, as well as activities supporting our NDA submission for sebetralstat in June 2024.

Expenses for KVD824 decreased primarily due to the termination of the Phase 2 KOMPLETE clinical trial in October 2022. These expenses have ceased as we do not anticipate any further development of KVD824.

Personnel expenses increased primarily due to higher research and development headcounts compared to the same period in the prior year.

General and Administrative Expenses. General and administrative expenses increased $26.4 million primarily due to increases in commercial strategy expenses of $10.7 million, personnel costs of $9.5 million, sebetralstat awareness of $2.7 million, professional fees of $1.4 million and administrative expenses of $2.1 million.

Other Income. Other income increased $1.4 million primarily due to increases in foreign currency exchange rate gains of $1.4 million and increases in interest income of $1.4 million. These increases were offset by a decrease of $1.4 million in income from research and development tax credits.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales and have incurred losses since inception and cash outflows from operating activities for the three months ended October 31, 2024 and 2023. We have funded operations primarily through the issuance of capital stock and pre-funded warrants. Our working capital, primarily cash and marketable securities, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued.

In February 2024, we entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated, and Cantor Fitzgerald & Co., as the representatives of several underwriters to sell an aggregate of 7,016,312 shares of our common stock at a price of $15.25 per share and pre-funded warrants to purchase up to 3,483,688 shares of common stock at a price of $15.249 per pre-funded warrant. The net proceeds from the February 2024 Offering, after deducting expenses, were approximately $150.1 million. As of October 31, 2024 no pre-funded warrants from the February 2024 Offering have been exercised.

In July 2024, we filed the Registration Statement pursuant to which we may offer and sell securities having an aggregate public offering price of up to $300 million. During the three months ended October 31, 2024, we did not offer or sell any shares pursuant to the Registration Statement.

In November 2024, we entered into an underwriting agreement with Jefferies LLC, BofA Securities, Inc., TD Securities (USA) LLC and Stifel Nicolaus & Company, Incorporated, as the representatives of several underwriters to sell an aggregate of 5,500,000 shares of our common stock at an offering price of $10.00 per share. The net proceeds from the November 2024 Offering, after deducting estimated expenses, were approximately $51.3 million.

Also in November 2024, we entered into a securities purchase agreement with DRI Healthcare Acquisitions LP to sell an aggregate of 500,000 shares of our common stock at a price of $10.00 per share in a private placement. We estimate that net proceeds will be approximately $4.7 million, after deducting placement agent fees and other expenses.

Finally, in November 2024 we entered into a royalty purchase agreement with DRI Healthcare Acquisitions LP, an affiliate of DRI Healthcare Trust Royalty Pharma to monetize a portion of our future sebetralstat worldwide net sales. Under the terms of the agreement, we received an upfront payment of $100.0 million in exchange for tiered royalty payments on worldwide net sales of sebetralstat.

Cash Flows

The following table shows a summary of the net cash flow activity for the six months ended October 31, 2024 and 2023 (in thousands):

	Six Months Ended
	October 31,
	2024	2023

Cash flows used in operating activities	$(79,862)	$(46,555)
Cash flows provided by investing activities	85,835	48,169
Cash flows provided by financing activities	3,295	332
Effect of exchange rate changes on cash and cash equivalents	524	(518)
Net increase in cash and cash equivalents	$9,792	$1,428

Net cash used in operating activities

Net cash used in operating activities was $79.9 million for the six months ended October 31, 2024 and primarily consisted of a net loss of $82.7 million adjusted for stock-based compensation of $6.0 million, an increase in the research and development tax credit receivable of $2.3 million, realized gains from available for sale securities of $1.0 million, and other changes in net working capital. The research and development tax credit receivable increased due to the accrual of tax credits in the three months ended October 31, 2024. Net cash used in operating activities was $46.6 million for the six months ended October 31, 2023 and primarily consisted of a net loss of $53.0 million adjusted for stock-based compensation of $6.5 million, an increase in the research and development tax credit receivable of $4.1 million, realized gains from available for sale securities of $0.9 million, a decrease in prepaid expenses and other assets of $0.8 million and other changes in net working capital.

Net cash provided by investing activities

Net cash provided by investing activities for the six months ended October 31, 2024 was $85.8 million and primarily consisted of the sales and maturities of marketable securities of $87.1 million offset by purchases of marketable securities of $1.0 million, as compared to $48.2 million provided by investing activities during the same period in the prior year primarily due to sales and maturities of marketable securities of $77.9 million offset by purchases of marketable securities of $29.5 million.

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended October 31, 2024 was $3.3 million and consisted of the issuance of common stock from equity incentive plans, compared to $0.3 million in the same period in the prior year which also consisted of the issuance of common stock from equity incentive plans.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, filed with the SEC on July 11, 2024. We are party to several operating leases for office and laboratory space as of October 31, 2024.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of October 31, 2024.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 filed with the SEC on July 11, 2024, which may materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

Not applicable.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(c) Insider Trading Arrangements and Policies

In the second quarter of fiscal 2025, no trading plans were adopted, modified or terminated by a director or officer of the Company.

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

KALVISTA PHARMACEUTICALS, INC.

Date: December 5, 2024	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Executive Officer (Principal Executive Officer)

Date: December 5, 2024	By:	/s/ Brian Piekos
Brian Piekos Chief Financial Officer (Principal Financial and Accounting Officer)