Form 10-Q
period 2025-01-31
KalVista Pharmaceuticals, Inc.
filed 2025-03-12
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2025

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

As of March 7, 2025, the registrant had 49,715,636 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	January 31,	April 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$167,288	$31,789
Marketable securities	85,915	178,612
Research and development tax credit receivable	7,485	8,439
Prepaid expenses and other current assets	6,671	6,850
Total current assets	267,359	225,690
Property and equipment, net	1,807	2,227
Right of use assets	5,440	6,920
Other assets	1,387	567
Total assets	$275,993	$235,404
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,856	$9,107
Accrued expenses	18,315	12,398
Lease liability - current portion	1,444	1,302
Total current liabilities	25,615	22,807
Long-term liabilities:
Lease liability - net of current portion	4,338	6,015
Deferred royalty obligation	100,914	—
Total long-term liabilities	105,252	6,015
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 49,493,210 at January 31, 2025 and 42,521,975 at April 30, 2024	49	42
Additional paid-in capital	748,231	679,754
Accumulated deficit	(600,946)	(469,726)
Accumulated other comprehensive loss	(2,208)	(3,488)
Total stockholders’ equity	145,126	206,582
Total liabilities and stockholders’ equity	$275,993	$235,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Operating expenses:
Research and development	$12,594	$22,523	$55,818	$60,919
General and administrative	30,346	10,628	77,147	31,071
Total operating expenses	42,940	33,151	132,965	91,990
Operating loss	(42,940)	(33,151)	(132,965)	(91,990)
Other income (expense), net
Interest income	1,394	684	4,443	2,383
Interest expense related to the sale of future royalties	(2,842)	—	(2,842)	—
Foreign currency exchange (loss) gain	(983)	1,120	(401)	277
Other income	1,109	2,319	4,794	7,335
Total other income (expense), net	(1,322)	4,123	5,994	9,995
Net loss before income taxes	(44,262)	(29,028)	(126,971)	(81,995)
Provision for income taxes	4,247	—	4,247	—
Net loss	$(48,509)	$(29,028)	$(131,218)	$(81,995)
Other comprehensive (loss) income:
Foreign currency translation gain (loss)	352	(46)	390	(373)
Unrealized holding gain on marketable securities	367	438	2,082	1,270
Reclassification adjustment for realized (gain) on marketable securities included in net loss	(226)	(221)	(1,192)	(1,130)
Other comprehensive income (loss)	493	171	1,280	(233)
Comprehensive loss	$(48,016)	$(28,857)	$(129,938)	$(82,228)
Net loss per share to common stockholders, basic and diluted	$(0.92)	$(0.84)	$(2.70)	$(2.37)
Weighted average common shares outstanding, basic and diluted	52,638,888	34,723,379	48,522,362	34,567,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Nine Months Ended January 31, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2024	42,521,975	$42	$679,754	$(469,726)	$(3,488)	$206,582
Issuance of common stock from equity incentive plans	385,234	1	3,000	—	—	3,001
Release of restricted stock units	174,713	—	—	—	—	—
Stock-based compensation expense	—	—	3,040	—	—	3,040
Net loss	—	—	—	(40,443)	—	(40,443)
Foreign currency translation (loss)	—	—	—	—	(128)	(128)
Unrealized holding gain from marketable securities	—	—	—	—	1,064	1,064
Reclassification adjustment for realized (gain) on marketable securities included in net loss	—	—	—	—	(317)	(317)
Balance at July 31, 2024	43,081,922	$43	$685,794	$(510,169)	$(2,869)	$172,799
Issuance of common stock from equity incentive plans	36,738	—	294	—	—	294
Release of restricted stock units	152,841	—	—	—	—	—
Stock-based compensation expense	—	—	2,999	—	—	2,999
Net loss	—	—	—	(42,268)	—	(42,268)
Foreign currency translation gain	—	—	—		166	166
Unrealized holding gain from marketable securities	—	—	—	—	651	651
Reclassification adjustment for realized (gain) on marketable securities included in net loss	—	—	—	—	(649)	(649)
Balance at October 31, 2024	43,271,501	$43	$689,087	$(552,437)	$(2,701)	$133,992
Issuance of common stock from equity incentive plans	88,017	—	632	—	—	632
Release of restricted stock units	133,692	—	—	—	—	—
Issuance of common stock, net of issuance costs of $0.7 million	6,000,000	6	55,905	—	—	55,911
Stock-based compensation expense	—	—	2,607	—	—	2,607
Net loss	—	—	—	(48,509)	—	(48,509)
Foreign currency translation gain	—	—	—	—	352	352
Unrealized holding gain from marketable securities	—	—	—	—	367	367
Reclassification adjustment for realized (gain) on marketable securities included in net loss	—	—	—	—	(226)	(226)
Balance at January 31, 2025	49,493,210	$49	$748,231	$(600,946)	$(2,208)	$145,126

	Nine Months Ended January 31, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2023	34,171,138	$34	$507,133	$(343,082)	$(3,060)	$161,025
Issuance of common stock from equity incentive plans	35,313	—	204	—	—	204
Release of restricted stock units	60,144	—	—	—	—	—
Stock-based compensation expense	—	—	3,254	—	—	3,254
Net loss	—	—	—	(25,317)	—	(25,317)
Foreign currency translation gain	—	—	—	—	91	91
Unrealized holding gain from marketable securities	—	—	—	—	392	392
Reclassification adjustment for realized (gain) on marketable securities included in net loss	—	—	—	—	(314)	(314)
Balance at July 31, 2023	34,266,595	$34	$510,591	$(368,399)	$(2,891)	$139,335
Issuance of common stock from equity incentive plans	18,000	—	128	—	—	128
Release of restricted stock units	136,863	—	—	—	—	—
Stock-based compensation expense	—	—	3,207	—	—	3,207
Net loss	—	—	—	(27,650)	—	(27,650)
Foreign currency translation (loss)	—	—	—	—	(419)	(419)
Unrealized holding gain from marketable securities	—	—	—	—	440	440
Reclassification adjustment for realized (gain) on marketable securities included in net loss	—	—	—	—	(595)	(595)
Balance at October 31, 2023	34,421,458	$34	$513,926	$(396,049)	$(3,465)	$114,446
Issuance of common stock from equity incentive plans	36,914	—	283	—	—	283
Release of restricted stock units	137,251	—	—	—	—	—
Stock-based compensation expense	—	—	2,711	—	—	2,711
Net loss	—	—	—	(29,028)		(29,028)
Foreign currency translation loss	—	—	—	—	(46)	(46)
Unrealized holding gain from marketable securities	—	—	—	—	438	438
Reclassification adjustment for realized gain on marketable securities included in net loss	—	—	—	—	(221)	(221)
Balance at January 31, 2024	34,595,623	$34	$516,920	$(425,077)	$(3,294)	$88,583

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	January 31,
	2025	2024
Cash flows from operating activities
Net loss	$(131,218)	$(81,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	680	597
Stock-based compensation expense	8,649	9,172
Realized gain from sale of marketable securities	(1,192)	(1,130)
Non-cash operating lease benefit	(58)	(11)
Amortization of premium on marketable securities	11	88
Foreign currency exchange loss	4,015	596
Non-cash interest expense and amortization of issuance costs	2,924	-
Fair value adjustment to derivative liability	150	-
Changes in operating assets and liabilities:
Research and development tax credit, net	838	(6,215)
Prepaid expenses and other assets	(77)	906
Accounts payable	(3,579)	(1,778)
Accrued expenses	6,314	5,644
Net cash used in operating activities	(112,543)	(74,126)
Cash flows from investing activities
Purchases of marketable securities	(7,547)	(47,687)
Sales and maturities of marketable securities	102,313	89,475
Acquisition of property and equipment	(153)	(27)
Capitalized website development costs	(261)	(294)
Net cash provided by investing activities	94,352	41,467
Cash flows from financing activities
Proceeds from royalty agreement	97,190	-
Issuance costs associated with royalty agreement	(1,960)	-
Issuance of common stock, net of offering expenses	55,911	-
Issuance of common stock from equity incentive plans	3,927	616
Net cash provided by financing activities	155,068	616
Effect of exchange rate changes on cash and cash equivalents	(725)	(1,139)
Net increase in cash and cash equivalents	136,152	(33,182)
Cash, cash equivalents and restricted cash at beginning of period	31,789	56,238
Cash, cash equivalents and restricted cash at end of period	$167,941	$23,056
Supplemental disclosures of non-cash activities:
Right of use assets obtained in exchange for operating lease liabilities	$267	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.
The Company

Company Background

KalVista Pharmaceuticals, Inc. (“KalVista” or the “Company”) is a pre-commercial stage pharmaceutical company focused on the discovery, development and commercialization of drug therapies for diseases with significant unmet need. The Company has used its capabilities to develop sebetralstat, a novel, orally delivered, small molecule plasma kallikrein inhibitor targeting the disease hereditary angioedema (“HAE”).

The Company has filed a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) seeking marketing approval of sebetralstat as the first oral, on-demand therapy for HAE, with a Prescription Drug User Fee Act (“PDUFA”) notification date of June 17, 2025.

The Company has submitted a Marketing Authorization Application (“MAA”) for sebetralstat to the European Medicines Agency (“EMA”), which currently is being reviewed by the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) under the centralized licensing procedure for all 27 Member States of the European Union, as well as the EEA countries Norway, Iceland and Liechtenstein. The Company also has made MAA submissions to the regulatory authorities in the United Kingdom, Switzerland, Australia, and Singapore via the Access Consortium framework for which the Company has obtained a four-way sharing agreement by the Medicines and Healthcare product Regulatory Agency, Swissmedic, the Therapeutic Goods Administration and Health Sciences Authority. The Access Consortium is designed to maximize regulatory collaboration across countries and support a timely review process. In January 2025, the Company announced that it submitted a Japanese New Drug Application for sebetralstat to the Japanese Pharmaceuticals and Medical Devices Agency and also that Japan’s Ministry of Health, Labour and Welfare has granted sebetralstat Orphan Drug Designation. If approved, sebetralstat would be the first oral on-demand treatment for HAE in each of these territories.

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

In November 2024, the Company entered into an underwriting agreement with Jefferies LLC, BofA Securities, Inc., TD Securities (USA) LLC and Stifel Nicolaus & Company, Incorporated, as the representatives of several underwriters to sell an aggregate of 5,500,000 shares of common stock at an offering price of $10.00 per share (the “November 2024 Offering”). The net proceeds from the November 2024 Offering, after deducting estimated expenses, were approximately $51.3 million.

Also in November 2024, the Company entered into a securities purchase agreement with DRI Healthcare Acquisitions LP to sell an aggregate of 500,000 shares of our common stock at a price of $10.00 per share in a private placement. The net proceeds from the private placement, after deducting placement agent fees and other expenses, were approximately $4.7 million.

To date, the Company has not generated any product sales revenues and does not have any products that have been approved for commercialization. As of January 31, 2025, the Company had an accumulated deficit of $600.9 million and $253.2 million of cash, cash equivalents and marketable securities. The Company does not expect to generate significant revenue unless and until it obtains regulatory approval for, and commercializes, one of its current or future product candidates. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to increase as it continues the development of, and seeks regulatory approvals for, product candidates, and begins to commercialize any approved products. The Company is subject to risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months.

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

Use of Estimates: The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Accounting estimates and management judgments reflected in the condensed financial statements include: the accrual of research and development expenses, stock-based compensation, operating lease liabilities, interest expense on our deferred royalty obligation, and assumptions used to value the embedded derivative in our deferred royalty obligation. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. ASU 2023-07 will be effective for the Company beginning with annual financial statements for the fiscal year ending April 30, 2025 and for interim periods starting in the first quarter of fiscal 2026. The Company does not expect the amendments in this ASU to have a material impact on its consolidated financial statements.

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

Potential dilutive common share equivalents consist of:

	January 31,
	2025	2024
Stock options and awards	5,825,195	6,229,313

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

Restricted Cash: Restricted cash consists of deposits held at financial institutions that are used to collateralize irrevocable letters of credit required under the Company’s lease agreements. The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported on the consolidated balance sheets to the total of these amounts as reported at the end of the period in the consolidated statements of cash flows (in thousands):

	January 31,	January
	2025	2024
Cash and cash equivalents	$167,288	$23,056
Restricted cash	653	—
Total cash and cash equivalents and restricted cash	$167,941	$23,056

Deferred Royalty Obligation: The Company treats the debt obligation to DRI Healthcare Acquisitions LP, an affiliate of DRI Healthcare Trust (“DRI”) discussed further in Note 8, “Purchase and Sale Agreement”, as a deferred royalty obligation, amortized using the effective interest rate method over the estimated life of the revenue stream. The Company periodically assesses its expected revenues using internal projections, imputes interest on the carrying value of the deferred royalty obligation, and records interest expense using the imputed effective interest rate. To the extent its estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will account for any such changes by adjusting the effective interest rate on a prospective basis. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs require that the Company makes estimates that could impact the classification of such costs, as well as the period over which such costs will be amortized.

Embedded Derivative Liability: The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives per ASC 815, Derivatives and Hedging (“ASC 815”). The Purchase and Sale agreement (“PSA”) with DRI contains certain features that meet the definition of an embedded derivative requiring bifurcation as a separate compound financial instrument (the “Derivative Liability”). The Derivative Liability was recorded at fair value upon entering into the PSA and is subsequently remeasured to fair value at each reporting period with the corresponding change in fair value recognized in Other Income (Expense) in the condensed consolidated statements of operations. The PSA was initially valued and is remeasured using Monte Carlo simulation models to perform the “with-and-without” method, which involves valuing the PSA with the embedded derivative and then valuing it without the embedded derivative. The Monte Carlo simulation model requires the use of Level 3 unobservable inputs, primarily the amount and timing of expected future revenue, the estimated volatility of these revenues, the discount rate corresponding to the risk of revenue, and the probability of a change in control. The difference between values is determined to be the estimated fair value of the derivative liability. Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheet. Refer to Note 3, “Fair Value Measurements” for details regarding the fair value.

Fair Value Measurement: The Company classifies fair value measurements using a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•
Level 1 - Quoted market prices in active markets for identical assets or liabilities;
•
Level 2 - Observable inputs other than quoted market prices included in Level 1, such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data
•
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s cash equivalents, marketable securities, and derivative liability as of January 31, 2025 were carried at fair value, determined according to the fair value hierarchy. See Note 3, “Fair Value Measurements” for further discussion.

3.
Fair Value Measurements

The following tables present information about financial assets and liability that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value as of January 31, 2025 and April 30, 2024 (in thousands):

				Balance at
	Level 1	Level 2	Level 3	January 31, 2025
Assets:
Cash equivalents	$30,223	$—	$—	$30,223
Marketable securities:
Corporate debt securities	—	76,094	—	76,094
U.S. government agency securities	—	9,821	—	9,821
Total financial assets	$30,223	$85,915	$—	$116,138
Liability:
Derivative liability	$—	$—	$4,430	$4,430

				Balance at
	Level 1	Level 2	Level 3	April 30, 2024
Assets:
Cash equivalents	$11,143	$—	$—	$11,143
Marketable securities:
Corporate debt securities	—	130,423	—	130,423
U.S. government agency securities	—	48,189	—	48,189
Total	$11,143	$178,612	$—	$189,755

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

The estimated fair value of the derivative liability as of January 31, 2025 relates to the PSA and was determined using Level 3 inputs. The fair value measurement of the derivative liability is sensitive to changes in the unobservable inputs used to value the financial instrument. Changes in the inputs could result in changes to the fair value of each financial instrument.

The embedded derivative liability associated with the deferred royalty obligation, as discussed further in Note 8, “Purchase and Sale Agreement,” is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation on the condensed consolidated balance sheet. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other income (expense), net. The assumptions used in the option pricing Monte Carlo simulation model incorporates certain Level 3 inputs including: (1) estimates of the probability and timing of related events; (2) the probability-weighted global net sales of sebetralstat, including milestones and royalties; (3) the risk-adjusted discount rate; (4) the estimated volatility of expected future revenues; and (5) the probability of a change in control occurring during the term of the instrument.

The Company recorded $4.4 million for the initial fair value of the derivative liability upon the closing of the PSA. The initial fair value allocated to the derivative liability was recorded against the deferred royalty obligation as a debt discount, which is being amortized in interest expense on the condensed consolidated statement of operations over the expected term using the effective interest method. The embedded derivative is subsequently remeasured at fair value each reporting period, with the change in fair value being recorded as a component of other income (expense) on the condensed consolidated statement of operations. During the period from November 4, 2024 through January 31, 2025, the Company recognized $0.2 million as a component of other income (expense), net as the change in fair value for the embedded derivative liability as of January 31, 2025. Refer to Note 8, “Purchase and Sale Agreement” for details regarding the valuation methodology related to the embedded derivative and its related inputs.

Marketable Securities

The following tables summarize the fair values of the Company’s marketable securities by type as of January 31, 2025 and April 30, 2024 (in thousands):

	January 31, 2025
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$74,915	$1,184	$(5)	$76,094
Obligations of the U.S. Government and its agencies	9,734	87	—	9,821
Total	$84,649	$1,271	$(5)	$85,915

	April 30, 2024
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$130,099	$600	$(276)	$130,423
Obligations of the U.S. Government and its agencies	48,228	83	(122)	48,189
Total	$178,327	$683	$(398)	$178,612

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of January 31, 2025 and April 30, 2024.

The following table summarizes the scheduled maturity for the Company’s marketable securities at January 31, 2025 (in thousands):

January 31, 2025
Maturing in one year or less	$50,247
Maturing after one year through two years	30,676
Maturing after two years through four years	4,992
Total	$85,915

4. Accrued Expenses

Accrued expenses consisted of the following as of January 31, 2025 and April 30, 2024 (in thousands):

	January 31,	April 30,
	2025	2024
Accrued compensation	$9,554	$6,687
Accrued research expense	3,781	3,416
Accrued professional fees	4,091	2,042
Other accrued expenses	889	253
	$18,315	$12,398

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of January 31, 2025 and April 30, 2024 (in thousands):

	January 31,	April 30,
	2025	2024
Prepaid preclinical and clinical activities	$792	$1,585
Other prepaid expenses	3,962	2,833
Interest and other receivables	1,027	1,409
VAT receivable	890	1,023
Total prepaid expenses and other current assets	$6,671	$6,850

6. Commitments and Contingencies

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has contractual obligations related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining clinical commitments, which have cancellation provisions, totals $21.9 million at January 31, 2025.

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

Contingencies: From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at January 31, 2025.

7. Leases

The Company has a lease agreement for approximately 8,300 square feet of space for its headquarters located in Cambridge, Massachusetts that runs through September 2028.

In July 2024, the Company signed a new headquarters lease for approximately 32,110 square feet in Framingham, Massachusetts that is expected to commence in the first half of 2025 and has an expected initial lease term of approximately 10 years. Prior to lease commencement of its new headquarters, the Company is occupying a temporary space in the same building. The Company intends to sublease its office in Cambridge, Massachusetts for occupancy once the Company has moved into its new headquarters space.

The Company has lease agreements for approximately 13,400 square feet of office and research laboratory space located in Porton Down, United Kingdom that run through April 2028.

The Company has a lease agreement for approximately 6,200 square feet of office space in Salt Lake City, Utah that runs through February 2032.

The Company has a lease agreement for approximately 500 square feet of research laboratory space in Cambridge, Massachusetts that commenced in July 2022 with an option to renew annually. As of January 31, 2025, the Company does not intend to renew for 2025.

The Company has a lease agreement for approximately 7,200 square feet of office space in Zug, Switzerland that runs through November 2025.

The Company has a lease agreement for office space in Tokyo, Japan that runs through April 2026.

Pursuant to the new headquarter lease in Framingham, the Company provided a security deposit in the form of a letter of credit in the amount of $0.7 million which is classified in long-term assets on our condensed balance sheet.

Total rent expense was approximately $2.0 million and $1.4 million for the nine months ended January 31, 2025 and 2024, respectively, and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of January 31, 2025 (in thousands):

Years ending April 30,	Operating Leases
2025	$524
2026	1,748
2027	1,599
2028	1,596
2029	769
Thereafter	664
Total minimum lease payments	6,900
Less amounts representing interest	1,118
Present value of minimum payments	5,782
Current portion	1,444
Long-term portion	$4,338

Total lease payments in the table above excludes approximately $11.2 million of legally binding minimum lease payments for the signed new headquarter lease that has not yet commenced as of January 31, 2025.

8. Purchase and Sale Agreement

Royalty Liability

On November 4, 2024, the Company, as guarantor, and KalVista Pharmaceuticals Limited, a wholly owned subsidiary of the Company (the “Subsidiary”), entered into a Purchase and Sale Agreement (the “PSA”) with DRI Healthcare Acquisitions LP, an affiliate of DRI Healthcare Trust (“DRI”), for up to $179 million. Under the terms of the synthetic royalty financing agreement, the Subsidiary received an upfront payment of $100.0 million in exchange for tiered royalty payments on worldwide net sales of sebetralstat, as follows: 5.00% on annual net sales up to and including $500.0 million (the “First Tier Royalty Rate”); 1.10% on annual net sales above $500.0 million and up to and including $750.0 million; and 0.25% on annual net sales above $750.0 million.

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

On receipt of the $100.0 million payment from DRI, the Company recorded a deferred royalty obligation of $93.6 million, net of the initial fair value of the bifurcated embedded derivative liability upon execution of the PSA, and debt issuance costs incurred.

The PSA is considered a sale of future revenues and is accounted for as long-term debt recorded at amortized cost using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. During the three and nine months ended January 31, 2025, the Company recorded $2.8 million of interest expense related to this arrangement on the condensed consolidated statement of operations. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method. A significant increase or decrease in actual or forecasted net sales may materially impact the revenue interest liability, interest expense, other income, and the time period for repayment. The deferred royalty obligation, net of the bifurcated embedded derivative liability had a net carrying amount of $96.5 million as of January 31, 2025.

The PSA is denominated in US Dollars and was executed with the Company’s wholly owned U.K. Subsidiary, whose functional currency is the British Pound. As such, the Company will remeasure the liability each reporting period at current exchange rates and recognize unrealized gains and loss in other income (expense).

Embedded Derivative Liability

Under the PSA, the Subsidiary has the option (the “Buy-Back Option”) to repurchase future Revenue Participation Rights at any time until December 31, 2026 either (i) in the event of a change of control of the Subsidiary or (ii) in the event that confirmation that payment of the Revenue Participation Rights will not receive certain tax treatment has not been obtained. Additionally, the Purchaser has an option (the “Put Option”) to require the Subsidiary to repurchase future Revenue Participation Rights in the event of a change of control of the Subsidiary exercisable until December 31, 2026. If the Put Option or the Buy-Back Option is exercised terminating the PSA, the required repurchase price is an amount equal to (a) 1.5 multiplied by (b) the Investment Amount, net of the sum of any payments received by the Purchaser prior to such Put Option or Buy-Back Option repurchase date, as applicable.

The Buy-Back and Put Options are considered embedded derivatives requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability using a “with-and-without” method. The with-and-without methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative is the fair value of the derivative liability.

The Company recorded $4.4 million for the initial fair value of the derivative liability upon the closing of the PSA. The initial fair value allocated to the derivative liability was recorded against the deferred royalty obligation as a debt discount, which is being amortized in interest expense on the condensed consolidated statement of operations over the expected term using the effective interest method. The embedded derivative is subsequently remeasured at fair value each reporting period, with the change in fair value being recorded as a component of other income (expense) on the condensed consolidated statement of operations. During the period from November 4, 2024 through January 31, 2025, the Company recognized $0.2 million as a component of other income (expense), net as the change in fair value for the embedded derivative liability as of January 31, 2025. This change in fair value consists of foreign currency remeasurement due to the PSA being denominated in US Dollars and executed with the Company’s wholly owned U.K. Subsidiary, whose functional currency is the British Pound. Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheet. Of the $100.9 million deferred royalty obligation as of January 31, 2025, the embedded derivative had a fair value of $4.4 million.

The estimated probability and timing of underlying events triggering the exercisability of the Buy-Back and Put Options contained in the PSA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of January 31, 2025, the discount rate used for valuation of the derivative liability was 9.15%.

9. Income Taxes

As a result of the PSA between the Company, as guarantor, the Subsidiary, and DRI, the $100.0 million up-front payment was treated as income for tax purposes in the UK under the Research and Development Expenditure Credit scheme. After applying the estimated net operating loss carryforwards and research and development tax credits, the Company recorded income tax expense of $4.1 million for the three months ended January 31, 2025 due to an increase in the valuation allowance against its deferred tax assets. The $7.5 million R&D tax credit receivable balance on the consolidated balance sheet as of January 31, 2025 is the amount due to the Company from R&D claims payable to the company from the prior fiscal year plus current year additions, net of the current year payable.

The Company has also recorded income tax expense of $0.1 million for US federal income tax purposes due to the recognition of Global Intangible Low-Taxed Income from the royalty arrangement.

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

Management Overview

We are a pre-commercial stage pharmaceutical company focused on the discovery, development and commercialization of drug therapies for diseases with significant unmet need. We have used our capabilities to develop sebetralstat, a novel, orally delivered, small molecule plasma kallikrein inhibitor targeting the disease hereditary angioedema (“HAE”).

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

We have filed a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) seeking marketing approval of sebetralstat as the first oral, on-demand HAE therapy for adults as well as adolescents ages 12 and above, and have a PDUFA notification date of June 17, 2025. We believe the adolescent population has a particularly high unmet need, as patients in this age group frequently experience attacks yet currently only have approved access to injectable on-demand therapies, which causes them to have particularly long delays in treatment of attacks.

We have submitted a Marketing Authorization Application (“MAA”) for sebetralstat to the European Medicines Agency (“EMA), which currently is being reviewed by the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) under the centralized licensing procedure for all 27 Member States of the European Union, as well as the EEA countries Norway, Iceland and Liechtenstein. We also have made MAA submissions to the regulatory authorities in the United Kingdom, Switzerland, Australia, and Singapore via the Access Consortium framework for which we have obtained a four-way sharing agreement by the Medicines and Healthcare product Regulatory Agency, Swissmedic, the Therapeutic Goods Administration and Health Sciences Authority. The Access Consortium is designed to maximize regulatory collaboration across countries and support a timely review process. In January 2025, we announced that we submitted a Japanese New Drug Application for sebetralstat to the Japanese Pharmaceuticals and Medical Devices Agency, and also that the Japanese Ministry of Health, Labour and Welfare has granted sebetralstat Orphan Drug Designation. If approved, sebetralstat would be the first oral on-demand treatment for HAE in all of these territories.

In June 2024, we initiated a pediatric clinical trial (KONFIDENT-KID), using an orally disintegrating tablet (“ODT”) formulation of sebetralstat developed specifically for pediatric use. We intend to submit a supplemental NDA (“sNDA”) filing seeking marketing authorization of sebetralstat for pediatric use in 2026. If approved, sebetralstat ODT would be the first oral therapy for pediatric patients aged 2 to 11 years old. In the fourth quarter of 2024, we began conversion of adolescent and adult participants in the ongoing KONFIDENT-S open label extension trial to an ODT formulation, enabling a potential 2025 supplemental NDA (“sNDA”) filing with the FDA for adolescent and adult usage of this formulation. If approved, the ODT formulation would provide people living with HAE with an additional novel option for oral on-demand treatment.

Sebetralstat has received Fast Track and Orphan Drug designations from the FDA, as well as Orphan Drug Designation and an approved Pediatric Investigational Plan from the EMA and Orphan Drug Status in Switzerland. The U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”) awarded the Innovation Passport for sebetralstat.

We believe our preclinical oral Factor XIIa inhibitor program has the potential to be the first orally delivered Factor XIIa inhibitor for indications across a wide variety of therapeutic areas. We are undertaking a strategic review of this program, to evaluate the potential for further progress and indications for future development, and we intend to make further decisions on this program following completion of this process.

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

Deferred Royalty Obligation

We treat the liability related to the sale of future royalties as a debt instrument, amortized under the effective interest rate method over the estimated life of the revenue stream. We recognize interest expense thereon using the effective rate, which is based on our current estimates of future revenues over the life of the arrangement. We periodically assess our expected revenues using internal projections, impute interest on the carrying value of the deferred royalty obligation, and record interest expense using the imputed effective interest rate. To the extent our estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of the deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that we make estimates that could impact the classification of such costs, as well as the period over which such costs will be amortized.

Income Taxes

We historically have incurred net losses and have had no corporation tax liabilities. We file U.S. Federal tax returns, as well as certain state returns. We also file returns in the United Kingdom. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. As a result of the November 2024 PSA, the $100.0 million up-front payment was treated as income for tax purposes in the UK under the Research and Development Expenditure Credit scheme. After applying the estimated net operating loss carryforwards and research and development tax credits, we recorded income tax expense of $4.1 million for the three months ended January 31, 2025 due to an increase in the valuation allowance against its deferred tax assets. We also recorded income tax expense of $0.1 million for US federal income tax purposes due to the recognition of Global Intangible Low-Taxed Income from the royalty arrangement. Because of the operating losses and the full valuation allowance provided on all deferred tax assets, including the net operating losses, no tax provision had been recognized in the three and nine months ended January 31, 2024.

For tax purposes, pursuant to the Tax Cuts and Jobs Act of 2017, we are required to capitalize and subsequently amortize all R&D expenditures over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. We adopted ASU 2019-12 as of January 1, 2022.

Results of Operations

Comparison of the three months ended January 31, 2025 and 2024

The following table sets forth the key components of our results of operations for the three months ended January 31, 2025 and 2024 (in thousands):

	Three Months Ended
	January 31,		Increase
	2025	2024	(decrease)

Operating expenses
Research and development expenses	$12,594	$22,523	$(9,929)
General and administrative expenses	30,346	10,628	19,718
Other income (expense), net
Interest, exchange rate gain and other income	(1,322)	4,123	(5,445)

Research and Development Expenses. Research and development expenses decreased $9.9 million to $12.6 million for the three months ended January 31, 2025 compared to $22.5 million in the same period in the prior fiscal year due to decreases in spending on sebetralstat of $6.9 million, personnel costs of $1.0 million, and other R&D activities of $2.0 million. The impact of exchange rates on research and development expenses was immaterial for the three months ended January 31, 2025 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	January 31,		Increase
	2025	2024	(decrease)

Program-specific costs
Sebetralstat	$3,922	$10,836	$(6,914)
KVD824	-	29	(29)
Unallocated costs
Personnel	6,079	7,069	(990)
Other R&D	2,593	4,589	(1,996)
Total	$12,594	$22,523	$(9,929)

Expenses for the sebetralstat program decreased primarily due to the Phase 3 KONFIDENT trial completing in February 2024. We anticipate that these expenses will remain approximately at current levels as both the KONFIDENT-S and KONFIDENT-KID trials are ongoing and continue to enroll participants.

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

General and Administrative Expenses. General and administrative expenses increased by $19.7 million primarily due to increases in personnel costs of $8.6 million, commercial expenses of $5.7 million, sebetralstat awareness of $1.9 million, professional fees of $1.9 million, and other administrative expenses of $1.6 million. We anticipate that expenses will continue at or above current levels as we continue to expand to support the growth of the Company and the planned commercialization of sebetralstat.

Other Income (Expense), net. Other income decreased $5.4 million primarily due to an increase in net interest expense of $2.1 million, a decrease in foreign currency exchange rate gains of $2.1 million, and a decrease of $1.1 million in income from research and development tax credits.

Comparison of the nine months ended January 31, 2025 and 2024

The following table sets forth the key components of our results of operations for the nine months ended January 31, 2025 and 2024 (in thousands):

	Nine Months Ended
	January 31,		Increase
	2025	2024	(decrease)

Operating expenses
Research and development expenses	$55,818	$60,919	$(5,101)
General and administrative expenses	77,147	31,071	46,076
Other income (expense), net
Interest, exchange rate gain and other income	5,994	9,995	(4,001)

Research and Development Expenses. Research and development expenses decreased $5.1 million to $55.8 million for the nine months ended January 31, 2025 due to a decrease in spending on sebetralstat of $3.9 million, a decrease in spending on KVD824 of $0.8 million, and a decrease in other R&D activities of $1.7 million as compared to the same period in the prior fiscal year. These decreases were offset by an increase in personnel costs of $1.3 million. The impact of exchange rates on research and development expenses resulted in an increase to expenses of $0.7 million in the nine months ended January 31, 2025 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Nine Months Ended
	January 31,		Increase
	2025	2024	(decrease)

Program-specific costs
Sebetralstat	$23,869	$27,782	$(3,913)
KVD824	-	755	(755)
Unallocated costs
Personnel	22,104	20,789	1,315
Other R&D	9,845	11,593	(1,748)
Total	$55,818	$60,919	$(5,101)

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

General and Administrative Expenses. General and administrative expenses increased $46.1 million primarily due to increases in personnel costs of $18.1 million, commercial strategy expenses of $16.4 million, sebetralstat awareness of $4.5 million, professional fees of $3.2 million and other administrative expenses of $3.8 million.

Other Income (Expense), net. Other income decreased $4.0 million primarily due to an increase in net interest expense of $0.8 million, a decrease in foreign currency exchange rate gains of $0.7 million, and a decrease of $2.5 million in income from research and development tax credits.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales and have incurred losses since inception and cash outflows from operating activities for the nine months ended January 31, 2025 and 2024. We have funded operations primarily through the issuance of capital stock, pre-funded warrants, and royalty financing. Our working capital, primarily cash and marketable securities, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued.

In February 2024, we entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated, and Cantor Fitzgerald & Co., as the representatives of several underwriters to sell an aggregate of 7,016,312 shares of our common stock at a price of $15.25 per share and pre-funded warrants to purchase up to 3,483,688 shares of our common stock at a price of $15.249 per pre-funded warrant (the “February 2024 Offering”). The net proceeds from the February 2024 Offering, after deducting expenses, were approximately $150.1 million. As of January 31, 2025, no pre-funded warrants from the February 2024 Offering have been exercised.

In July 2024, we filed the Registration Statement pursuant to which we may offer and sell securities having an aggregate public offering price of up to $300 million. During the three months ended January 31, 2025, we did not offer or sell any shares pursuant to the Registration Statement.

In November 2024, we entered into an underwriting agreement with Jefferies LLC, BofA Securities, Inc., TD Securities (USA) LLC and Stifel Nicolaus & Company, Incorporated, as the representatives of several underwriters to sell an aggregate of 5,500,000 shares of our common stock at an offering price of $10.00 per share (the “November 2024 Offering”). The net proceeds from the November 2024 Offering, after deducting estimated expenses, were approximately $51.3 million.

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

Cash Flows

The following table shows a summary of the net cash flow activity for the nine months ended January 31, 2025 and 2024 (in thousands):

	Nine Months Ended
	January 31,
	2025	2024

Cash flows used in operating activities	$(112,543)	$(74,126)
Cash flows provided by investing activities	94,352	41,467
Cash flows provided by financing activities	155,068	616
Effect of exchange rate changes on cash and cash equivalents	(725)	(1,139)
Net increase (decrease) in cash and cash equivalents	$136,152	$(33,182)

Net cash used in operating activities

Net cash used in operating activities was $112.5 million for the nine months ended January 31, 2025 and primarily consisted of a net loss of $131.2 million adjusted for stock-based compensation of $8.7 million, interest expense and issuance cost amortization associated with the sale of future royalties of $2.9 million, realized gains from available for sale securities of $1.2 million, and other changes in net working capital. Net cash used in operating activities was $74.1 million for the nine months ended January 31, 2024 and primarily consisted of a net loss of $82.0 million adjusted for stock-based compensation of $9.2 million, an increase in the research and development tax credit receivable of $6.2 million, realized gains from available for sale securities of $1.1 million, a decrease in prepaid expenses and other assets of $0.9 million and other changes in net working capital.

Net cash provided by investing activities

Net cash provided by investing activities for the nine months ended January 31, 2025 was $94.4 million and primarily consisted of the sales and maturities of marketable securities of $102.3 million offset by purchases of marketable securities of $7.5 million, as compared to $41.5 million provided by investing activities during the same period in the prior year primarily due to sales and maturities of marketable securities of $89.5 million offset by purchases of marketable securities of $47.7 million.

Net cash provided by financing activities

Net cash provided by financing activities during the nine months ended January 31, 2025 was $155.1 million and primarily consisted of $98.0 million in net proceeds from the PSA with DRI, $55.9 million in aggregate net proceeds from the November 2024

Offering and private placement, and $4.0 million from the issuance of common stock from equity incentive plans. Net cash provided by financing activities during the same period in the prior year was $0.6 million which consisted of the issuance of common stock from equity incentive plans.

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

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity and debt financings, collaborations, strategic partnerships, royalty financings, and licensing arrangements. To the extent that additional capital is raised through the sale of stock or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these newly issued securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct business. Additional fundraising through collaborations, strategic partnerships or licensing arrangements with third parties may require us to relinquish valuable rights to product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and commercialize other product candidates even if we would otherwise prefer to develop and commercialize such product candidates internally.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, filed with the SEC on July 11, 2024. We are party to several operating leases for office and laboratory space as of January 31, 2025.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported revenue and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 to the unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our significant accounting policies and assumptions used in applying those policies. The accounting policies and estimates that we deem to be critical are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, filed with the SEC on July 11, 2024. There have been no material changes to our critical accounting policies and significant estimates in the nine months ended January 31, 2025 except for the deferred royalty obligation and its embedded derivative liability, as discussed in Note 2.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of January 31, 2025.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. OTHER INFORMATION

(c) Insider Trading Arrangements and Policies

In the third quarter of fiscal 2025, no trading plans were adopted, modified or terminated by a director or officer of the Company.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1†^	Purchase and Sale Agreement by and among the Registrant, as guarantor, KalVista Pharmaceuticals Ltd and DRI Healthcare Acquisitions LP, dated November 4, 2024.					X

10.2^	Debenture by and between KalVista Pharmaceuticals Ltd and DRI Healthcare Acquisitions LP, dated November 4, 2024.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.

^ Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

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

KALVISTA PHARMACEUTICALS, INC.

Date: March 12, 2025	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2025	By:	/s/ Brian Piekos
Brian Piekos Chief Financial Officer (Principal Financial and Accounting Officer)