Form 10-K
period 2025-04-30
KalVista Pharmaceuticals, Inc.
filed 2025-07-10
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2025

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

The aggregate market value of common stock held by non-affiliates of the registrant calculated based on the closing price of $10.27 of the registrant’s common stock as reported on The Nasdaq Global Market on October 31, 2024, the last business day of the registrant’s most recently completed second quarter, was approximately $440,082,646.

The number of shares of Registrant’s Common Stock outstanding as of June 25, 2025 was 49,953,739.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in responses to Part III of Form 10-K is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2025. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended April 30, 2025.

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

Item 1. Business.

Overview

Our Company

We are a global biopharmaceutical company dedicated to developing and delivering life-changing oral therapies for individuals affected by rare diseases with significant unmet needs. On July 3, 2025, the U.S. Food and Drug Administration (the “FDA”) approved our new drug application (“NDA”) for the use of EKTERLY® (sebetralstat), a novel, orally delivered, small molecule plasma kallikrein inhibitor, for the treatment of acute attacks of hereditary angioedema (“HAE”) in adult and pediatric patients aged 12 years and older. EKTERLY (sebetralstat) is the first and only oral, on-demand therapy for HAE.

The efficacy and safety of EKTERLY was established by the results from the phase 3 KONFIDENT clinical trial, published in the New England Journal of Medicine in May 2024. Based on data from KONFIDENT, together with confirmatory evidence from pharmacokinetic/pharmacodynamic studies, the 600 mg dose of EKTERLY (sebetralstat) was considered by the FDA to be the optimal dose and included in the approved labeling. The KONFIDENT clinical trial met all primary and key secondary endpoints and demonstrated a favorable safety profile. HAE attacks treated with 600 mg of sebetralstat achieved the primary endpoint of beginning of symptom relief significantly faster than placebo (p=0.0013 ) with a median time to beginning of symptom relief of 1.79 hours (CI 1.33, 2.27) as compared to 6.72 hours with placebo (CI 2.33, >12). Consistent with previous studies, sebetralstat was well-tolerated, with a safety profile similar to placebo. There were no patient withdrawals due to any adverse event and no treatment-related serious adverse events (SAEs) were observed. Treatment-related adverse event rates were 2.2% for 600 mg sebetralstat as compared to 4.8% for placebo. Primary and key secondary endpoints were analyzed in a fixed, hierarchical sequence and adjusted for multiplicity. Key secondary endpoints showed:

•
Attacks treated with 600mg of sebetralstat achieved a significantly faster time to a reduction in attack severity from baseline, compared to placebo (p=0.0032); and
•
Attacks treated with 600mg sebetralstat demonstrated a significantly faster time to complete attack resolution as compared to placebo (p<0.0001).

Prior to the approval of EKTERLY (sebetralstat), all on-demand treatment options approved in the U.S. for HAE required intravenous or subcutaneous administration, which carries a significant treatment burden. Even with the use of long-term prophylaxis as a preventative therapy, most people living with HAE continue to have unpredictable attacks and require ready access to on-demand medication. We believe EKTERLY (sebetralstat) has the potential to fundamentally shift the manner in which HAE is managed, based upon extensive and continuing research conducted with patients, physicians and payers.

Key Updates

In August 2024, the European Medicines Agency (“EMA”) validated the submission of our Marketing Authorization Application (“MAA”) for sebetralstat. This application is currently being reviewed by the EMA’s Committee for Medicinal Products for Human Use under the centralized licensing procedure for all 27 Member States of the European Union, as well as the European Economic Area ("EEA") countries Norway, Iceland and Liechtenstein. In September 2024, we announced MAA submissions to the regulatory authorities in the United Kingdom, Switzerland, Australia, and Singapore via the Access Consortium framework for which we have obtained a four-way sharing agreement by the Medicines and Healthcare product Regulatory Agency ("MHRA"), Swissmedic, the Therapeutic Goods Administration and Health Sciences Authority. The Access Consortium is designed to maximize regulatory collaboration across countries and support a timely review process. In January 2025, we announced that Japan’s Ministry of Health, Labour and Welfare (“MHLW”) had granted sebetralstat orphan drug designation, and we also submitted an NDA for sebetralstat to that agency. To enable the broadest possible global availability of sebetralstat, if approved, we intend to engage commercial partners in certain international markets.

Sebetralstat has received fast track and orphan drug designations from the FDA, orphan drug Designation from Japan’s MHLW, as well as orphan drug designation and an approved Pediatric Investigational Plan from the EMA. In November 2023, sebetralstat was granted orphan drug status in Switzerland. In February 2024, the U.K. MHRA awarded the Innovation Passport for sebetralstat.

In November 2024, we, as guarantor, and KalVista Pharmaceuticals Limited, our wholly owned subsidiary (the “Subsidiary”), entered into a Purchase and Sale Agreement the (“PSA”) with DRI Healthcare Acquisitions LP (the “Purchaser”), an affiliate of DRI Healthcare Trust, pursuant to which the Subsidiary sold to the Purchaser the right to receive payments from the Subsidiary at a tiered percentage of future worldwide net sales of sebetralstat. Under the terms of the PSA, the Subsidiary received an upfront payment of $100.0 million in exchange for tiered payments on worldwide net sales of sebetralstat, as follows: 5.00% on annual net sales up to and including $500.0 million; 1.10% on annual net sales above $500.0 million and up to and including $750.0 million; and 0.25% on annual net sales above $750.0 million. The Subsidiary is entitled to a potential one-time sales-based milestone payment of $50.0 million if annual global net sales of sebetralstat meet or exceed $550.0 million in any calendar year before January 1, 2031. If sebetralstat is approved prior to October 1, 2025, the Subsidiary will have the option to receive a one-time payment of $22.0 million. If the Subsidiary chooses to receive this optional payment, the royalty rate on net sales up to and including $500 million will increase from 5.00% to 6.00%, and the sales-based milestone amount will increase from $50.0 million to $57.0 million.

In April 2025, KalVista Pharmaceuticals Limited licensed commercialization rights in Japan to Kaken Pharmaceutical, Co., Ltd. for sebetralstat. We received an upfront payment of $11.0 million on June 20, 2025, with an additional payment of up to $11.0 million upon achievement of a regulatory milestone anticipated in early 2026. Beyond these payments, we are eligible for commercial milestone payments of up to $2.0 million, plus royalties based on the Japan National Health Insurance (NHI) price, with the royalty rate as a percentage of sales approximately in the mid-twenties.

Our Strategy

We are committed to developing better solutions for the unmet needs of patients. The key elements of our strategy include:

•
Position EKTERLY (sebetralstat) to become a foundational therapy for HAE. We launched EKTERLY (sebetralstat) for the treatment of acute attacks of HAE after receiving FDA approval in July 2025. With clinical experience encompassing over 2,000 attacks spanning all locations and severity, EKTERLY (sebetralstat) is indicated for use at the earliest recognition of an HAE attack for patients 12 years and older. As the first oral on-demand treatment for HAE attacks, we believe EKTERLY (sebetralstat) with its effectiveness as a tablet compared to injectable treatment options, its ability to treat all attacks and to enable early treatment, provides a new and unique opportunity for patients and healthcare providers to revise their approach to HAE disease management. Through our present and future patient and healthcare provider outreach, we anticipate that awareness of EKTERLY’s (sebetralstat) utility will create sustained and long-lasting demand.
•
Provide access to sebetralstat globally through focused direct efforts and by entering commercialization agreements in certain locations. Outside the US, we intend to commercialize sebetralstat with internal sales and marketing capabilities in major markets within Europe and leverage the capabilities of partners to provide market access in other geographies, if approved. For example, in anticipation of receiving a decision on our marketing application in Germany and the UK in the second half of 2025, we are preparing internal sales and marketing teams. Similarly, we have recently announced commercialization partnerships for sebetralstat in Japan, where we anticipate a decision on our NDA in early 2026, and in Canada, through the efforts of our commercial partner.
•
Develop a sustainable pipeline by employing our internal scientific expertise while also planning for growth by evaluating strategic opportunities to in-license or acquire best-in-class assets that complement our core strategy. Our scientific team has demonstrated the ability to design and formulate multiple drug candidate programs from a broad variety of chemical classes. Our initial focus is specifically on the development of oral plasma kallikrein inhibitors for HAE and Factor XIIa inhibitors for other indications. However, we believe our scientific capabilities also can be applied to develop other therapies for diseases with high unmet need. In addition, we seek to augment our internally developed pipeline projects by selectively and strategically acquiring pipeline assets that will add value to our portfolio. Our management team has decades of deep and expansive strategic expertise building new markets across rare disease, including HAE. We believe that this team, leveraging their experience, strong execution capabilities, and financial discipline, will enable the Company to continue to innovate and grow.

Plasma Kallikrein in HAE

Plasma kallikrein is a serine protease enzyme that is a key mediator of inflammation and edema. The body modulates the downstream inflammatory effects of plasma kallikrein through a circulating inhibitor protein called C1-esterase inhibitor (“C1-INH”). Most patients with HAE have a genetic mutation that leads to C1-INH deficiency, which results in an inability to control activated plasma kallikrein in affected tissues. This excessive activation leads to inflammation, edema, and pain. The majority of the approved therapies in HAE today inhibit plasma kallikrein in some manner.

Hereditary Angioedema

Disease Overview

HAE is a rare and potentially life-threatening genetic condition that occurs in about 1 in 35,000 to 1 in 50,000 people, according to published information from an HAE patient advocacy group. Excessive plasma kallikrein activation that is not sufficiently controlled by C1-INH leads to HAE attacks, which can vary with regard to the affected tissue or organ and severity. HAE attacks include episodes of intense swelling usually in the skin, gastrointestinal tract or airways. They often lead to temporary disfiguration of various body parts including the hands, feet, face, body trunk, and genitals. In addition, patients often have bouts of excruciating abdominal pain, nausea and vomiting that is caused by swelling in the intestinal wall. Airway swelling is particularly dangerous and can lead to death by asphyxiation. Untreated attacks can be functionally disabling and commonly take days to fully resolve.

Attacks can occur spontaneously although they often are associated with triggers such as anxiety, stress, minor trauma, surgery, or illnesses. Trauma to the oral cavity caused by dental procedures makes HAE patients particularly vulnerable to airway attacks. The frequency of HAE attacks is highly variable, with some patients having attacks several times per week and others very infrequently. Population studies have shown that the mean number of attacks per month for people with HAE is approximately two. Although life-threatening airway swelling is rare, published research suggests at least half of HAE patients have experienced at least one such attack and airway attacks remain a major potential cause of mortality in HAE patients. The severity of attacks is unpredictable and not related to their underlying frequency, and even most patients on long-term prophylaxis continue to experience breakthrough attacks on some basis.

HAE is an autosomal dominant disease, meaning that a defect in only one copy of the gene leads to symptoms and that it occurs at similar rates in both males and females. The most common cause of HAE is a defect or mutation in the gene responsible for the production of C1-INH. C1-INH is a natural plasma-borne protein that is an inhibitor of multiple serine proteases in both the complement and kallikrein-kinin systems. C1-INH is the predominant physiological inhibitor of plasma kallikrein, and thereby suppresses the generation of bradykinin, a potent hormone produced by plasma kallikrein, that activates its receptors on blood vessels to increase vascular leakage. Uncontrolled plasma kallikrein activity leads to the edema that is the hallmark of HAE.

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

HAE Treatment Landscape

There are a number of marketed and development stage therapeutics for HAE, both for prophylaxis to prevent attacks of HAE as well as for the on-demand treatment of acute attacks of HAE. As a result of the lifelong nature of HAE and the challenges related to taking many of the injected therapies, patient surveys consistently indicate an overwhelming desire of patients for an oral on-demand therapy. Prior to the approval of EKTERLY (sebetralstat), all on-demand treatment options approved in the U.S. for HAE require intravenous or subcutaneous administration, which carries a significant treatment burden. Even with the use of long-term prophylaxis as a preventative therapy, most people living with HAE continue to have unpredictable attacks and require ready access to on-demand medication. We believe that a safe and effective oral on-demand agent has the potential to transform treatment for this disease.

EKTERLY (sebetralstat)

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

The efficacy and safety of EKTERLY was established by the results from the phase 3 KONFIDENT clinical trial, published in the New England Journal of Medicine in May 2024. Based on data from KONFIDENT, together with confirmatory evidence from pharmacokinetic/pharmacodynamic studies, the 600 mg dose of EKTERLY (sebetralstat) was considered by the FDA to be the optimal dose and included in the approved labeling. The KONFIDENT clinical trial met all primary and key secondary endpoints and demonstrated a favorable safety profile. HAE attacks treated with 600 mg of sebetralstat achieved the primary endpoint of beginning of symptom relief significantly faster than placebo (p=0.0013 ) with a median time to beginning of symptom relief of 1.79 hours (CI 1.33, 2.27) as compared to 6.72 hours with placebo (CI 2.33, >12). Consistent with previous studies, sebetralstat was well-tolerated, with a safety profile similar to placebo. There were no patient withdrawals due to any adverse event and no treatment-related serious adverse events (SAEs) were observed. Treatment-related adverse event rates were 2.2% for 600 mg EKTERLY (sebetralstat) as compared to 4.8% for placebo. Primary and key secondary endpoints were analyzed in a fixed, hierarchical sequence and adjusted for multiplicity. Key secondary endpoints showed:

•
Attacks treated with 600mg of EKTERLY (sebetralstat) achieved a significantly faster time to a reduction in attack severity from baseline, compared to placebo (p=0.0032); and
•
Attacks treated with 600mg EKTERLY (sebetralstat) demonstrated a significantly faster time to complete attack resolution as compared to placebo (p<0.0001).

In August 2024, the EMA validated the submission of our MAA for sebetralstat. This application is currently being reviewed by the EMA’s Committee for Medicinal Products for Human Use under the centralized licensing procedure for all 27 Member States of the European Union, as well as the EEA countries Norway, Iceland and Liechtenstein. To enable the broadest possible global availability of sebetralstat, if approved, we intend to engage commercial partners in certain international markets. In September 2024, we announced MAA submissions to the regulatory authorities in the United Kingdom, Switzerland, Australia, and Singapore via the Access Consortium framework for which we have obtained a four-way sharing agreement by the MHRA, Swissmedic, the Therapeutic Goods Administration and Health Sciences Authority. The Access Consortium is designed to maximize regulatory collaboration across countries and support a timely review process. In January 2025, we announced that

Japan’s MHLW had granted sebetralstat orphan drug designation, and we also submitted an NDA for sebetralstat to the JPMDA. If approved, sebetralstat would be the first oral on-demand treatment for HAE in Japan.

Sebetralstat received fast track and orphan drug designations from the FDA, orphan drug designation from Japan’s MHLW, as well as orphan drug designation and an approved Pediatric Investigational Plan from the EMA. In November 2023, sebetralstat was granted orphan drug status in Switzerland. In February 2024, the MHRA awarded the Innovation Passport for sebetralstat.

Clinical Trials

KONFIDENT-KID

We initiated an open label pediatric clinical trial (KONFIDENT-KID) in June 2024, using an orally disintegrating tablet (“ODT”) formulation of sebetralstat developed specifically for pediatric use. The trial will collect safety, pharmacokinetic and efficacy data for up to one year. In March 2025, we announced completion of enrollment in the KONFIDENT-KID trial. If approved, sebetralstat ODT would be the first oral therapy for pediatric patients aged 2 to 11 years old. In addition, sebetralstat has the potential to be the second FDA-approved on-demand therapy of any type in this population.

KONFIDENT-S

In August 2022, we initiated an open label extension study (KONFIDENT-S) to evaluate the long-term safety of sebetralstat for on-demand treatment of HAE attacks in adolescent and adult patients with type I or type II HAE. We began converting adolescent and adult participants in the ongoing KONFIDENT-S study to an ODT formulation in Q4 2024, which may provide people living with HAE with an additional novel option for oral on-demand treatment.

Factor XIIa

We believe our preclinical oral Factor XIIa inhibitor program has the potential to be the first orally delivered Factor XIIa inhibitor for indications across a wide variety of therapeutic areas that are supported by scientific evidence. We are undertaking a strategic review of this program, to evaluate the potential for further progress and indications for future development, including evaluating whether to engage partners in some or all of this development, and we intend to make further decisions on this program following completion of this process.

Commercial Operations

In anticipation of FDA approval for EKTERLY (sebetralstat), we built a commercial operations infrastructure, including, marketing infrastructure, market access capabilities, and a sales field force to reach the allergists and immunologists that account for approximately 90% of all HAE claims in the United States. Following approval of EKTERLY (sebetralstat) by the FDA in July 2025, we began active promotional and other commercial operations in the U.S. We believe that there are significant market opportunities for sebetralstat outside of the United States. In order to capitalize on such opportunities, we may build a commercial operations infrastructure, including, marketing infrastructure, market access capabilities, and a sales field force, where appropriate, and/or to otherwise seek collaborations with other companies. For example, and as described below in further detail, in April 2025, we entered into a License, Supply and Distribution Agreement (the “Kaken Agreement”) with Kaken Pharmaceutical, Co., Ltd. (“Kaken”) pursuant to which we licensed exclusive commercialization rights in Japan to Kaken for sebetralstat (the “Licensed Product”). In addition, on June 26, 2025, the Company entered into a Licensing Agreement with Pendopharm, a division of Pharmascience, Inc., pursuant to which we licensed the exclusive rights to manage the regulatory approval process and commercialization of sebetralstat in Canada.

License, Supply and Distribution Agreement

Kaken Agreement

In April 2025, we entered into the Kaken Agreement with Kaken pursuant to which we have licensed exclusive commercialization rights in Japan to Kaken for the Licensed Product in exchange for a non-refundable upfront payment of $11.0 million, potential regulatory and sales milestone payments totaling approximately $13.0 million, and effective royalty payments in the mid-twenties that shall be payable for each unit of Licensed Product, which will reflect a percentage of the Japanese National Health Insurance price of the Licensed Product.

We are responsible for obtaining and maintaining all regulatory approvals, performing regulatory submissions for the Licensed Product in Japan and supplying the Licensed Product to Kaken. We retain manufacturing rights for the Licensed Product and are responsible for our own costs associated with the performance of activities under the Kaken Agreement. Kaken received an exclusive license to commercialize the Licensed Products in Japan, including the right to ship, store, and distribute the Licensed Product for such commercialization during the term of the Kaken Agreement. Refer to Note 12, License, Supply and Distribution Agreement, for further information.

Competition

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product and product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are marketing our product and developing our product candidates. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches.

In treating HAE, we expect to face competition from several FDA-approved therapeutics for both prophylactic and on-demand usage. All current on-demand therapies are delivered either intravenously or by subcutaneous injection. Approved therapies include TAKHZYRO®, marketed by Takeda Pharmaceuticals Company Limited (“Takeda”) in the U.S. and Europe for the prevention of angioedema attacks in adults and adolescents; FIRAZYR®, marketed by Takeda in the U.S., Europe and certain other geographic territories for the on-demand treatment of angioedema attacks in adult patients; KALBITOR®, an injectable plasma kallikrein inhibitor marketed by Takeda for the on-demand treatment of attacks in adolescent and adult HAE patients; BERINERT®, marketed by CSL Behring for on-demand treatment of abdominal, facial or laryngeal attacks of HAE in adults and adolescents, and HAEGARDA®, also marketed by CSL Behring, for prophylaxis; RUCONEST®, marketed by Pharming Group for the on-demand treatment of angioedema attacks in adult patients; and ORLADEYO®, an oral prophylactic treatment marketed by BioCryst Pharmaceuticals, Inc.; and ANDEMBRY®, marketed by CSL Behring, for prophylaxis, which the FDA approved on June 16, 2025. FIRAZYR became available as a generic drug in 2019 and is sold by multiple companies as generic icatibant for on-demand usage. We are also aware of other companies that are engaged in the clinical development of potential HAE treatments, including Pharvaris GmbH, Intellia Therapeutics, Inc., BioMarin Pharmaceutical Inc., Astria Therapeutics, Inc., ADARx Pharmaceuticals, Inc. and Ionis Pharmaceuticals, Inc.

Intellectual Property

Our success substantially depends on our ability to obtain and maintain patents and other forms of intellectual property rights for our products and product candidates, methods used to manufacture our product candidates and methods for treating patients using our products and product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Our patent portfolio includes patents and patent applications covering plasma kallikrein inhibitors (the “plasma kallikrein portfolio”), and patent applications covering FXIIa inhibitors (the “FXIIa portfolio”).

In the plasma kallikrein portfolio, as of April 30, 2025, we are the owner of, and intend to maintain, eight U.S. patents expiring between 2035 and 2039, absent any extensions, as well as seven pending U.S. patent applications and seven pending U.S. provisional applications. Any patents issuing from the foregoing U.S. patent applications, or patents arising from applications claiming priority from the foregoing U.S. provisional applications, are expected to expire between 2035 and 2045, absent any adjustments or extensions. In the plasma kallikrein portfolio, as of April 30, 2025, we are the owner of, and intend to maintain, approximately 77 pending foreign applications and approximately 374 patents in foreign jurisdictions. Any issued foreign patents, patents issuing from these foreign patent applications, or patents arising from foreign applications claiming priority from U.S. provisional or foreign applications, are expected to expire between 2035 and 2045, absent any adjustments or extensions. In the plasma kallikrein portfolio, as of April 30, 2025, we also are the owner of, and intend to maintain, four pending international applications that, if issued, are expected to expire between 2044 and 2045, absent any adjustments or extensions.

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

In the FXIIa portfolio, as of April 30, 2025, we are the owner of, and intend to maintain, seven pending U.S. patent applications, one pending U.S. provisional applications, three pending international applications, and approximately nine pending foreign applications in multiple jurisdictions. Any patents issuing from the foregoing applications, or patents arising from applications claiming priority from U.S. provisional applications, in the FXIIa portfolio are expected to expire in between 2039 and 2045, absent any adjustments or extensions.

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

As of April 30, 2025, we are the owner of, and intend to maintain, trademark registrations for “KALVISTA” and separately for the K Design in the U.S., fifteen foreign countries as well as all E.U. member states via an E.U Trade Mark (a unitary right covering all twenty-seven member states of the E.U.) and the katakana transliteration of “KALVISTA” (カルビスタ) in Japan. As of April 30, 2025, we also own pending trademark applications for “KALVISTA” and the K Design in one further foreign country.

We have applied for registration of potential product names for sebetralstat. As of April 30,2025, we are the owner of, and intend to maintain, trademark registrations for the primary candidate name in the U.S., fifteen foreign countries as well as all E.U. member states via an E.U. Trade Mark. As of April 30, 2025, we are the owner of trademark registrations for the secondary candidate name in the U.S., fifteen foreign countries, as well as all E.U. member states via an E.U. Trade Mark. As of April 30, 2025, we own pending trademark applications for both the primary and secondary candidate names in one further foreign country.

As of April 30, 2025, we own pending trademark applications for “KALVISTA CARES” and the KalVista Cares Design in the U.S., which are intended to be used for patient support services.

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

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with Good Clinical Practice (“GCP”) an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; and (iii) under protocols detailing the objectives of the trial and the criteria to be evaluated. Each protocol involving testing on U.S. healthy volunteers or patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

Clinical trials to support NDAs for regulatory approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy volunteers or patients, the product is tested to assess safety, dosage tolerance, metabolism, pharmacokinetics, pharmacological actions, side effects associated with drug exposure, and to obtain early evidence of a treatment effect if possible. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, determine optimal dose and regimen, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain additional information about clinical effects and confirm efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit -risk relationship of the drug and to provide adequate information for the labeling of the product. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of the drug. In rare instances, a single Phase 3 trial may be sufficient when either (1) the trial is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) the single trial is supported by confirmatory evidence.

In addition, the manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing and distribution of the product may begin in the U.S. The NDA must include the results of all nonclinical, clinical, and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee unless a waiver applies. Under an approved NDA, the applicant is also subject to an annual program fee. These fees typically increase annually. An NDA for a drug that has been designated as an orphan drug is not subject to an application fee, unless the NDA includes an indication for other than a rare disease or condition. The FDA has 60 days from its receipt of an NDA to determine whether the application will be filed based on the FDA's determination that it is sufficiently complete to permit substantive review. Once the submission is filed, the FDA begins an in-depth review. The FDA has agreed to certain performance goals under the Prescription Drug User Fee Act (“PDUFA”) to complete the review of NDAs. Applications for new molecular entities (“NMEs”) that are designated for a Standard Review have a PDUFA goal date of ten months after the date the FDA files the NDA; applications for NMEs that are designated for a Priority Review have a PDUFA goal date of six months after the date the FDA files the NDA. An NDA can be designated for Priority Review when the FDA determines the drug has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority reviews may be extended by the FDA for three additional months to consider information deemed by the FDA to constitute a major amendment to the NDA. FDA may not always meet its performance goals under PDUFA.

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

After the FDA evaluates the NDA and completes any clinical and manufacturing site inspections, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the NDA submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application for approval. If, or when, those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to goals of reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing and distribution of the drug with specific prescribing information for specific indications. A drug may be subject to postmarketing requirements, which are nonclinical studies or clinical trials that are required as a condition of approval, or postmarketing commitments, which are nonclinical studies or clinical trials that the sponsor agrees to conduct. In addition, as a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential risks to patients. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure a product's safe use (“ETASU”). An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring, and the use of patient-specific registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, the FDA may require substantial post-approval testing and surveillance to monitor the product's safety or efficacy.

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

Adverse event reporting and submission of periodic safety summary reports is required following FDA approval of an NDA. The FDA also may require nonclinical or clinical postmarketing requirements, REMS, or surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. Sponsors may also agree to conduct nonclinical or clinical postmarketing commitments after approval. In addition, quality control, drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects a drug's manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with required regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

Patent Term Extension

The Hatch Waxman Amendments permit a patent term extension as compensation for patent term lost during the FDA regulatory review process. Patent term extension, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. After NDA approval, owners of relevant drug patents may apply for the extension. The allowable patent term extension is calculated as half of the drug’s testing phase (the time between IND and NDA submission) and all of the review phase (the time between NDA submission and approval) up to a maximum of five years. The time can be reduced for any time FDA determines that the applicant did not pursue approval with due diligence.

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

Coverage, pricing and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third party payors provide coverage, and establish adequate reimbursement levels for such products. In the U.S., third party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of its products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product, as there is no uniform policy of coverage and reimbursement for drug products among third-party payors in the U.S. Adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on its investment in product development.

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

Several healthcare reform proposals culminated in the enactment of the Inflation Reduction Act (“IRA”) in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for these inflation rebates. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions have been and may continue to be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of prescription drug products.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Change in Fiscal Year

On March 13, 2025, the Board approved a change to our fiscal year end from April 30 to December 31. The change in fiscal year is effective for the Company's 2026 fiscal year. We plan to file all required periodic reports under Sections 13 or 15(d) of the Exchange Act, including a transition report on Form 10-K for the eight-month transition period of May 1, 2025 through December 31, 2025. During the transition period, we have elected to file a Quarterly Report on Form 10-Q for the quarter ending July 31, 2025, and then will file quarterly reports based on the new fiscal year beginning with the quarter ending September 30, 2025, pursuant to Rule 15d-10(e)(2) of the Exchange Act.

Human Capital Resources

As of April 30, 2025, we had a total of 270 full-time employees, of whom 171 were located in the U.S., 65 were located in the U.K., and 34 were located in the rest of the world. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with employees to be good. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees.

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
•
We may need substantial additional funding to allow us to support through clinical development and commercial launch, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
•
We are heavily dependent on the successful commercialization of EKTERLY (sebetralstat) and the development, regulatory approval, and commercialization of our current and future product candidates.
•
We have not yet demonstrated an ability to successfully conduct commercial activities.
•
We may fail to achieve the degree of market acceptance by physicians, patients, third party payors and others in the medical community necessary for commercial success.
•
The sales, marketing, and distribution of EKTERLY (sebetralstat) or any future approved products may be unsuccessful or less successful than anticipated. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market EKTERLY (sebetralstat) or any future approved products on acceptable terms, we may be unable to successfully commercialize EKTERLY (sebetralstat) or any future approved products.
•
We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•
If we are unable to achieve and maintain third-party payor coverage and adequate levels of reimbursement for EKTERLY (sebetralstat) or any of our other product candidates for which we receive regulatory approval, or any future products we may seek to commercialize, their commercial success may be severely hindered.
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
•
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

•
An orphan drug designation by the FDA, EMA, MHRA or JPMDA does not increase the likelihood that our product candidates will receive marketing exclusivity.
•
Failure to obtain regulatory approval in international jurisdictions would prevent EKTERLY (sebetralstat) and our other product candidates from being marketed abroad.
•
EKTERLY (sebetralstat) and any product candidate for which subsequently we obtain regulatory approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.
•
We contract with third parties for the manufacture of EKTERLY (sebetralstat) and our other product candidates for preclinical and clinical testing and we expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.
•
We have entered, and may in the future seek to enter, into collaborations with third parties for the development and commercialization of sebetralstat or our other product candidates. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of sebetralstat or our other product candidates.
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

Since inception, we have incurred significant operating losses as we focused on our discovery efforts and developing our product candidates. On July 3, 2025, the FDA approved our NDA for EKTERLY (sebetralstat) for the treatment of acute attacks of HAE in adult and pediatric patients aged 12 years and older. In the fiscal years ended April 30, 2025 and 2024, we used net cash of $152.9 million and $89.2 million respectively, in our operating activities substantially all of which related to research and development activities. As of April 30, 2025, our cash and cash equivalents were $131.6 million. We expect our expenses to continue, particularly as we begin commercializing EKTERLY (sebetralstat), continue existing clinical trials and initiate new research and preclinical development efforts. As we begin to commercialize EKTERLY (sebetralstat) and if we obtain regulatory approval of EKTERLY (sebetralstat) in other jurisdictions or indications or for our other product candidates, we expect we will incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. We are devoting substantial resources to the commercial infrastructure for EKTERLY (sebetralstat) and have not yet achieved significant product revenue. We are also devoting substantial resources to the development of our other product candidates. Because of the numerous risks and uncertainties associated with the anticipated commercialization of EKTERLY (sebetralstat) and development of other product candidates, and because the extent to which we may enter into additional collaborations with third parties for any of these activities is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with the research, development and commercialization. We anticipate that our expenses will increase substantially if and as we:

•
establish a commercial infrastructure to support the near-term commercialization of EKTERLY (sebetralstat) and any other product candidates for which we receive regulatory approval, including product sales, medical affairs, marketing, manufacturing and distribution;
•
initiate the commercial launch of EKTERLY (sebetralstat) for the treatment of HAE in adult and pediatric patients aged 12 years and older;
•
continue clinical development of sebetralstat in other indications as well as our current product candidates in our pipeline;
•
seek to identify additional product candidates;
•
acquire or in-license other products and technologies or enter into collaboration arrangements with regards to product discovery;
•
initiate clinical trials for additional product candidates;
•
seek regulatory approvals for our product candidates that successfully complete clinical trials;
•
maintain, expand and protect our intellectual property portfolio;
•
add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and

•
continue to incur increased costs as a result of operating as a public company.

To become and remain profitable, we must develop and commercialize EKTERLY (sebetralstat) or other products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain regulatory approval, such as EKTERLY (sebetralstat). Even if we succeed in these activities, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our business and could impair our ability to raise capital, maintain our discovery and preclinical development efforts, expand our business or continue our operations and may require us to raise additional capital that may dilute the ownership interest of common stockholders. A decline in the value of our business could also cause stockholders to lose all or part of their investment.

We may need substantial additional funding to support us through clinical development and commercial launch, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing and commercializing pharmaceutical products, including conducting preclinical studies and clinical trials and preparing for and executing a commercial launch, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to continue, particularly as we commercialize EKTERLY (sebetralstat), continue existing clinical trials and initiate new research and preclinical development efforts. In addition, as we commercialize EKTERLY (sebetralstat) and if we obtain regulatory approval of EKTERLY (sebetralstat) in other jurisdictions or indications or for our other product candidates, we expect we will incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. Furthermore, we continue to incur significant costs associated with operating as a public company.

We believe that our cash and cash equivalents as of April 30, 2025 and the cash that we anticipate generating from expected sales of EKTERLY (sebetralstat) will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months, as well as our anticipated longer-term cash requirements and obligations. Our expectations regarding our short-term and long-term funding requirements are based on assumptions that may prove to be wrong, and we may need additional capital resources to fund our operating plans and capital expenditure requirements.

If our cash, cash equivalents, and cash generated from expected sales of EKTERLY (sebetralstat) are not sufficient to fund our planned expenditures, we will need to finance our cash needs through external sources of funds, which may include equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. We currently do not have any committed external sources of funds.

If we are unable to generate sufficient funds from expected sales of EKTERLY (sebetralstat) or raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We have entered into a sales agreement with TD Securities (USA) LLC, as sales agent, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $100 million under an at-the-market offering program (the “ATM”). No shares of our common stock have been sold under the ATM as of April 30, 2025.

Risks Related to the Development and Commercialization of Our Product Candidates

We are heavily dependent on the successful commercialization of EKTERLY (sebetralstat) in the U.S. and other jurisdictions, where we may obtain regulatory approval, and development, regulatory approval, and commercialization of our other product candidates.

We currently have one product approved for commercial sale, EKTERLY (sebetralstat), which was approved by the U.S. FDA on July 3, 2025 for the treatment of acute attacks of HAE in adult and pediatric patients aged 12 years and older. The success of our business, including our ability to generate revenue from product sales in the future, will primarily depend on the successful commercialization of EKTERLY (sebetralstat) in the U.S. as well as in other jurisdictions, if approved, and the successful development, regulatory approval and commercialization of our other product candidates in one or more jurisdictions. Our ability to generate revenue and achieve profitability depends significantly on our ability, or our current and any future collaborator’s ability, to achieve a number of challenging objectives, including:

•
timely receipt of regulatory approvals from applicable regulatory authorities for our product candidates for which we successfully complete clinical development;
•
successful and timely completion of preclinical and clinical development of our product candidates;
•
successfully educating physicians, patients, third party payors and others in the medical community;
•
successful commercial launch following any regulatory approval, including leveraging our commercial infrastructure in-house or with one or more collaborators;
•
commercial acceptance of EKTERLY (sebetralstat) upon FDA approval and any of our other product candidates by patients, the medical community and third-party payers;
•
establishing and maintaining relationships with contract research organizations (“CROs”) and clinical sites for the clinical development, both in the U.S. and internationally, of our product candidates;
•
making any postmarketing requirements or commitments to applicable regulatory authorities;
•
establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for product candidates that we develop, if approved;
•
a continued acceptable safety and efficacy profile both prior to and following any regulatory approval of EKTERLY (sebetralstat) and our other product candidates;
•
identifying, assessing and developing new product candidates;
•
obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;
•
protecting our rights in our intellectual property portfolio;
•
defending against third-party interference or infringement claims, if any;
•
obtaining favorable terms in any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our existing or acquired product candidates;
•
obtaining coverage and adequate reimbursement for customers and patients from government and third-party payers for EKTERLY (sebetralstat) and any other product candidates that we may seek to commercialize;
•
addressing any competing therapies and technological and market developments; and

•
attracting, hiring and retaining qualified personnel.

Further, we do not have experience commercializing products. We may never be successful in achieving our objectives and, even if we do, may never generate significant revenue that is large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to maintain or further our research and development efforts, raise additional necessary capital, grow our business, retain key employees and continue our operations.

We obtained regulatory approval from the FDA for EKTERLY (sebetralstat), but have not yet demonstrated an ability to successfully conduct commercial activities.

We received FDA approval for EKTERLY (sebetralstat) for the treatment of acute attacks of HAE in adult and pediatric patients aged 12 years and older on July 3, 2025. Prior to obtaining this approval, our operations were been limited to financing and staffing our company, developing our technology, conducting preclinical research and clinical trials of our product candidates and preparing for a commercial launch. We have not received regulatory approval or commercialized any other product candidates to date and may never do so. We have not yet demonstrated an ability to conduct sales and marketing activities necessary for successful product commercialization. Accordingly, our stockholders should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to continue to transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year.

We may fail to achieve the degree of market acceptance by physicians, patients, third party payors and others in the medical community necessary for commercial success of EKTERLY (sebetralstat).

We received FDA approval for EKTERLY (sebetralstat) for the treatment of acute attacks of HAE in adult and pediatric patients aged 12 years and older in the U.S. on July 3, 2025. Nonetheless, we may fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical community necessary for commercial success of EKTERLY (sebetralstat) in the U.S., any other jurisdictions that grant regulatory approval of sebetralstat for the treatment of HAE or any other product candidates. In addition, physicians, patients and third-party payors may prefer other products to ours. If sebetralstat and any other product candidates, if approved, do not achieve an adequate level of acceptance we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of sebetralstat and any other product candidates, if approved for commercial sale, will depend on a number of factors, including:

•
the efficacy and safety and potential advantages and disadvantages compared to alternative treatments;
•
the ability to offer our products for sale at competitive prices;
•
the convenience and ease of administration compared to alternative treatments;
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
the clinical indications for which the product is approved
•
changes in the standard of care for the targeted indications for the product;
•
the strength of our marketing and distribution support;
•
the price at which the product is offered for sale and the availability of third-party coverage and adequate reimbursement, including patient cost-sharing programs such as copays and deductibles;

•
the approval of other new products for the same indications;
•
the timing of market introduction of our approved products as well as competitive products;
•
adverse publicity about the product or favorable publicity about competitive products;
•
the ability to develop or partner with third-party collaborators to develop companion diagnostics;
•
with respect to any future product candidates, FDA-approved labeling which may include restrictive safety and efficacy data, or may not include aspects of safety and efficacy that we believe are important;
•
the prevalence and severity of any side effects; and
•
any restrictions on the use of our products together with other medications.

The development and commercialization of new drug products is highly competitive. We may not be able to successfully convince physicians or patients to switch from existing or new treatments to EKTERLY (sebetralstat) for the treatment of HAE. In treating HAE, we expect to face competition from several FDA-approved therapeutics for both prophylactic and on-demand usage. All current on-demand therapies are delivered either intravenously or by subcutaneous injection. Approved therapies include TAKHZYRO, FIRAZYR; KALBITOR, BERINERT, HAEGARDA, RUCONEST, ORLADEYO, and ANDEMBRY. FIRAZYR became available as a generic drug in 2019 and is sold by multiple companies as generic icatibant for on-demand usage. We are also aware of other companies that are engaged in the clinical development of potential HAE treatments, including Pharvaris GmbH, Intellia Therapeutics, Inc., BioMarin Pharmaceutical Inc., Astria Therapeutics, Inc., ADARx Pharmaceuticals, Inc. and Ionis Pharmaceuticals, Inc. See the risk factor titled “We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do” for more information.

In addition, in order to commercialize any product candidates, we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If we are unable to enter into such arrangements when needed on acceptable terms or at all, we may not be able to successfully commercialize sebetralstat and any other product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing EKTERLY (sebetralstat) and any other product candidates that receive regulatory approval, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses. Our estimates of the potential market opportunities for our products and product candidates are informed by work that is not definitive and future analyses may lead to estimates that are higher or lower than these estimates than those provided at any given time, with respect to addressable patient populations. If our market opportunity is lower than anticipated, our business may suffer.

The sales, marketing, and distribution of EKTERLY (sebetralstat) or any other product candidates, if approved, may be unsuccessful or less successful than anticipated. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market EKTERLY (sebetralstat) or any other product candidates, if approved, on acceptable terms, we may be unable to successfully commercialize EKTERLY (sebetralstat) or any other product candidates.

We recently began commercializing our first product, EKTERLY (sebetralstat), in the U.S. following FDA approval in July 2025. The success of our future commercialization efforts for EKTERLY (sebetralstat) and any other product candidates is subject to the effective execution of our business plan, including, among others, the continued development of our internal sales, marketing, and distribution capabilities. For example, we have established an internal infrastructure as well as a focused sales and distribution infrastructure to market EKTERLY (sebetralstat) in the U.S., and have completed hiring in areas to support commercialization, including sales management, sales representatives, marketing, access and reimbursement, sales support and distribution. There are significant risks involved with establishing our own sales, marketing, and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams to generate sufficient demand. Any failure or delay in the development of these capabilities could negatively affect the success of our commercialization efforts and business. For example, the anticipated commercialization of EKTERLY (sebetralstat) may not develop at all, or not as planned or anticipated, which may require us to, among other items, adjust or amend our business plan and incur significant expenses.

Further, because we have chosen to collaborate in certain instances on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, to augment our own sales force and distribution systems, we are required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration. For example, on April 8, 2025, we entered into the Kaken Agreement, pursuant to which we exclusively licensed commercialization rights to sebetralstat in Japan. If we are unable to enter into other such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval in additional indications or jurisdictions or any such commercialization may experience delays or limitations. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. For example, if Kaken is unable to meet its contractual obligations pursuant to the Kaken Agreement, we may be forced to focus our efforts internally to commercialize sebetralstat in Japan, if approved, without the assistance of a commercialization partner or seek another commercialization partner, either of which would result in us incurring greater expenses and could cause a delay in market penetration while we expand our commercial operations or seek an alternative commercialization partner. Such costs may exceed the increased revenues we would receive from direct sebetralstat sales in Japan, at least in the near term. We would also potentially be forced to declare a breach of the agreement with Kaken and seek a termination of the agreement which could result in an extended and uncertain dispute with Kaken, including arbitration or litigation, any of which would be costly. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

Further, in order to continue to commercialize EKTERLY (sebetralstat) or commercialize any other product candidates, if approved, we must continue to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell and market our product candidates. We may not be successful in accomplishing these required tasks. If our sales, marketing, and distribution capabilities fail, or are otherwise unsuccessful, it would materially adversely impact the commercial launch of EKTERLY (sebetralstat) and impact our ability to generate revenue and harm our business.

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

In treating HAE, we expect to face competition from several FDA-approved therapeutics for both prophylactic and on-demand usage. All current on-demand therapies are delivered either intravenously or by subcutaneous injection. Approved therapies include TAKHZYRO, marketed by Takeda in the U.S. and Europe for the prevention of angioedema attacks in adults and adolescents; FIRAZYR, marketed by Takeda in the U.S., Europe and certain other geographic territories for the on-demand treatment of angioedema attacks in adult patients; KALBITOR, an injectable plasma kallikrein inhibitor marketed by Takeda for the on-demand treatment of attacks in adolescent and adult HAE patients; BERINERT, marketed by CSL Behring for on-demand treatment of abdominal, facial or laryngeal attacks of HAE in adults and adolescents, and HAEGARDA, also marketed by CSL Behring, for prophylaxis; RUCONEST, marketed by Pharming Group for the on-demand treatment of angioedema attacks in adult patients; ORLADEYO, an oral prophylactic treatment marketed by BioCryst Pharmaceuticals, Inc., and ANDEMBRY, marketed by CSL, for prophylaxis. FIRAZYR became available as a generic drug in 2019 and is sold by multiple companies as generic icatibant for on-demand usage. We are also aware of other companies that are engaged in the clinical development of potential HAE treatments, including Pharvaris GmbH, Intellia Therapeutics, Inc., BioMarin Pharmaceutical Inc., and Ionis Pharmaceuticals, Inc.

Ionis Pharmaceuticals, Inc.’s donidalorsen, an antisense inhibitor of prekallikrein synthesis has also completed Phase 3 development for preventative treatment and has a PDUFA date set for August 21, 2025. Pharvaris is developing two oral treatments, deucrictibant IR (immediate release) and deucrictibant XR (extended release). Deucrictibant is a small molecule inhibitor of B2R. Deucrictibant IR is in Phase 3 development for on-demand treatment. Based on a proof-of-concept Phase 2 trial with deucrictibant IR for preventative treatment, Pharvaris has initiated a Phase 3 trial for deucrictibant XR for preventative treatment.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. In addition, our ability to compete may be affected in many cases by insurers or other third party payors seeking to encourage the use of generic products. Generic products are expected to become available over the coming years, potentially creating pricing pressure. If any other product candidates achieve regulatory approval, we expect that they will be priced at a significant premium over competitive generic products.

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

If we are unable to achieve and maintain third-party payor coverage and adequate levels of reimbursement for EKTERLY (sebetralstat) or any of our other product candidates for which we receive regulatory approval, or any future products we may seek to commercialize, their commercial success may be severely hindered.

For EKTERLY (sebetralstat) and any of our other product candidates that receive regulatory approval and become available by prescription only, our success will depend on the availability of coverage and adequate reimbursement for our product from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. The availability of coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and private third-party payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. If EKTERLY (sebetralstat) or any of our other product candidates that receive regulatory approval fail to demonstrate attractive efficacy and safety profiles to third-party payors, they may not qualify for coverage and reimbursement. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our prescription-only products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. We cannot be sure that coverage and reimbursement will be available for any product candidate that receives regulatory approval, and any reimbursement that may become available may be decreased or eliminated in the future.

In addition, the market for EKTERLY (sebetralstat), and certain of our product candidates, if approved, will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies.

Obtaining and maintaining reimbursement status is time consuming, costly and uncertain, and there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the CMS, an agency within HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, if approved, as there is no body of established practices and precedents for these products.

Although Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs, no uniform policy for coverage and reimbursement for products exists among third party payors in the U.S. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that will require us to provide scientific and clinical support for the use of our products, if approved, to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.

Reimbursement agencies in Europe may be more conservative than CMS. Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates, if approved. Accordingly, in markets outside the U.S., the reimbursement for our product candidates, if approved, may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenues and profits.

Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions in both the U.S. and in international markets. Third-party coverage and reimbursement for sebetralstat and any of our product candidates for which we may receive regulatory approval may not be available or adequate in either the U.S. or international markets, which could harm our business, financial condition, operating results, and prospects.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop and which receive regulatory approval. If we cannot successfully defend against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
decreased demand for any product candidates or products that we may develop;
•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical trial participants or difficulties in recruiting new clinical trial participants;
•
initiation of investigations by regulators;
•
significant costs to defend or settle the related litigation;
•
substantial monetary awards to trial participants or patients;
•
loss of revenue;
•
reduced resources of our management to pursue our business strategy; and
•
the inability to commercialize any products that we may develop.

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

The historical failure rate in clinical drug development of product candidates in our industry is high. Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of its product candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their products. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

We may experience delays in our clinical trials, including our ongoing KONFIDENT-KID and KONFIDENT-S trials of sebetralstat, and we do not know whether future clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the FDA, MHRA, the EMA, or the Japanese Pharmaceuticals and Medical Devices Agency (“JPMDA”) will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•
delay or failure in reaching agreement with the FDA, MHRA, EMA, JPMDA or a comparable foreign regulatory authority on a trial design that we want to execute;
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
•
lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical studies and increased expenses associated with the services of its CROs and other third parties;
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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•
be delayed in obtaining regulatory approval for our product candidates;
•
not obtain regulatory approval at all;
•
obtain approval for indications, patient populations or doses that are not as broad as intended or desired;
•
obtain approval with labeling that includes significant use or distribution restrictions or safety warnings that would reduce the potential market for our products or inhibit our ability to successfully commercialize our products;
•
be subject to additional post-marketing restrictions and/or testing requirements; or
•
have the product removed from the market after obtaining regulatory approval.

Our product development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our preclinical studies or clinical trials will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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
•
feedback from the FDA, MHRA, EMA, JPMDA, or a comparable foreign regulatory authority or IRBs, data safety monitoring boards or results from earlier stage or concurrent preclinical and clinical studies, that might require modifications to the protocol;
•
decisions by the FDA, MHRA, EMA, JPMDA, IRBs, a comparable foreign regulatory authority or us, or recommendations by data safety monitoring boards, to suspend or terminate clinical trials at any time for safety issues or for any other reason; and
•
unacceptable risk-benefit profile or unforeseen safety issues or adverse effects.

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

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. For example, prior to FDA approval on July 3, 2025, on June 13, 2025, the FDA notified us that it would not meet the PDUFA goal date of June 17, 2025 for the regulatory approval of sebetralstat but indicated that it expected to deliver a decision within approximately four weeks. If we do not meet these milestones as publicly announced, or at all, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit the development of some of our product candidates.

We are not permitted to commercialize, market, promote or sell any product candidate in the U.S. without obtaining regulatory approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. If our product candidates are associated with undesirable effects in preclinical or clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Additional or more severe side effects may be identified for all our programs through further clinical studies or after regulatory approval is received. These or other drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition and prospects.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates must be approved by the FDA pursuant to an NDA in the U.S. and by the EMA and similar regulatory authorities outside the U.S. prior to commercialization. We received FDA approval for EKTERLY (sebetralstat) for the treatment of acute attacks of HAE in adult and pediatric patients aged 12 years and older on July 3, 2025. We cannot provide assurance that we will receive regulatory approvals for sebetralstat in other jurisdictions or indications or for our other product candidates.

In order to market any products outside of the U.S., including sebetralstat, we will need to comply with additional onerous but varying regulatory requirements of other countries regarding safety and efficacy on a country-by-country basis. For example, in August 2024, we submitted an MAA for sebetralstat to the European Medicines Agency, which currently is being reviewed by the EMA’s Committee for Medicinal Products for Human Use under the centralized licensing procedure for all 27 Member States of the European Union, as well as the EEA countries Norway, Iceland and Liechtenstein. We also have made MAA submissions to the regulatory authorities in the United Kingdom, Switzerland, Australia, and Singapore via the Access Consortium framework for which we have obtained a four-way sharing agreement by the Medicines and Healthcare product Regulatory Agency, Swissmedic, the Therapeutic Goods Administration and Health Sciences Authority. The Access Consortium is designed to maximize regulatory collaboration across countries and support a timely review process. In January 2025, we announced that we submitted a Japanese New Drug Application for sebetralstat to the JPMDA. Approval of EKTERLY (sebetralstat) by the FDA in the U.S. does not ensure approval by comparable regulatory authorities in other countries or jurisdictions nor does it ensure that we will be able to successfully commercialize EKTERLY (sebetralstat) or any other approved products in the U.S. or in other jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Further, successful commercialization in the U.S. does not guarantee successful commercialization in other jurisdictions.

The process of obtaining regulatory approvals, both in the U.S. and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates and therapeutic indications involved. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. Securing regulatory approval requires the submission of extensive chemistry, manufacturing and preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also usually requires inspection of manufacturing facilities by the regulatory authorities and also audits of the clinical trial sites, data and CROs that have supported KalVista in the clinical development. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept an application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies.

Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

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

Any future regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

An orphan drug designation by the FDA, EMA, MHRA or JPMDA does not increase the likelihood that our product candidates will receive marketing exclusivity.

Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a disease with a prevalence of fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S., there is no reasonable expectation that the cost of developing, and making the drug available in the U.S. for such disease will be recovered from sales of the drug.

Generally, if a product with an orphan drug designation in a particular jurisdiction subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the authority in that jurisdiction from approving another marketing application for the same drug for the same indication during the period of exclusivity. The applicable period is seven years in the U.S., ten years in Europe, and ten years in Japan. Orphan drug exclusivity may be lost if the FDA, EMA, MHRA or JPMDA determines that the request for designation was materially defective, the criteria on which the orphan designation was originally issued no longer apply or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In the E.U. and in Japan, it is necessary to apply for “maintenance” of the orphan drug designation to continue post approval. There is no guarantee that because the product was granted orphan designation during development that this will remain post approval.

The FDA granted orphan drug designation for EKTERLY (sebetralstat) on September 7, 2021. This designation may not effectively protect EKTERLY (sebetralstat) (or other drug products for which we may seek orphan designation) from competition because the designation does not preclude different drugs from being approved for the same condition. Even after an orphan designated drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that it is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

A fast track designation by the FDA may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive regulatory approval.

The FDA granted fast track designation for EKTERLY (sebetralstat) for the treatment of HAE and such designation was approved on July 3, 2025. We may also seek fast track designation for other indications of sebetralstat or for some of our other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure that the FDA would decide to grant it. Even though we have received fast track designation for sebetralstat for the treatment of HAE, or even if we receive fast track designation for other indications or for our other product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs that have received fast track designation have failed to obtain drug approval.

Failure to obtain regulatory approval in international jurisdictions would prevent EKTERLY (sebetralstat) and our other product candidates from being marketed abroad.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even though we received FDA approval for EKTERLY (sebetralstat) for the treatment of acute attacks of HAE in adult and pediatric patients aged 12 years and older on July 3, 2025, in order to market and sell our product candidates in the U.K., E.U., Japan and many other jurisdictions outside of the U.S., we or our third-party collaborators must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We, or our third-party collaborators, may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval in any one jurisdiction does not ensure approval by regulatory authorities in other countries or jurisdictions, and likewise approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in any other countries or jurisdictions including the U.S. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

Any product candidate for which we obtain regulatory approval, including EKTERLY (sebetralstat) will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

EKTERLY (sebetralstat) and our other product candidates, and the activities associated with their development and commercialization, including their testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA, EMA, MHRA, JPMDA, Swiss and other regulatory authorities. In the U.S., these requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authority, requirements regarding the distribution of samples to physicians and recordkeeping.

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
•
suspension or withdrawal of regulatory approvals;
•
refusal to permit the import or export of our products;
•
product seizure; or
•
injunctions or the imposition of civil or criminal penalties.

Non-compliance with U.S., U.K., E.U. and Japanese requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the requirements of the U.S., U.K., E.U. and Japan regarding the protection of personal information can also lead to significant penalties and sanctions.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our product candidates and affect the prices we may obtain.

In the U.S. there has been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell EKTERLY (sebetralstat) and any other product candidates for which we obtain regulatory approval.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent regulatory approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In addition, in the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs, including costs of pharmaceuticals. There has been heightened governmental scrutiny over the manner in which sponsors set prices for their products, which has resulted in several presidential executive orders, Congressional inquiries, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and Medicaid, and reform government program reimbursement methodologies for drug products.

Several healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) are eligible to be selected for negotiation by CMS, with the negotiated price taking effect two years after the selection year. CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. The price cap for each of these products, which cannot exceed a statutory ceiling price, will take effect in 2026. Negotiations for Medicare Part B products will begin in 2026 with the negotiated price taking effect in 2028. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for the Medicare Part B and Part D inflation rebates. In addition, beginning in 2025, the law eliminated the coverage gap under Medicare Part D by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of EKTERLY (sebetralstat) or any future product candidates, if approved.

On May 12, 2025, an Executive Order was issued that, among other things, required HHS, within 30 days, to establish and communicate to drug manufacturers most-favored-nation (“MFN”) price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards MFN pricing is not achieved, the Executive Order requires HHS to propose a rulemaking to implement MFN pricing. It is uncertain what HHS will consider significant progress toward MFN pricing, or when that determination will be made. If HHS issues and finalizes a rule to implement MFN pricing, the rule is likely to mandate reduced prices in the U.S. of drugs, including our drugs, if approved, if they are also sold in comparator countries. Even if we do not market drugs in such countries, we would be indirectly affected if our drugs competed with drugs that were reduced by MFN pricing.

At the state level, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biological product pricing, including restrictions or prohibitions on certain marketing practices, reporting of specified categories of remuneration provided to health care practitioners, and reporting and justification of price increases greater than a specified level. In some cases, states have designed programs to encourage importation from other countries and bulk purchasing For example, the FDA released a final rule in September 2020 providing guidance for states to build and submit plans for importing drugs from Canada, and FDA authorized the first such plan in Florida in January 2024, which has been extended until November 2025. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted proposals that are pending review by the FDA.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for pharmaceuticals and other healthcare products and services, which could result in reduced demand for sebetralstat or any future product candidates, if approved, or additional pricing pressures. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize sebetralstat or any future product candidates, if approved.

Governments outside the U.S. tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly the countries of the U.K., E.U. and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of regulatory approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

As with all companies, we are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing, and distribution arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations and prospects, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, integrity oversight and reporting obligations, or reputational harm.

Disruptions at the FDA, the SEC and other government agencies or comparable regulatory authorities caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, otherwise prevent new products and services from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business. In addition, there is substantial uncertainty regarding new initiatives under the new Administration and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would adversely affect our business.

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

Disruptions at the FDA or other regulatory authorities may slow the time necessary for new drugs to be reviewed and/or approved, which would adversely affect our business. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, if any legislation, executive orders, or lapses in agency funding impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similar consequences would also result in the event of another significant shutdown of the federal government. For example, in 2024, the U.S. government was on the verge of a shutdown and has previously shut down several times, and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we face as we proceed with research and development and potential future commercialization. Some of these efforts have manifested to date as efforts to reduce the size of the federal government, including large-scale reductions in force at FDA. The loss of key personnel at the FDA, including those in leadership positions, is likely to impact operations at the FDA, which could result in, among other things, delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development, longer review times, and delays in obtaining regulatory approvals for our product candidates. For example, even though we received FDA approval for EKTERLY (sebetralstat) for the treatment of acute attacks of HAE in adult and pediatric patients aged 12 years and older on July 3, 2025, on June 13, 2025, the FDA communicated that it would not meet the PDUFA goal date of June 17, 2025 for our sebetralstat NDA. Moreover, the current administration has recently proposed action to freeze or reduce the budget of the National Institutes of Health (“NIH”) as related to its funding for medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. There remains general uncertainty regarding future activities. New executive orders, regulations, policies or guidance could be issued or promulgated that adversely affects us or creates a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance, there could be a material adverse effect on us and our business.

Risks Related to Our Dependence on Third Parties

We contract with third parties for the manufacture of EKTERLY (sebetralstat) and our other product candidates for preclinical and clinical testing and we expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate facilities for the manufacture of EKTERLY (sebetralstat) or our other product candidates, and we do not have any direct manufacturing personnel. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing and commercial supply of EKTERLY (sebetralstat) and we do not have backup sources of supply established for our product or product candidates. We review the manufacturing process for sebetralstat and each of our product candidates and assess the risk to supply and, as appropriate, establish multiple manufacturers and/or establish stock levels to support future activities and do not believe we are currently substantially dependent on any one third party. Despite the drug substance and product risk management, this reliance on third parties presents a risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts by us or our collaborators.

Any performance failure on the part of our existing or future manufacturers of drug substance or drug products could delay clinical development or regulatory approval. If current suppliers cannot supply us with our clinical trial or commercial requirements as agreed, we may be required to identify alternative manufacturers, which would lead us to incur added costs and delays in identifying and qualifying any such replacement.

Even if we choose to self-manufacture, the formulation used in early studies frequently is not a final formulation for commercialization. Additional changes may be required by the FDA or other regulatory authorities on specifications and storage conditions. These may require additional studies and may delay our clinical trials, including our ongoing KONFIDENT-KID and KONFIDENT-S trials.

We expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of EKTERLY (sebetralstat) and any other product candidates for which our collaborators or we obtain regulatory approval.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or regulatory approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third party manufacturers, reliance on third party manufacturers entails additional risks, including:

•
reliance on the third party for regulatory compliance and quality assurance;
•
the possible breach of the manufacturing agreement by the third party;
•
the possible misappropriation of our proprietary information, including trade secrets and know-how; and
•
the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third party manufacturers may not be able to comply with cGMP, regulations or similar regulatory requirements outside the U.S. If the FDA determines that our third-party manufacturers are not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may not approve an NDA until the deficiencies are corrected or we replace the manufacturer in our application with a manufacturer that is in compliance. Moreover, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, approved products and the facilities at which they are manufactured are required to maintain ongoing compliance with extensive FDA requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, our third-party manufacturers are subject to continual review and periodic inspections to assess compliance with cGMPs. Furthermore, although we do not have day-to-day control over the operations of our third-party manufacturers, we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs.

In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, there have been legislative proposals that target U.S. government contracts, grants and loans for entities that use equipment and services from certain named Chinese biotechnology companies, and would authorize the U.S. government to name additional Chinese biotechnology companies of concern. If these bills become law, or similar laws are passed, they would have the potential to severely restrict our ability to work with Chinese biotechnology manufacturing companies without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We cannot predict what actions may ultimately be taken with respect to trade relations between the U.S. and China or other countries, what products and services may be subject to such actions or what actions may be taken by China or the other countries in retaliation.

If we are required to change third-party manufacturers for any reason, we will be required to verify that the new third party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate or product according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of any new third party manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Our current and anticipated future dependence upon others for the manufacture of EKTERLY (sebetralstat) and our other product candidates or products may adversely affect our future profit margins and our ability to commercialize EKTERLY (sebetralstat) and any other products that receive regulatory approval on a timely and competitive basis.

We may not successfully engage in strategic transactions, including any additional collaborations we seek, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expenses and present significant distractions to our management. The terms of any collaborations may also have impacts on other aspects of our business.

From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies that we believe will complement or augment our existing business. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or a collaborator terminates the collaboration. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future strategic partners. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the U.S., the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. Moreover, even if we acquire assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such assets due to an inability to successfully integrate them with our existing technologies and we may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic acquisition that delay or prevent us from realizing their expected benefits or enhancing our business.

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

We have entered, and may in the future seek to enter, into collaborations with third parties for the development and commercialization of sebetralstat or our other product candidates. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of sebetralstat or our other product candidates that obtain regulatory approval.

In April 2025, we entered into the Kaken Agreement, pursuant to which we have licensed commercialization rights of sebetralstat in Japan, and we may enter into similar agreements in the future for additional geographies. In these and any future collaboration agreements, we expect to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of sebetralstat or any other product candidates. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We may not realize the full potential value of the Kaken Agreement or any future agreement.

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

Our collaboration with Kaken and any future collaborations we may enter into may involve the following risks:

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

We do not have the ability to independently conduct all aspects of our clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials of sebetralstat, including our ongoing KONFIDENT-KID and KONFIDENT-S clinical trials of sebetralstat in patients with HAE, and any future product candidates, as well as potentially preclinical studies of future product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. For example, we expect CROs, independent clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these investigators, CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the investigators, CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs and other third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or other regulators may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or other regulators will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product manufactured under cGMP regulations. Our failure or the failure of third parties on whom we rely to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the regulatory approval process.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other pharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approval for EKTERLY (sebetralstat) and any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S., the E.U., and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel technologies and product candidates, including EKTERLY (sebetralstat). This patent portfolio includes issued patents and pending patent applications covering compositions of matter and methods of use.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. For example, India and China do not allow patents for methods of treating the human body. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. If a third party has also filed a U.S. patent application prior to the effective date of the relevant provisions of the America Invents Act (i.e. before March 16, 2013) covering our products and product candidates, including EKTERLY (sebetralstat), or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the USPTO to determine priority of invention in the U.S. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the E.U., the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Moreover, we may be subject to a third party preissuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize EKTERLY (sebetralstat) and other current or future product candidates.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell EKTERLY (sebetralstat) and our other product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our products or product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology, EKTERLY (sebetralstat) and other product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We seek to protect our confidential proprietary information, in part, by entering into confidentiality and invention or patent assignment agreements with our employees and consultants, however, we cannot be certain that such agreements have been entered into with all relevant parties. Moreover, to the extent we enter into such agreements, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate them, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Employee Matters, Facilities, Managing Growth and Macroeconomic Conditions

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical and business development expertise of the principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of our management team, other key employees and other scientific and medical advisors, and our inability to find suitable replacements, could result in a failure to successfully commercialize EKTERLY (sebetralstat), delays in product development and harm our business.

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

We expect to continue to increase the size of our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We have grown from 150 employees as of April 30, 2024 to 270 employees as of April 30, 2025, and anticipate continuing to add headcount as we further develop our general and administrative capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics and pandemics, and other natural or man-made disasters or business interruptions, for which we may not have insurance coverage. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process EKTERLY (sebetralstat) and our other product candidates. Our ability to obtain supplies of EKTERLY (sebetralstat) and our other product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our operations and financial condition could suffer in the event of a natural or man-made disaster near our headquarters in Cambridge, Massachusetts or our office space in Framingham, Massachusetts and research facilities in Cambridge, Massachusetts; Porton Down, United Kingdom; Salt Lake City, Utah; Zug, Switzerland; Tokyo, Japan; and Dublin, Ireland.

Actual or perceived failure to comply with privacy and data security laws, regulations and standards may cause our business to be materially adversely affected.

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

The myriad international and U.S. privacy and data breach laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. For instance, companies that violate the European Union’s General Data Protection Regulation, including as implemented in the United Kingdom (collectively, the “GDPR”), can face fines of up to the greater of 20 million Euros under the E.U. GDPR / 17.5 million pounds under the U.K. GDPR, or 4% of their worldwide annual revenue, whichever is higher. In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. If there is no lawful manner for us to transfer personal data from the E.U., the U.K., or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as the E.U. and/or U.K.) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.

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

Our internal computer systems and those of our CROs, third-party manufacturers, collaborators and other third parties on whom we rely are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Furthermore, we have little or no control over the security measures and computer systems of our third party collaborators. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us or our CROs or other contractors or consultants we may utilize to mitigate network security problems, bugs, viruses, worms, cyberattacks, phishing attempts, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. For example, the loss of research data could delay development of our product candidates and the loss of clinical trial data from completed or ongoing or planned clinical trials, including our ongoing KONFIDENT-KID and KONFIDENT-S trials, could result in delays in our regulatory approval efforts and we may incur substantial costs to attempt to recover or reproduce the data. If any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and/or the further development of our product candidates could be delayed or impaired.

In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including HIPAA, as amended by HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, reputation, results of operations, financial condition and prospects. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. The GDPR and other data protection, privacy and similar national, state/provincial and local laws may restrict the access, use, storage, disclosure and other processing activities concerning patient health information abroad. Compliance efforts will likely be an increasing and substantial cost in the future.

In July 2023, the SEC adopted cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks and processes for assessing, identifying and managing cybersecurity risks) in annual reports on Form 10-K. These cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents by Form 8-K, within four business days of determining an incident is material.

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
•
changes or developments in laws or regulations applicable to EKTERLY (sebetralstat) or any of our other product candidates;
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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act, and regulations regarding corporate governance practices. The listing requirements of The Nasdaq Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel have devoted, and will continue to need to devote, a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the related rules of the SEC which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. Effective April 27, 2020, the SEC adopted amendments to the “accelerated filer” and “large accelerated filer” definitions in Rule 12b-2 under the Securities and Exchange Act of 1934. The amendments exclude from the “accelerated filer” and “large accelerated filer” definitions an issuer that is eligible to be a smaller reporting company and that had annual revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available. We determined that our Company does not meet the accelerated or large accelerated filer definitions as of April 30, 2025. For so long as we remain a smaller reporting company and a non-accelerated filer, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies, including, but not limited to, not being required as a non-accelerated filer to comply with the auditor attestation requirements of Section 404(b). An independent assessment by our independent registered public accounting firm of the effectiveness of internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

Shareholder Activism Could Cause Material Disruption to Our Business.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as actions related to environment, social and governance matters, financial restructuring, increased borrowing, dividends, share repurchases or even sales of assets or the entire company. Responding to proxy contests and other actions by such activist investors or others in the future could be costly and time-consuming, disrupt our operations and divert the attention of our board of directors and senior management from the pursuit of our business strategies, which could adversely affect our results of operations and financial condition.

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

Under the Tax Cuts and Jobs Act of 2017, (“TCJA”), net operating loss carryforwards (“NOLs”) generated in taxable years beginning before January 1, 2018 may be carried forward up to twenty taxable years, and NOLs generated in taxable years beginning after December 31, 2017 will not expire, but will only be available to offset up to 80% of our taxable income in the taxable year (before taking into certain deductions). In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs, to offset future taxable income. We have experienced ownership changes in the past that substantially limited our use of the NOLs available to us for U.S. federal income tax purposes and as a result we currently expect that approximately $76.7 million of our NOLs will go unutilized. If we undergo additional ownership changes (some of which changes may be outside our control), our ability to utilize our NOLs could be further limited by Section 382 of the Code. Our NOLs may also be impaired under state law and there may be periods in which certain states suspend our ability to use our NOLs. Accordingly, we may not be able to utilize a material portion of our NOLs against future taxable income. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs.

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

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the TCJA made broad and complex changes to the Code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of NOL carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a more territorial system. Under the TCJA, research expenditures incurred by us in taxable years beginning after January 1, 2022 currently are subject to capitalization and amortization over five years in the case of domestic research and fifteen years in the case of foreign research. Future guidance from the IRS with respect to the Tax Act may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. The IRA, enacted on August 16, 2022, further amended the U.S. tax code, imposing a 15% minimum tax on “adjusted financial statement income” of certain corporations as well as an 1% excise tax on the repurchase or redemption of stock by certain publicly held corporations, beginning in 2023. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the IRA or any newly enacted federal tax legislation.

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

Governance:

The Vice President of IT is responsible for implementing and maintaining the information security program. The Vice President of IT role is currently held by an individual who has over 20 years of experience in enterprise-level IT operations and management, cybersecurity operations and management and IT/Cyber architecture and strategy. The Vice President of IT reports to our CFO, who together are responsible for coordinating information security risk assessments and overseeing periodic testing of our cybersecurity controls. Our CFO meets with the Audit Committee of our board of directors periodically for the audit committee to provide guidance on the prioritization of risk remediation and ongoing implementation of cybersecurity improvements across our organization.

The Vice President of IT engages with our managed service providers to proactively address emerging threats based on industry reports and respond to any threats and incidents. Our managed service providers also provide continuous support and coverage of our environment. We utilize threat intelligence services from multiple organizations, allowing us to proactively respond to emerging cybersecurity threats.

Our board of directors considers cybersecurity risk part of its risk oversight function and has delegated to the Audit Committee of our board of directors’ oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program. The relevant members of management regularly update the Audit Committee with respect to cybersecurity risk, also on an ad-hoc basis as necessary, regarding any material cybersecurity incidents and any incidents with lesser impact potential. The Audit Committee periodically reports to the full board of directors regarding its activities, including those related to cybersecurity.

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

Item 2. Properties.

Details of our principal properties as of April 30, 2025, are provided below:

Location	Function	Square footage	Owned or Leased	Initial Lease Term End Date	Lease Extension Options
Cambridge, MA	Corporate Headquarters	8,300	Leased	2028	None
Framingham, MA	Office Space	32,110	Leased	2035	None
Salt Lake City, Utah	Office Space	6,200	Leased	2032	None
Cambridge, MA	Laboratory facility	500	Leased	2028	Option to renew annually
Porton Down, UK	Laboratory and office space facility	13,400	Leased	2028	None
Dublin, Ireland	Office Space	1,100	Leased	2028	None
Tokyo, Japan	Office Space	237	Leased	2026	None
Zug, Switzerland	Office Space	7,200	Leased	2025	Option to renew annually
Berlin, Germany	Office Space	215	Leased	2026	None

The Company believes that our current and future facilities will be adequate for the foreseeable future. Refer to Note 10, Leases, in the Notes to the Consolidated Financial Statements for further details on the Company's leases.

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

Holders

As of June 18, 2025, there were 17 holders of record of our common stock. The actual number of holders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management, reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ materially from those discussed or implied in these forward-looking statements due to a number of factors, including, but not limited to, those set forth in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should review the risk factors for a more complete understanding of the risks associated with an investment in our securities. For further information regarding forward-looking statements, please refer to the “Special Note Regarding Forward-Looking Statements” at the beginning of Part I of this Annual Report on Form 10-K. Our fiscal year end is April 30, and references throughout this Annual Report to a given fiscal year are to the twelve months ended on that date.

Management Overview

We are a global biopharmaceutical company dedicated to developing and delivering life-changing oral therapies for individuals affected by rare diseases with significant unmet needs. On July 3, 2025, the FDA approved our NDA for EKTERLY (sebetralstat), a novel, orally delivered, small molecule plasma kallikrein inhibitor, for the treatment of acute attacks of hereditary angioedema (“HAE”) in adult and pediatric patients aged 12 years and older. EKTERLY (sebetralstat) is the first and only oral, on-demand therapy for HAE.

The efficacy and safety of EKTERLY was established by the results from the phase 3 KONFIDENT clinical trial, published in the New England Journal of Medicine in May 2024. The clinical trial met all primary and key secondary endpoints and demonstrated a favorable safety profile. HAE attacks treated with 600 mg of sebetralstat achieved the primary endpoint of beginning of symptom relief significantly faster than placebo (p=0.0013 ) with a median time to beginning of symptom relief of 1.79 hours (CI 1.33, 2.27) as compared to 6.72 hours with placebo (CI 2.33, >12). Consistent with previous studies, sebetralstat was well-tolerated, with a safety profile similar to placebo. There were no patient withdrawals due to any adverse event and no treatment-related serious adverse events (SAEs) were observed. Treatment-related adverse event rates were 2.2% for 600 mg EKTERLY (sebetralstat) as compared to 4.8% for placebo. Primary and key secondary endpoints were analyzed in a fixed, hierarchical sequence and adjusted for multiplicity. Key secondary endpoints showed:

•
Attacks treated with 600mg of EKTERLY (sebetralstat) achieved a significantly faster time to a reduction in attack severity from baseline, compared to placebo (p=0.0032); and
•
Attacks treated with 600mg EKTERLY (sebetralstat) demonstrated a significantly faster time to complete attack resolution as compared to placebo (p<0.0001).

Prior to the approval of EKTERLY (sebetralstat), all on-demand treatment options approved in the U.S. for HAE required intravenous or subcutaneous administration, which carries a significant treatment burden. Even with the use of long-term prophylaxis as a preventative therapy, most people living with HAE continue to have unpredictable attacks and require ready access to on-demand medication. We believe that EKTERLY (sebetralstat) has the potential to fundamentally shift the manner in which HAE is managed, based upon extensive and continuing research conducted with patients, physicians and payers.

Key Updates

In August 2024, the EMA validated the submission of our MAA for sebetralstat. This application is currently being reviewed by the EMA’s Committee for Medicinal Products for Human Use under the centralized licensing procedure for all 27 Member States of the European Union, as well as the EEA countries Norway, Iceland and Liechtenstein. In September 2024, we announced MAA submissions to the regulatory authorities in the United Kingdom, Switzerland, Australia, and Singapore via the Access Consortium framework for which we have obtained a four-way sharing agreement by the Medicines and Healthcare product Regulatory Agency, Swissmedic, the Therapeutic Goods Administration and Health Sciences Authority. The Access Consortium is designed to maximize regulatory collaboration across countries and support a timely review process. In January 2025, we announced that Japan’s MHLW had granted sebetralstat orphan drug designation, and we also submitted an NDA for sebetralstat to that agency. To enable the broadest possible global availability of sebetralstat, if approved, we intend to engage commercial partners in certain international markets.

Sebetralstat has received fast track and orphan drug designations from the FDA, orphan drug Designation from Japan’s MHLW, as well as orphan drug designation and an approved Pediatric Investigational Plan from the EMA. In November 2023, sebetralstat was granted orphan drug status in Switzerland. In February 2024, the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”) awarded the Innovation Passport for sebetralstat.

In November 2024, we, as guarantor, and KalVista Pharmaceuticals Limited, our wholly owned subsidiary (the “Subsidiary), entered into a Purchase and Sale Agreement the (“PSA”) with DRI Healthcare Acquisitions LP (the “Purchaser”), an affiliate of DRI Healthcare Trust, pursuant to which the Subsidiary sold to the Purchaser the right to receive payments from the Subsidiary at a tiered percentage of future worldwide net sales of sebetralstat. Under the terms of the PSA, the Subsidiary received an upfront payment of $100.0 million in exchange for tiered payments on worldwide net sales of sebetralstat, as follows: 5.00% on annual net sales up to and including $500.0 million; 1.10% on annual net sales above $500.0 million and up to and including $750.0 million; and 0.25% on annual net sales above $750.0 million. The Subsidiary is entitled to a potential one-time sales-based milestone payment of $50.0 million if annual global net sales of sebetralstat meet or exceed $550.0 million in any calendar year before January 1, 2031. If sebetralstat is approved prior to October 1, 2025, the Subsidiary has the option to receive a one-time payment of $22.0 million. On July 7, 2025, KalVista Pharmaceuticals Limited, our wholly owned subsidiary, notified DRI it elected to receive the additional payment of $22.0 million in cash following the July 3, 2025 FDA approval of EKTERLY (sebetralstat). If the Subsidiary chooses to receive this optional payment, the royalty rate on net sales up to and including $500 million will increase from 5.00% to 6.00%, and the sales-based milestone amount will increase from $50.0 million to $57.0 million.

In April 2025, KalVista Pharmaceuticals Limited licensed commercialization rights in Japan to Kaken Pharmaceutical, Co., Ltd. for sebetralstat. We received an upfront payment of $11.0 million on June 20, 2025, with an additional payment of up to $11.0 million upon achievement of a regulatory milestone anticipated in early 2026. Beyond these payments, we are eligible for commercial milestone payments, plus royalties based on the Japan National Health Insurance (NHI) price, with the royalty rate as a percentage of sales approximately in the mid-twenties.

Change in fiscal year

On March 13, 2025, the Board approved a change to our fiscal year end from April 30 to December 31. The change in fiscal year is effective for the Company's 2026 fiscal year.

Financial Overview

Revenue

We have not generated any revenue from the sale of products, as we had not yet received approval for commercialization of EKTERLY (sebetralstat) as of April 30, 2025. On July 3, 2025, the FDA approved our NDA for the use of EKTERLY (sebetralstat), a novel, orally delivered, small molecule plasma kallikrein inhibitor, for the treatment of acute attacks of HAE in adult and pediatric patients aged 12 years and older. We do not expect to generate other product revenue unless and until we obtain regulatory approval for, and commercialize, one of our other current or future product candidates.

Research and Development Expenses

Research and development expenses primarily consist of costs associated with our research activities, including the cost to manufacture the commercial drug supply of EKTERLY (sebetralstat) prior to any FDA approval and preclinical and clinical development of product candidates. We contract with clinical research organizations to manage our clinical trials under agreed upon budgets for each study, with oversight by our clinical program managers. All research and development costs are expensed as incurred.

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

We expect to continue to spend a significant amount of our resources on research and development activities for the foreseeable future as we continue to conduct clinical development and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving regulatory approval for any of our product candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and equity-based compensation expenses for personnel, costs of establishing a commercial organization to sell, market and distribute our product candidates and costs in executive, finance, legal, medical affairs, information technology, human resources, investor relations, and commercial functions. Other significant general and administrative expenses include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting, consulting services, and corporate expenses. We expect general and administrative expense to increase as we continue to invest in building the infrastructure to support the commercialization of EKTERLY (sebetralstat).

Other Income

Other income consists of interest income earned on bank interest and marketable securities, interest expense from the royalty liability, change in fair value of the derivative liability, research and development tax credits from the United Kingdom government’s tax incentive programs, realized gains and losses from marketable securities and realized and unrealized exchange rate gains and losses on cash held in foreign currencies and transactions settled in foreign currencies.

Income Taxes

We historically have incurred net losses and have had no corporation tax liabilities. We file U.S. Federal tax returns, as well as certain state returns. We also file returns in the United Kingdom. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. For tax purposes, we capitalize and subsequently amortize all allowable R&D expenditures over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. As a result of the November 2024 PSA and the Kaken Agreement executed in April 2025, the $100.0 million up-front payment and the $11.0 million up-front payment, respectively, were treated as income for tax purposes in the UK under the Research and Development Expenditure Credit scheme. After applying the estimated net operating loss carryforwards and research and development tax credits, we recorded income tax expense of $3.4 million for the year ended April 30, 2025.

Critical Accounting Estimates

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

Liability Related to the Deferred Royalty Obligation

In November 2024, we entered into a royalty financing with DRI to monetize a portion of our future EKTERLY (sebetralstat) royalties in exchange for an upfront payment of $100.0 million. We accounted for the deferred royalty financing arrangement as debt due to it being probable at the time of entering into the arrangement that we would have commercial sales of EKTERLY and our continuing involvement in the future sales of EKTERLY. Under our agreement with DRI, we calculated the liability related to the sale of future royalties, effective interest rate and the related interest expense using our current estimate of anticipated future royalty payments under the arrangement, which we reassess quarterly based on the current net sales forecasts utilizing the prospective method. The amount that DRI will receive under the agreement is based on sales of EKTERLY (sebetralstat), a product candidate that was not commercialized as of year end. As such, the repayment amounts that we estimate related to projections of future sebetralstat revenues contain subjective estimation, which we believe could lead to changes in estimates in the future. If there is a material change in our estimate, we will prospectively adjust the timing and amount of payments due, effective interest rate and the related interest expense.

Under the PSA, the Subsidiary has the option (the “Buy-Back Option”) to repurchase future Revenue Participation Rights at any time until December 31, 2026 either (i) in the event of a change of control of the Subsidiary or (ii) in the event that confirmation that payment of the Revenue Participation Rights will not receive certain tax treatment has not been obtained. Additionally, the Purchaser has an option (the “Put Option”) to require the Subsidiary to repurchase future Revenue Participation Rights in the event of a change of control of the Subsidiary exercisable until December 31, 2026. The Buy-Back and Put Options are considered embedded derivatives requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability using a “with-and-without” method. The with-and-without methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative is the fair value of the derivative liability. The initial fair value allocated to the derivative liability was recorded against the deferred royalty obligation as a debt discount, which is being amortized in interest expense on the consolidated statement of operations over the expected term using the effective interest method. The embedded derivative is subsequently remeasured at fair value each reporting period.

There are numerous factors, most of which are not within our control, that could materially impact the amount and timing of future royalty payments and could result in changes to our estimate of future royalty payments to DRI. Such factors include, but are not limited to, the expected commercial sales of EKTERLY (sebetralstat), upon FDA approval, competing products or other significant events. These factors and other events or circumstances could result in reduced royalty payments from expected sales of EKTERLY (sebetralstat), which would result in a reduction of our royalty revenue and interest expense over the life of the agreement. Conversely, if sales of EKTERLY (sebetralstat) are more than amounts we estimated, the royalty revenue payments and non-cash interest expense we record would be greater over the life of the arrangement.

Results of Operations

This section of this Annual Report on Form 10-K generally discusses fiscal years 2025 and 2024 items and year-to-year comparisons between fiscal years 2025 and 2024. Discussions of fiscal year 2024 items and year-to-year comparisons between fiscal years 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, which was filed with the SEC on July 11, 2024.

Year Ended April 30, 2025 Compared to Year Ended April 30, 2024

The following table sets forth the key components of our results of operations for the years ended April 30, 2025 and 2024:

	Years Ended
	April 30,		Increase
	2025	2024	(Decrease)
	(in thousands)
Operating Expenses
Research and development expenses	71,709	86,167	(14,458)
General and administrative expenses	116,286	54,278	62,008
Other income
Interest, exchange rate gain and other income	7,943	13,801	(5,858)

Revenue. No revenue was recognized in the years ended April 30, 2025 or 2024.

Research and Development Expenses. Research and development expenses were $71.7 million in the year ended April 30, 2025 compared to $86.2 million in the prior year. The decrease of $14.5 million was primarily due to decreases in R&D spending on sebetralstat and KVD824 of $7.7 million, as the Company's focus shifted to building out the commercialization of sebetralstat pending FDA approval. In addition, the decrease was further driven by a decline in personnel costs of $2.7 million and preclinical and other activities of $3.9 million. The impact of exchange rates on research and development expenses was an increase of approximately $0.9 million compared to the prior year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows:

	Years Ended
	April 30,		Increase
	2025	2024	(Decrease)
	(in thousands)
Program-specific costs
Sebetralstat	$29,211	$36,544	(7,333)	-20%
KVD824	—	411	(411)	-100%
Unallocated costs
Personnel	29,481	32,229	(2,748)	-9%
Other R&D	13,017	16,983	(3,966)	-23%
Total	$71,709	$86,167	$(14,458)	-17%

We anticipate that these expenses will remain at or slightly below current levels as both the KONFIDENT-S and KONFIDENT-KID trials are ongoing.

Personnel expenses will remain at or slightly below current levels as we prioritize commercial launch efforts.

Other R&D costs decreased primarily due to decreased spending on preclinical activities and a transition to recognizing expense associated with sebetralstat pre-commercial awareness to General & Administrative Expenses, as the nature of the expense no longer represented research activities. We anticipate Other R&D costs to remain at current levels as we continue development of the oral Factor XIIa inhibitor program and other preclinical activities.

General and Administrative Expenses. General and administrative expenses were $116.3 million in the year ended April 30, 2025 compared to $54.3 million in the prior fiscal year. The increase of $62.0 million was primarily due to increases of $25.5 million in employee-related expenses primarily from the build out of the commercial and sales organization, $19.2 million in commercial expenses, $8.5 million in EKTERLY (sebetralstat) medical awareness expenses, $3.9 million in professional fees and $4.8 million in other administrative expenses. We anticipate that expenses will increase as we continue to support the commercial launch of EKTERLY.

Other Income. Other income was $7.9 million for the year ended April 30, 2025 compared to $13.8 million in the prior fiscal year. The decrease of $5.8 million was primarily due to a decrease of $3.3 million in income from research and development tax credit as a result of less qualified R&D spending, a $5.8 million increase in interest expense from the Deferred Royalty Obligation and a $1.7 million expense recorded on the change in fair value of the derivative liability. This decrease was partially offset by an increase of $2.5 million in interest income attributable to high average cash and investment balances, and foreign currency exchange rate gains of $2.3 million from transactions denominated in foreign currencies in our foreign subsidiaries and other increases.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales and have incurred losses and cash outflows from operating activities for the years ended April 30, 2025 and 2024. As of April 30, 2025, we had an accumulated deficit of $653.2 million and cash, cash equivalents and marketable securities totaling $220.6 million. We have funded operations primarily through a combination of equity financings, collaborations, strategic partnerships, royalty financings, and licensing arrangements. Our working capital, primarily cash and marketable securities, is anticipated to be sufficient to fund our operations for at least the next twelve months from the date these consolidated financial statements are issued. The Company anticipates cash flows from the sale of EKTERLY.

Sources of Liquidity

In February 2024, we entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated, and Cantor Fitzgerald & Co., as the representatives of several underwriters to sell an aggregate of 7,016,312 shares of our common stock at a price of $15.25 per share and pre-funded warrants to purchase up to 3,483,688 shares of our common stock at a price of $15.249 per pre-funded warrant (the “February 2024 Offering”). The net proceeds from the February 2024 Offering, after deducting expenses, were approximately $150.1 million. As of April 30, 2025, no pre-funded warrants from the February 2024 Offering have been exercised.

In July 2024, we filed the Registration Statement (as defined below) pursuant to which we may offer and sell securities having an aggregate public offering price of up to $300 million.

In November 2024, we entered into an underwriting agreement with Jefferies LLC, BofA Securities, Inc., TD Securities (USA) LLC and Stifel Nicolaus & Company, Incorporated, as the representatives of several underwriters to sell an aggregate of 5,500,000 shares of our common stock at an offering price of $10.00 per share (the “November 2024 Offering”) pursuant to the Registration Statement. The net proceeds from the November 2024 Offering, after deducting expenses, were approximately $51.3 million.

Also in November 2024, we entered into a securities purchase agreement with DRI Healthcare Acquisitions LP to sell an aggregate of 500,000 shares of our common stock at a price of $10.00 per share in a private placement. The net proceeds from the private placement, after deducting placement agent fees and other expenses, were approximately $4.7 million.

Finally, in November 2024 we entered into a royalty purchase agreement with DRI Healthcare Acquisitions LP, an affiliate of DRI Healthcare Trust Royalty Pharma to monetize a portion of our future sebetralstat worldwide net sales. Under the terms of the agreement, we received an upfront payment of $100.0 million in exchange for tiered royalty payments on worldwide net sales of sebetralstat, which is recorded as the Royalty Liability on our Consolidated Balance Sheet.

In April 2025, the Company entered into the Kaken Agreement with Kaken pursuant to which the Company has licensed exclusive commercialization rights in Japan to Kaken for the Licensed Product in exchange for a non-refundable upfront payment of $11.0 million, potential regulatory and sales milestone payments totaling approximately $13.0 million and effective royalty payments in the mid-twenties that shall be payable for each unit of revenue of Licensed Product that the Company supplies, which reflect a percentage of the Japanese National Health Insurance price of the Licensed Product. On June 20, 2025, we received the upfront payment of $11.0 million.

Cash Flows

The following table shows a summary of the net cash flow activity for the years ended April 30, 2025 and 2024:

	Years Ended
	April 30,
	2025	2024
	(in thousands)
Cash flows used in operating activities	$(152,907)	$(89,231)
Cash flows (used in) provided by investing activities	91,024	(84,719)
Cash flows provided by financing activities	159,727	150,714
Effect of exchange rate changes on cash	2,639	(1,213)
Net (decrease) increase in cash and cash equivalents	$100,483	$(24,449)

Net cash used in operating activities

Net cash used in operating activities was $152.9 million for the year ended April 30, 2025 and primarily consisted of a net loss of $183.4 million adjusted for stock-based compensation of $12.3 million, an increase of deferred revenue related to the upfront payment of $11.0 million from Kaken, a decrease in the research and development tax credit receivable of $7.3 million, and other changes in net working capital. The research and development tax credit receivable decreased due to the lower tax credit rate which occurred in April 2024 and decreased qualified R&D spending. Net cash used in operating activities was $89.2 million for the year ended April 30, 2024 and primarily consisted of a net loss of $126.6 million adjusted for stock-based compensation of $21.9 million, a decrease in the research and development tax credit receivable of $8.2 million, and other changes in net working capital.

Net cash (used in) provided by investing activities

Net cash provided by investing activities was $91.0 million for the year ended April 30, 2025 and primarily consisted of sales and maturities of marketable securities of $122.5 million offset by purchases of marketable securities of $30.5 million. Net cash used in investing activities was $84.7 million for the year ended April 30, 2024 and primarily consisted of purchases of marketable securities of $189.2 and spend on website development costs of $0.4 million offset by sales and maturities of marketable securities of $105.0 million.

Net cash provided by financing activities

Net cash provided by financing activities was $156.9 million for the year ended April 30, 2025 and consisted of $95.2 million in net proceeds from the Royalty Agreement, $55.9 million from the issuance of common stock and $5.7 million from the issuance of common stock from equity incentive plans. Net cash provided by financing activities was $150.7 million for the year ended April 30, 2024 and primarily consisted of the $150.1 million in net proceeds from the February 2024 Underwritten Offering of common stock and pre-funded warrants.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed are listed in Item 15 of this Annual Report on Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act of 1934, our management, under the supervision and with the participation of our Chief Executive Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2025 our Chief Executive Officer has concluded that, as of April 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of April 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of April 30, 2025, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Effective April 27, 2020, the SEC adopted amendments to the “accelerated filer” and “large accelerated filer” definitions in Rule 12b-2 under the Exchange Act. The amendments exclude from the accelerated and large accelerated filer definitions an issuer that is eligible to be a smaller reporting company and that had annual revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available. We determined that our Company does not meet the accelerated or large accelerated filer definitions as of April 30, 2025. For as long as we remain a non-accelerated filer, we intend to take advantage of the exemption permitting us not to comply with the requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 that our independent registered public accounting firm provide an attestation on the management’s assessment of the effectiveness of our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements and Policies

During the three months ended April 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading agreement; or a “non-Rule 10b5-1 trading agreement’ as each term is defined in Item 408(a) of Regulation S-K.

ATM

On July 10, 2025, we entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100,000,000 (the “ATM Shares”), through TD Cowen as sales agent for the ATM. The ATM Shares offered and sold under the ATM will be issued pursuant to our Registration Statement on Form S-3 filed with the U.S. Securities and Exchange Commission on July 11, 2024 (the “Registration Statement”), the prospectus supplement relating to the ATM filed on July 10, 2025, and any applicable additional prospectus supplement related to the ATM that forms a part of the Registration Statement.

Pursuant to the Sales Agreement, TD Cowen may sell the ATM Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. TD Cowen will use its commercially reasonable efforts to place the ATM Shares from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). The Sales Agreement provides that TD Cowen will be entitled to compensation of up to 3.0% of the gross proceeds of the ATM Shares sold through TD Cowen. We will also reimburse TD Cowen for certain expenses incurred in connection with the Sales Agreement, and also have provided TD Cowen with customary indemnification rights. We have no obligation to sell any of the ATM Shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The ATM will terminate upon the earlier of (i) the sale of the Maximum Amount (as defined in the Sales Agreement) or (ii) the termination of the Sales Agreement according to its terms by either us or TD Cowen. The Sales Agreement contains representations for the benefit of us and TD Cowen and other terms customary for similar agreements.

We currently intend to use the net proceeds from the ATM for general corporate purposes and working capital, including the commercialization of EKTERLY (sebetralstat).

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 10.24 to this Annual Report on Form 10-K and is incorporated herein by reference.

This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 9C. Disclosure Regarding Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is set forth in our 2025 Proxy Statement to be filed with the SEC within 120 days of April 30, 2025, and is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item 11 is set forth in our 2025 Proxy Statement to be filed with the SEC within 120 days of April 30, 2025, and is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is set forth in our 2025 Proxy Statement to be filed with the SEC within 120 days of April 30, 2025, and is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is set forth in our 2025 Proxy Statement to be filed with the SEC within 120 days of April 30, 2025, and is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is set forth in our 2025 Proxy Statement to be filed with the SEC within 120 days of April 30, 2025, and is incorporated by reference into this Annual Report on Form 10-K.

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
(b)
Exhibits.

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-36830	3.1	December 7, 2023
3.2	Amended and Restated Bylaws.	8-K	001-36830	3.1	June 14, 2023
4.1	Form of Common Stock Certificate.	S-1/A	333-201278	4.2	January 23, 2015
4.2	Description of Registrant’s Securities.					X
4.3	Form of Pre-Funded Warrant (February 2024 Offering).	10-Q	001-36830	4.1	March 11, 2024
5.1	Opinion of Fenwick & West LLP.					X
10.1#	Form of Indemnification Agreement.	S-1	333-201278	10.14	December 29, 2014
10.2#	Carbylan 2015 Incentive Plan and forms of award agreements.	S-1/A	333-201278	10.3	January 23, 2015
10.3#	2017 Equity Incentive Plan.	DEF 14A	001-36830	Appendix A	March 2, 2017
10.4#	2017 Employee Stock Purchase Plan.	DEF 14A	001-36830	Appendix B	March 2, 2017
10.5#	Forms of Equity Agreements under the 2017 Equity Incentive Plan.	8-K	001-36830	99.1	June 29, 2018
10.6	Office Lease Agreement by and between the Registrant and 55 Cambridge Parkway, LLC, dated May 30, 2017.	10-K	001-36830	10.12	July 27, 2017
10.7	Office Lease Agreement by and between the Registrant and OC 990 Corporate Center Associates, LLC dated July 22, 2024.	10-Q	001-36830	10.1	September 5, 2024
10.8	Underlease by and between the Registrant and Wiltshire Council, dated April 30, 2018.	8-K	001-36830	10.1	May 2, 2018
10.9#	Enrollment/Change Form under the 2017 Employee Stock Purchase Plan.	S-8	333-237059	99.4	March 10, 2020
10.10#	Service Agreement dated November 1, 2015, by and between KalVista. Pharmaceuticals Ltd and Dr. Christopher M. Yea.	10-K	001-36830	10.15	July 30, 2018
10.11#	Amendment, dated January 31, 2019, to the Service Agreement dated November 1, 2015 by and between KalVista Pharmaceuticals Ltd and Dr. Christopher M. Yea.	10-Q	001-36830	10.1	March 14, 2019
10.12#	Equity Acceleration Letter, dated March 11, 2019 by and between KalVista Pharmaceuticals Ltd and Dr. Christopher M. Yea.	10-Q	001-36830	10.2	March 14, 2019
10.13#	Amendment, dated June 26, 2019, to the Service Agreement dated November 1, 2015	10-K	001-36830	10.23	July 16, 2019

	by and between KalVista. Pharmaceuticals Ltd and Dr. Christopher M. Yea.
10.14#	Amended and Restated Executive Employment Agreement between Registrant and Paul K. Audhya, dated September 9, 2024.	8-K	001-36830	10.3	September 10, 2024
10.15	First Amendment of Lease, dated November 20, 2020, to the Office Lease Agreement by and between the Registrant and 55 Cambridge Parkway, LLC, dated May 19, 2017.	10-Q	001-36830	10.1	December 10, 2020
10.16#	Amended and Restated Executive Employment Agreement between the Registrant and Benjamin L. Palleiko, dated September 9, 2024.	8-K	001-36830	10.2	September 10, 2024
10.17	Amended and Restated 2021 Equity Inducement Plan and forms of agreement.	S-8	333-280579	99.1	June 28, 2024
10.18	Separation Agreement by and between the Registrant and T. Andrew Crockett, dated March 6, 2024.	10-Q	001-36830	10.2	September 5, 2024
10.19#	Executive Employment Agreement by and between the Registrant and Brian Piekos, dated September 9, 2024.	8-K	001-36830	10.1	September 10, 2024
10.20	Securities Purchase Agreement by and between KalVista Pharmaceuticals, Inc. and DRI Healthcare Acquisitions LP, dated November 4, 2024.	8-K	001-36830	1.2	November 4, 2024
10.21	Purchase and Sale Agreement by and among the Registrant, as guarantor, KalVista Pharmaceuticals Ltd. and DRI Healthcare Acquisitions LP, dated November 4, 2024.	10-Q	001-36830	10.1	March 12, 2025
10.22	Debenture by and between KalVista Pharmaceuticals Ltd and DRI Healthcare Acquisitions LP, dated November 4, 2024.	10-Q	001-36830	10.2	March 12, 2025
10.23	License, Supply, and Distribution Agreement between Kaken Pharmaceutical Co., Ltd and KalVista Pharmaceuticals, Ltd, dated April 8, 2025.					X
10.24	Sales Agreement between the Company and TD Securities (USA) LLC, dated July 10, 2025.					X
19.1	Insider Trading Policy.					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Deloitte & Touche LLP.					X
24.1	Power of Attorney. (See signature page hereto.)					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as					X

adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Recovery Policy	10-K	001-36830	97.1	July 11, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

KalVista Pharmaceuticals, Inc.

Date: July 10, 2025	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko
Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Benjamin L. Palleiko and Brian Piekos, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Benjamin L Palleiko	Chief Executive Officer and Director	July 10, 2025
Benjamin L. Palleiko	(Principal Executive)

/s/ Brian Piekos	Chief Financial Officer	July 10, 2025
Brian Piekos	(Principal Financial and Accounting Officer)

/s/ Brian J.G. Pereira	Director and Chairman	July 10, 2025
Brian J.G. Pereira, M.D.

/s/ William Fairey	Director	July 10, 2025
William Fairey

/s/ Laurence Reid	Director	July 10, 2025
Laurence Reid, Ph.D.

/s/ Nancy Stuart	Director	July 10, 2025
Nancy Stuart

/s/ Patrick Treanor	Director	July 10, 2025
Patrick Treanor

/s/ Edward W. Unkart	Director	July 10, 2025
Edward W. Unkart

KALVISTA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of KalVista Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KalVista Pharmaceuticals, Inc. and subsidiaries (the "Company") as of April 30, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred Royalty Obligation — Refer to Notes 2 and 11 to the financial statements

Critical Audit Matter Description

On November 4, 2024, the Company, as guarantor, and KalVista Pharmaceuticals Limited, a wholly owned subsidiary of the Company (the “Subsidiary”), entered into a Purchase and Sale Agreement (the “PSA”) with DRI Healthcare Acquisitions LP, an affiliate of DRI Healthcare Trust (“DRI”), for up to $179 million. Under the terms of the PSA, the Subsidiary received an upfront payment of $100.0 million in exchange for tiered royalty payments on worldwide net sales of sebetralstat (“Revenue Participation Rights”). Under the PSA, the Subsidiary has the option (the “Buy-Back Option”) to repurchase future Revenue Participation Rights and DRI has an option (the “Put

Option”) to require the Subsidiary to repurchase future Revenue Participation Rights.

The PSA is considered a sale of future revenues and is accounted for as long-term debt (deferred royalty obligation) recorded at amortized cost using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. In addition, the Buy-Back and Put Options are considered embedded derivatives requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability using a “with-and-without” method.

We identified the accounting treatment for the PSA, which is recorded within the deferred royalty obligation on the balance sheet, as the critical audit matter because of the complexity involved in evaluating (1) the accounting for the deferred royalty obligation as debt and (2) evaluating the existence of and accounting for features embedded in the PSA that must be separated and accounted for as a derivative.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the PSA included the following, among others:

•
Reading the terms of the PSA.
•
Agreeing the $100 million proceeds in the agreement to cash received.
•
Evaluating management’s assertion that future sales of sebetralstat are within the scope of FASB ASC Topic No. 606, Revenue from Contracts with Customers, and the Company has significant continuing involvement in the generation of future cash flows.
•
Evaluating management’s assertion that the completion of research and development activities, receipt of all required regulatory approvals, and commercialization and future sales were all probable on the date the PSA was entered into.
•
Utilizing the assistance of our professionals with specialized knowledge and skills in the relevant technical accounting guidance, we evaluated (1) the classification and presentation of the deferred royalty obligation as debt and (2) the existence of features in the PSA that must be separated and accounted for as a derivative by evaluating the terms against the relevant technical accounting guidance.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
July 10, 2025

We have served as the Company's auditor since 2016.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

April 30, 2025 and 2024

(in thousands except share and per share amounts)

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$131,615	$31,789
Marketable securities	89,002	178,612
Research and development tax credit receivable	1,383	8,439
Prepaid expenses and other current assets	19,690	6,850
Total current assets	241,690	225,690
Property and equipment, net	1,988	2,227
Right of use assets	5,544	6,920
Other assets	1,548	567
Total assets	$250,770	$235,404
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,883	$9,107
Accrued expenses	27,307	12,398
Lease liability - current portion	1,977	1,302
Deferred revenue	11,000	—
Total current liabilities	45,167	22,807
Long-term liabilities:
Lease liability - net of current portion	4,330	6,015
Deferred royalty obligation	105,882	—
Total long-term liabilities	110,212	6,015
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 49,762,048 and 42,521,975 as of April 30, 2025 and 2024, respectively	50	42
Additional paid-in capital	753,725	679,754
Accumulated deficit	(653,170)	(469,726)
Accumulated other comprehensive loss	(5,214)	(3,488)
Total stockholders’ equity	95,391	206,582
Total liabilities and stockholders’ equity	$250,770	$235,404

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

Years Ended April 30, 2025 and 2024

(in thousands, except share and per share amounts)

	2025	2024
Operating expenses:
Research and development	$71,709	$86,167
General and administrative	116,286	54,278
Total operating expenses	187,995	140,445
Operating loss	(187,995)	(140,445)
Other income:
Interest income	6,435	3,896
Interest (expense)	(5,785)	—
Foreign currency exchange gain (loss)	2,481	138
Other income (expenses), net	4,812	9,767
Total other income	7,943	13,801
Loss before income taxes	(180,052)	(126,644)
Income tax (benefit) expense	3,392	—
Net loss	$(183,444)	$(126,644)
Other comprehensive (loss) income:
Foreign currency translation loss	(2,523)	(394)
Unrealized holding gain on marketable securities	2,358	1,291
Reclassification adjustment for realized (gain) loss on available for sale securities included in net loss	(1,561)	(1,325)
Total other comprehensive (loss):	$(1,726)	$(428)
Comprehensive loss	$(185,170)	$(127,072)
Net loss per share, basic and diluted	$(3.69)	$(3.44)
Weighted average common shares outstanding, basic and diluted	49,652,878	36,786,575

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended April 30, 2025 and 2024

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at April 30, 2023	34,171,138	$34	$507,133	$(343,082)	$(3,060)	$161,025
Exercise of stock options	25,182	—	184	—	—	184
Issuance of stock under employee stock purchase plan	68,677	—	462	—	—	462
Release of restricted and performance stock units	1,058,213	1	(1)	—	—	—
Issuance of common stock, net of issuance costs of $0.5 million	7,016,312	7	96,938	—	—	96,945
Issuance of pre-funded warrants for the purchase of common stock, net of issuance costs	—	—	53,123	—	—	53,123
Cashless exercise of pre-funded warrants	182,453	—	—	—	—	—
Stock-based compensation expense	—	—	21,915	—	—	21,915
Net loss	—	—	—	(126,644)	—	(126,644)
Foreign currency translation loss	—	—	—	—	(394)	(394)
Unrealized holding gain from marketable securities	—	—	—	—	1,291	1,291
Reclassification adjustment for realized gain on marketable securities included in net loss	—	—	—	—	(1,325)	(1,325)
Balance at April 30, 2024	42,521,975	42	679,754	(469,726)	(3,488)	206,582
Exercise of stock options	589,739	1	4,900	—	—	4,901
Issuance of stock under employee stock purchase plan	104,173	—	875	—	—	875
Release of restricted and performance stock units	546,161	1	—	—	—	1
Issuance of common stock, net of issuance costs of $0.5 million	6,000,000	6	55,905	—	—	55,911
Stock-based compensation expense	—	—	12,291	—	—	12,291
Net loss	—	—	—	(183,444)	—	(183,444)
Foreign currency translation loss	—	—	—	—	(2,523)	(2,523)
Unrealized holding gain from marketable securities	—	—	—	—	2,358	2,358
Reclassification adjustment for realized gain on marketable securities included in net loss	—	—	—	—	(1,561)	(1,561)
Balance at April 30, 2025	49,762,048	$50	$753,725	$(653,170)	$(5,214)	$95,391

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

Years Ended April 30, 2025 and 2024

(in thousands)

	2025	2024
Cash flows from operating activities:
Net loss	$(183,444)	$(126,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	941	816
Stock-based compensation expense	12,291	21,915
Realized (gain) loss from sale of marketable securities	(1,561)	(1,325)
Non-cash operating lease expense	370	(12)
Amortization of premium on available for sale securities	14	92
Foreign currency exchange loss (gain)	(4,175)	760
Fair value adjustment to derivative liability	1,750	—
Non-cash interest expense and amortization of issuance costs	5,872	—
Changes in operating assets and liabilities:
Research and development tax credit receivable	7,251	8,176
Prepaid expenses and other assets	(1,358)	(538)
Other receivables	(10,874)	—
Accounts payable	(4,971)	4,320
Accrued expenses	14,429	3,209
Deferred revenue	10,558	—
Net cash used in operating activities	(152,907)	(89,231)
Cash flows from investing activities:
Purchases of available for sale securities	(30,571)	(189,231)
Sales and maturities of available for sale securities	122,524	104,955
Acquisition of property and equipment	(434)	(42)
Capitalized website development costs	(495)	(401)
Net cash provided by investing activities	91,024	(84,719)
Cash flows from financing activities:
Proceeds from the royalty agreement	100,000	—
Issuance costs associated with the royalty agreement	(1,960)	—
Issuance of common stock, net of offering expenses	55,911	96,945
Issuance of pre-funded warrants	—	53,123
Issuance of common stock from equity incentive plans	5,776	646
Net cash provided by financing activities	159,727	150,714
Effect of exchange rate changes on cash and cash equivalents	2,639	(1,213)
Net increase (decrease) in cash and cash equivalents	100,483	(24,449)
Cash and cash equivalents and restricted cash at beginning of year	31,789	56,238
Cash and cash equivalents and restricted cash at end of year	$132,272	$31,789
Supplemental disclosures of cash flow information:
Right of use assets obtained in exchange for operating lease liabilities	$725	$162
Website development costs included in accounts payable	$—	$31

See notes to consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

KalVista Pharmaceuticals, Inc. (“KalVista” or the “Company”) is a commercial stage pharmaceutical company focused on the discovery, development and commercialization of drug therapies for diseases with significant unmet need. The Company has used its capabilities to develop sebetralstat, a novel, orally delivered, small molecule plasma kallikrein inhibitor targeting the disease hereditary angioedema (“HAE”).

In July 2025, the U.S. Food and Drug Administration (the “FDA”) approved EKTERLY (sebetralstat) for the treatment of acute attacks of HAE in adult and pediatric patients aged 12 years and older. The FDA approval was based on data from the phase 3 KONFIDENT clinical trial, published in the New England Journal of Medicine. Until now, all on-demand treatment options approved in the U.S. required intravenous or subcutaneous administration, which carries a significant treatment burden. Even with the use of long-term prophylaxis as a preventative therapy, most people living with HAE continue to have unpredictable attacks and require ready access to on-demand medication.

The Company’s headquarters is currently located in Cambridge, Massachusetts, with additional offices and research activities located in Framingham, Massachusetts; Cambridge, Massachusetts; Porton Down, United Kingdom; Salt Lake City, Utah; Zug, Switzerland; Tokyo, Japan; Berlin, Germany and Dublin, Ireland.

The Company has funded its operations primarily through a combination of equity financings, collaborations, strategic partnerships, royalty financings, and licensing arrangements. As of April 30, 2025, the Company had an accumulated deficit of $653.2 million and cash, cash equivalents and marketable securities totaling $220.6 million. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to continue as it begins to commercialize EKTERLY. The Company is subject to risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months.

The Company may seek to finance future cash needs through equity offerings, debt financing, corporate partnerships and product sales.

Change in fiscal year

On March 13, 2025, the Board approved a change to our fiscal year end from April 30 to December 31. The change in fiscal year is effective for the Company's 2026 fiscal year.

Note 2. Summary of Significant Accounting Policies

Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting: The chief operating decision maker, the CEO, manages the Company’s operations as a single operating segment for the purposes of assessing performance and making operating decisions, and as such, the Company has one operating segment. Refer to Note 15, Segment Information, for further information.

Use of estimates: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Accounting estimates and management judgments reflected in the consolidated financial statements include: the accrual of research and development expenses, stock-based compensation, operating lease liabilities, interest expense on our deferred royalty obligation, and assumptions used to value the embedded derivative in our deferred royalty obligation. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

Foreign currency: The functional currency of each of the Company’s foreign subsidiaries is primarily the local currency of the country in which the subsidiary operates. The Company’s asset and liability accounts are translated at the current exchange rate as of the balance sheet date. Revenue and expense accounts are translated at the average exchange rate over the period. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are accumulated as a separate component of stockholders’ equity within accumulated other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in foreign currency losses, net, within the Consolidated Statement of Comprehensive Loss.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The new guidance was effective for the Company as of May 1, 2024. The adoption of ASU 2023-7 resulted in additional disclosures but did not have a material impact on its consolidated financial statements (see "Note 15 - Segment Information").

The Company does not expect any other recently issued accounting standards to have a material impact to its financial statements or disclosures.

Cash and cash equivalents: Cash and cash equivalents consist of readily available checking and bank deposit accounts and marketable securities. Cash equivalents are carried at cost which approximates fair value due to their short-term nature. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

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

Restricted Cash: Restricted cash consists of deposits held at financial institutions that are used to collateralize irrevocable letters of credit required under the Company’s lease agreements. The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported in Other Assets on the consolidated balance sheets to the total of these amounts as reported at the end of the period in the consolidated statements of cash flows (in thousands):

	April 30,	April 30,
	2025	2024
Cash and cash equivalents	$131,615	$31,789
Restricted cash	657	—
Total cash and cash equivalents and restricted cash	$132,272	$31,789

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

Leases: The Company determines if an arrangement contains an operating or finance lease at inception and will utilize the short-term lease exception for certain temporary lab and office space arrangements with terms of 12 months or less. As of April 30, 2025, the Company maintained only operating leases. The Company recognizes a right-of-use operating lease asset and associated short- and long-term operating lease liability in the consolidated balance sheets for operating leases greater than one year. The right-of-use assets represent the right to use an underlying asset for the lease term and the lease liabilities represent the obligation to make lease payments arising from the lease arrangement. The Company recognizes the right-of-use operating lease assets and lease liabilities based on the present value of the future minimum lease payments that will be paid over the lease term. The Company determines the lease term at the inception of each lease, and in certain cases the lease term could include renewal options if it is concluded it is reasonably certain the renewal option will be exercised. When a lease option is exercised that was not previously included in the initial lease term, the right-of-use asset and lease liabilities are reassessed for the new lease term.

As the leases do not provide an interest rate implicit in the lease, the Company uses the incremental borrowing rate as the discount rate, based on the information available as of the lease inception date or at the lease option extension date in determining the present value of future payments. The Company recognizes rent expense for the minimum lease payments on a straight-line basis over the expected term of our lease. The Company has elected the practical expedient which allows non-lease components to be combined with the lease components for all existing asset classes and will therefore include any fixed additional rent amounts in its lease payments. Any variable lease payments are excluded from the lease liability and are recognized in the period incurred.

Deferred Royalty Obligation: The Company treats the debt obligation to DRI Healthcare Acquisitions LP, an affiliate of DRI Healthcare Trust (“DRI”) discussed further in Note 11, “Purchase and Sale Agreement”, as a deferred royalty obligation, amortized using the effective interest rate method over the estimated life of the revenue stream. The Company periodically assesses its expected revenues using internal projections, imputes interest on the carrying value of the deferred royalty obligation, and records interest expense using the imputed effective interest rate. To the extent its estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will account for any such changes by adjusting the effective interest rate on a prospective basis. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs require that the Company makes estimates that could impact the classification of such costs, as well as the period over which such costs will be amortized.

Embedded Derivative Liability: The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives per ASC 815, Derivatives and Hedging (“ASC 815”). The Purchase and Sale agreement (“PSA”) with DRI contains certain features that meet the definition of an embedded derivative requiring bifurcation as a separate compound financial instrument (the “Derivative Liability”). The Derivative Liability was recorded at fair value upon entering into the PSA and is subsequently remeasured to fair value at each reporting period with the corresponding change in fair value recognized in Other Income (Expense) in the consolidated statements of operations. The PSA was initially valued and is remeasured using Monte Carlo simulation models to perform the “with-and-without” method, which involves valuing the PSA with the embedded derivative and then valuing it without the embedded derivative. The Monte Carlo simulation model requires the use of Level 3 unobservable inputs, primarily the amount and timing of expected future revenue, the estimated volatility of these revenues, the discount rate corresponding to the risk of revenue, and the probability of a change in control. The difference between values is determined to be the estimated fair value of the derivative liability. Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheet. Refer to Note 3, “Fair Value Measurements” for details regarding the fair value.

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
•
Costs to manufacture the commercial drug supply of EKTERLY prior to FDA approval;
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

Potential dilutive common share equivalents consist of:

	April 30,
	2025	2024
Stock options and awards	7,311,578	5,661,896

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. As a result, there is no difference between the Company’s basic and diluted loss per share for the periods presented.

The weighted average number of common shares used in the basic and diluted net loss per common share calculations includes the weighted-average pre-funded warrants outstanding during the period as they are exercisable at any time for nominal cash consideration. There were 3,483,688 pre-funded warrants outstanding at April 30, 2025 and 2024.

Fair value measurement: The Company classifies fair value measurements using a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•
Level 1 - Quoted market prices in active markets for identical assets or liabilities;
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

The Company’s cash equivalents, marketable securities, and derivative liability as of April 30, 2025 were carried at fair value, determined according to the fair value hierarchy. See Note 3, “Fair Value Measurements” for further discussion.

Note 3. Fair Value Measurements

The following tables present information about financial assets and liabilities that have been measured at fair value and indicate the fair value hierarchy inputs utilized to determine such fair value as of April 30, 2025 and April 30, 2024 (in thousands):

	Level 1	Level 2	Level 3	Balance at April 30, 2025
Cash equivalents	$98,644	$—	$—	$98,644
Marketable securities:
Corporate debt securities	—	75,243	—	75,243
U.S. government agency securities	—	13,759	—	13,759
Total financial assets	$98,644	$89,002	$—	$187,646
Liability:
Derivative liability	$—	$—	$6,440	$6,440

	Level 1	Level 2	Level 3	Balance at April 30, 2024
Cash equivalents	$11,143	$—	$—	$11,143
Marketable securities:
Corporate debt securities	—	130,423	—	130,423
U.S. government agency securities	—	48,189	—	48,189
	$11,143	$178,612	$—	$189,755

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

The estimated fair value of the derivative liability as of April 30, 2025 relates to the PSA and was determined using Level 3 inputs. The fair value measurement of the derivative liability is sensitive to changes in the unobservable inputs used to value the financial instrument. Changes in the inputs could result in changes to the fair value of each financial instrument.

The embedded derivative liability associated with the deferred royalty obligation, as discussed further in Note 11, “Purchase and Sale Agreement,” is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation on the consolidated balance sheet. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other income (expense), net. The assumptions used in the option pricing Monte Carlo simulation model incorporates certain Level 3 inputs including: (1) the risk-adjusted discount rate and (2) the probability of a change in control occurring during the term of the instrument.

The Company recorded $4.4 million for the initial fair value of the derivative liability upon the closing of the PSA. The initial fair value allocated to the derivative liability was recorded against the deferred royalty obligation as a debt discount, which is being amortized in interest expense on the consolidated statement of operations over the expected term using the effective interest method. The embedded derivative is subsequently remeasured at fair value each reporting period, with the change in fair value being recorded as a component of other income (expense) on the consolidated statement of operations. During the period from November 4, 2024 through April 30, 2025, the Company recognized $1.7 million as a component of other income (expense), net as the change in fair value for the $6.4 million embedded derivative liability, recorded as a component of the deferred royalty obligation on the consolidated balance sheet, as of April 30, 2025. Refer to Note 11, “Purchase and Sale Agreement” for details regarding the valuation methodology related to the embedded derivative and its related inputs.

Marketable Securities

Management evaluated the unrealized losses in available-for-sale (“AFS”) debt securities as of April 30, 2025 and 2024 to determine the existence of credit losses considering factors including credit ratings and other relevant information, which may indicate that contractual cash flows are not expected to occur. The results of this evaluation indicated that the unrealized losses on AFS debt securities are primarily attributable to market interest rate increases and not a deterioration in credit quality of the issuers. Based on the analysis, management determined that credit losses did not exist for AFS debt securities in an unrealized loss position as of April 30, 2025 and 2024. It is not considered likely that the Company will be required to sell the investments before full recovery of the amortized cost basis of the AFS debt securities, which may be at maturity. As a result, the Company has not recognized any impairment losses in earnings for the years ended April 30, 2025 and 2024.

Realized gains and losses are included in other income in the consolidated statements of operations and comprehensive loss and are determined using the specific identification method with transactions recorded on a trade date basis. For the years ended April 30, 2025 and 2024, respectively, the Company recorded $1.6 million and $1.3 million in realized gains and losses, respectively on available-for-sale securities, which is included in other income (expense), net on the statements of operations and comprehensive loss.

The following tables summarize the fair value of the Company’s investments by type as of April 30, 2025 and 2024 (in thousands):

	April 30, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$74,150	$1,093	$-	$75,243
Obligations of the U.S. Government and its agencies	13,594	165	—	13,759
Total investments	$87,744	$1,258	$-	$89,002

	April 30, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$130,099	$600	$(276)	$130,423
Obligations of the U.S. Government and its agencies	48,228	83	(122)	48,189
Total investments	$178,327	$683	$(398)	$178,612

The following table summarizes the scheduled maturity for the Company’s investments at April 30, 2025 (in thousands):

April 30,
2025
Maturing in one year or less	$57,045
Maturing after one year through two years	26,959
Maturing after two years through four years	4,998
Total investments	$89,002

Note 4. Prepaid Expenses and Other Current Assets

At April 30, 2025 and 2024, prepaid expenses and other current assets consisted of (in thousands):

	2025	2024
Kaken receivable (Note 12)	$11,000	$—
Other prepaid expenses	5,125	2,833
Interest and other receivables	1,826	1,409
VAT receivable	932	1,023
Prepaid clinical activities	807	1,585
Total prepaid expenses and other current assets	$19,690	$6,850

Note 5. Property and Equipment

At April 30, 2025 and 2024, property and equipment consisted of (in thousands):

	2025	2024
Leasehold improvements	$3,091	$2,859
Laboratory equipment	2,660	2,409
Furniture & fixtures	571	402
Office equipment	413	269
Total property and equipment at cost	6,735	5,939
Less: Accumulated depreciation	(4,747)	(3,712)
Property and equipment, net	$1,988	$2,227

For the years ended April 30, 2025 and 2024, depreciation expense was $0.9 million and $0.8 million, respectively.

Note 6. Accrued Expenses

At April 30, 2025 and 2024, accrued expenses consisted of (in thousands):

	2025	2024
Accrued compensation	$16,123	$6,687
Accrued research expense	6,063	3,416
Accrued professional fees	4,315	2,042
Other accrued expenses	806	253
Total accrued expenses	$27,307	$12,398

Note 7. Stockholder’s Equity

Direct Offerings

In April 2024, all pre-funded warrants from a December 2022 Offering were exercised in a cashless exercise, resulting in an issuance of 182,453 shares of common stock. No pre-funded warrants from the December 2022 Offering were outstanding at April 30, 2025 and 2024.

On February 14, 2024, the Company entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated, and Cantor Fitzgerald & Co., as the representatives of several underwriters to sell an aggregate of 7,016,312 shares of our common stock at price of $15.25 per share and pre-funded warrants to purchase up to 3,483,688 shares of common stock at a price of $15.249 per pre-funded warrant (the “February 2024 Offering”). The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, less the $0.001 per share exercise price of each pre-funded warrant. The net proceeds from the Offering, after deducting $0.5 million in expenses, were approximately $150.1 million. The pre-funded warrants do not expire and are exercisable at any time after the issuance date. The Company evaluated the pre-funded warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the pre-funded warrants did not meet the definition of liability instruments and met the criteria for permanent equity. As of April 30, 2025, no pre-funded warrants from the February 2024 Offering have been exercised.

On November 4, 2024, the Company entered into an underwriting agreement with Jefferies LLC, BofA Securities, Inc., TD Securities (USA) LLC and Stifel Nicolaus & Company, Incorporated, as the representatives of the several underwriters, pursuant to which the Company agreed to issue and sell an aggregate of 5,500,000 shares of its common stock at an offering price of $10.00 per share. The net proceeds from the November 2024 Offering, after deducting estimated expenses, were approximately $51.3 million.

On November 4, 2024, the Company entered into a securities purchase agreement with DRI Healthcare Acquisitions LP, pursuant to which the Company agreed to sell and issue an aggregate of 500,000 shares of Common Stock, at a purchase price of $10.00 per share in a private placement. The net proceeds from the private placement, after deducting placement agent fees and other expenses, were approximately $4.7 million.

Note 8. Stock-Based Compensation

The Company has four plans that provide for equity-based compensation. Two are legacy plans for which no further grants are to be made. As of April 30, 2025, 1,466,813 stock awards remain available for grant under the 2017 Equity Incentive Plan (“2017 Plan”). There are 8,916,060 shares of the Company’s common stock that are reserved for issuance upon exercise or settlement of stock options or other awards under these four plans. Initial awards generally vest 25% after one year and then ratably on a monthly basis over the next three years. Recurring grants typically vest on a monthly basis over four years. Stock option grants expire after ten years.

In July 2021, the Company approved the 2021 Equity Inducement Plan to reserve 350,000 shares of its common stock to be used exclusively for grants of awards as a material inducement to such individuals' entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In June 2023, the Company amended and restated the 2021 Equity Inducement Plan (the “Amendment and Restated 2021 Equity Inducement Plan”) to register 500,000 additional shares of its common stock. As of April 30, 2025 there were 234,223 shares remaining available to be issued under the 2021 Inducement Plan.

In June 2024, the Company amended and restated the 2021 Equity Inducement Plan to register 600,000 additional shares of its common stock.

The Company has in place the 2017 Employee Stock Purchase Plan (“ESPP”), under which employees have the option to purchase the Company’s common stock at a discount of 15% from the market price during predetermined offering periods each year. There are 1,641,743 shares available for future issuance under the ESPP as of April 30, 2025.

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

The fair value of the share-based awards was measured with the following weighted-average assumptions for the fiscal years ended April 30:

	2025	2024
Risk-free interest rate	4.21%	4.29%
Expected life of the options	6.25 years	6.25 years
Expected volatility of the underlying stock	79.85%	81.38%
Expected dividend rate	0%	0%

Stock-based compensation was reflected in the Company’s consolidated statement of operations and comprehensive loss as follows (in thousands):

	Year ended April 30,
	2025	2024
Research and development	$4,959	$9,305
General and administrative	7,332	12,610
Total stock-based compensation expense	$12,291	$21,915

A summary of option activity for the year ended April 30, 2025 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at May 1, 2024	4,441,641	$14.30	5.25	$6,505
Options Exercised	(592,247)	8.43
Options Granted	1,397,750	10.86
Options Cancelled	(881,192)	18.85
Outstanding at April 30, 2025	4,365,952	$13.08	6.46	$12,612
Exercisable at April 30, 2025	2,644,546	$14.60	5.10	$7,196
Vested and expected to vest at April 30, 2025	4,365,952	$13.08	6.46	$12,612

The weighted-average grant date fair value of stock options granted during the years ended April 30, 2025 and 2024 was $7.75 and $7.57, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the years ended April 30, 2025 and 2024 was $2.5 million and $0.1 million, respectively. The total cash received by the Company as a result of employee stock option exercises during the years ended April 30, 2025 and 2024 was $5.0 million and $0.2 million, respectively.

As of April 30, 2025, there was $12.2 million of unrecognized compensation expense related to unvested options, which is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Units

During the fiscal year ended April 30, 2025, the Company granted both executives and employees Restricted Stock Units (“RSUs”) from the 2017 Equity Incentive Plan. All RSUs granted are subject to a service condition, and vest over a three or four-year period with equal quarterly vesting.

A summary of activity in connection with RSUs for the year ended April 30, 2025 is as follows:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
RSUs outstanding at April 30, 2024	626,272	10.52
RSUs awarded	2,374,125	9.99
RSUs released	(317,158)	10.15
RSUs forfeited	(72,417)	8.78
RSUs outstanding at April 30, 2025	2,610,822	10.13

As of April 30, 2025, the unrecognized stock-based compensation cost related to the RSUs was $24.8 million, which is expected to be recognized over a weighted-average period of 3.46 years.

Performance Stock Units

A summary of activity in connection with PSUs for the year ended April 30, 2025 is as follows:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
PSUs outstanding at April 30, 2024	541,836	9.87
PSUs awarded	—	—
PSUs released	(229,003)	12.06
PSUs forfeited	(74,583)	7.97
PSUs outstanding at April 30, 2025	238,250	8.36

In January 2023, the Company granted 360,000 PSUs to executives under the 2017 Equity Incentive Plan with a grant date fair value of $6.82. The performance-based metric for the awards is the FDA approval of a New Drug Application for sebetralstat. Upon successful completion of the performance metric, 100% of the PSUs will vest in full. As of April 30, 2025 the Company has not recognized any compensation expense related to these awards as the achievement of the Performance Metric is not yet deemed to be probable. As of April 30, 2025, 182,500 PSUs from this grant have been forfeited and 177,500 shares remain outstanding.

In June 2023, the Company granted 306,667 PSUs to executives under the 2017 Equity Incentive Plan with a grant date fair value of $9.99. The performance-based metric for the awards was the full enrollment for the KVD900-301 clinical trial. This performance metric was certified by the Compensation Committee of the Company's Board of Directors in July 2023, with twelve months of quarterly vesting beginning in August 2023. As of April 30, 2025, $3.0 million of expense from these awards has been recognized, including $0.03 million of expense recognized in the year ended April 30, 2025. As of April 30, 2025, there were no shares outstanding.

In January 2024, the Company granted 306,667 PSUs to seven executives under the 2017 Equity Incentive Plan with a grant date fair value of $12.71. The performance-based metric for the executive awards was the success of the Company’s Phase 3 clinical trial of the sebetralstat program. This performance metric was certified by the Compensation Committee of the Company's Board of Directors in February 2024, with twelve months of quarterly vesting beginning in February 2024. As of the year ended April 30, 2025, the cumulative expense from these awards has been recognized. As of April 30, 2025, there were no shares outstanding.

In January 2024, the Company granted 81,000 PSUs to six non-executives under the 2017 Equity Incentive Plan with a grant date fair value of $12.85. The performance-based metrics for the non-executive awards is the successful NDA filing for sebetralstat program and the FDA approval of the NDA. Upon successful completion of the NDA filing metric, which occurred in June 2024, 25% of the PSUs vested, with the remaining 75% of the PSUs vesting upon successful completion of the NDA approval metric. As of April 30, 2025, the Company has not recognized any of the remaining compensation expense related to these awards as the achievement of the Performance Metrics for the remaining 75% of the PSUs vesting have not yet occurred. As of April 30, 2025, there were 60,750 shares outstanding.

Note 9. Commitments and Contingencies

Commitments

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has a contractual obligation related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining clinical commitments, which have cancellation provisions, totaled $18.1 million as of April 30, 2025.

Drug Manufacturing: The Company’s minimum purchase commitments under the drug manufacturing agreements are $0.6 million as of April 30, 2025, which consist primarily of inventory purchase commitments with our independent drug manufacturers.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at April 30, 2025 and 2024.

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

Note 10. Leases

The Company maintains leases for the company headquarters, office space and research laboratory space, and as of April 30, 2025, all leases were classified as operating leases. These leases have remaining lease terms ranging from 1 to 10 years, some of which include options to extend or terminate the leases.

Pursuant to the lease in Framingham, signed in July 2024, the Company provided a security deposit in the form of a letter of credit in the amount of $0.7 million, which is classified in our other assets on our consolidated balance sheet.

Total rent expense was $2.7 million and $2.0 million for the years ended April 30, 2025 and 2024, respectively and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities.

The following table summarizes lease costs included in research and development and general and administrative expense for the years ended April 30, 2025 and 2024 (in thousands):

	2025	2024
Operating lease costs	$2,211	$1,813
Short-term lease costs	508	114
Variable lease costs	292	238
Total lease costs	$3,011	$2,165

The following table summarizes the undiscounted payments due under lease liabilities and the present value of those liabilities as of April 30, 2025 (in thousands):

Years ending April 30,	Operating Leases
2026	$1,918
2027	1,769
2028	1,725
2029	769
2030	234
Thereafter	430
Total lease payments	6,845
Less: imputed interest	538
Total lease liabilities	6,307
Current lease liabilities	1,977
Long-term lease liabilities	$4,330

The following table summarizes the lease term and discount rate as of April 30, 2025 and 2024:

	2025	2024
Weighted-average remaining lease term (years)	3.9	5.0
Weighted-average discount rate	9.0%	9.0%

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities for the years ended April 30, 2025 and 2024 (in thousands):

	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$1,765	$1,683

Note 11. Purchase and Sale Agreement

Royalty Liability

On November 4, 2024, the Company, as guarantor, and KalVista Pharmaceuticals Limited, a wholly owned subsidiary of the Company (the “Subsidiary”), entered into a PSA with DRI, for up to $179.0 million. Under the terms of the synthetic royalty financing agreement, the Subsidiary received an upfront payment of $100.0 million in exchange for tiered royalty payments on worldwide net sales of sebetralstat, as follows: 5.00% on annual net sales up to and including $500.0 million (the “First Tier Royalty Rate”); 1.10% on annual net sales above $500.0 million and up to and including $750.0 million; and 0.25% on annual net sales above $750.0 million.

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

The PSA is considered a sale of future revenues and is accounted for as long-term debt recorded at amortized cost using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. During the year ended April 30, 2025, the Company recorded $5.7 million of interest expense related to this arrangement in Interest income (expense), net on the consolidated statement of operations. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method. A significant increase or decrease in actual or forecasted net sales may materially impact the revenue interest liability, interest expense, other income, and the time period for repayment. The deferred royalty obligation, net of the bifurcated embedded derivative liability, had a net carrying amount of $99.4 million as of April 30, 2025.

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

The Company recorded $4.4 million for the initial fair value of the derivative liability upon the closing of the PSA. The initial fair value allocated to the derivative liability was recorded against the deferred royalty obligation as a debt discount, which is being amortized in interest expense on the consolidated statement of operations over the expected term using the effective interest method. The embedded derivative is subsequently remeasured at fair value each reporting period, with the change in fair value being recorded as a component of other income (expense) on the consolidated statement of operations. During the period from November 4, 2024 through April 30, 2025, the Company recognized $1.7 million as a component of other income (expense), net as the change in fair value for the embedded derivative liability as of April 30, 2025. Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheet. Of the $105.9 million deferred royalty obligation as of April 30, 2025, the embedded derivative had a fair value of $6.4 million.

The estimated probability and timing of underlying events triggering the exercisability of the Buy-Back and Put Options contained in the PSA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. Management concluded the buy-back option probability was in the lower quarter tile of possible outcomes. As of inception, the estimated market yield used for the valuation of the derivative liability was 9.15%. As of April 30, 2025, the estimated market yield was 11.82%.

Note 12: License, Supply and Distribution Agreement

Kaken Pharmaceutical Co., Ltd.

In April 2025, the Company entered into the Kaken Agreement with Kaken pursuant to which the Company has licensed exclusive commercialization rights in Japan to Kaken for the Licensed Product in exchange for a non-refundable upfront payment of $11.0 million, received on June 20, 2025, potential regulatory and sales milestone payments totaling approximately $13.0 million and effective royalty payments in the mid-twenties that shall be payable for each unit of revenue of Licensed Product that the Company supplies, which reflect a percentage of the Japanese National Health Insurance price of the Licensed Product.

The Company is responsible for obtaining and maintaining all regulatory approvals, performing regulatory submissions for the Licensed Product in Japan and supplying the Licensed Product to Kaken. The Company retains manufacturing rights for the Licensed Product and is responsible for the Company's own costs associated with the performance of activities under the Kaken Agreement. Kaken received an exclusive license to commercialize the Licensed Product in Japan, including the right to ship, store, and distribute the Licensed Product for such commercialization during the initial 10 year term of the Kaken Agreement.

Under the terms of the Kaken Agreement, Kaken will pay the Company a non-refundable upfront payment of $11.0 million. The obligations have not been met, and as such, the $11.0 million non-refundable upfront payment has been recorded as deferred revenue and accounts receivable, as the payment was not received by the Company as of April 30, 2025.

The potential regulatory and sales milestone payments that the Company is eligible to receive will be recorded if and when they become probable.

Any future potential revenue from units sold to Kaken will be recorded in accordance with ASC 606 "Revenue from Contracts with Customers".

Note 13. Income Taxes

The components of the Company’s loss before income taxes for the years ended April 30 consisted of the following (in thousands):

	2025	2024
Domestic	$(91,644)	$(52,661)
Foreign	(88,408)	(73,983)
Total loss before income taxes	$(180,052)	$(126,644)

For the year ended April 30, 2025, the Company recorded $3.4 million of U.S. Federal income tax expense, all of which relates to the current year provision. For the year ended April 30, 2024, the Company did not record any U.S. Federal income tax benefit or expense.

A reconciliation between the effective tax rates and statutory rates for the years ended April 30 is as follows:

	2025	2024
Income tax benefit at U.S. federal statutory rate	21.0%	21.0%
Foreign rate differential	1.8%	2.3%
Nondeductible expenses - UK R&D credit	(0.4)%	(8.3)%
UK Income from Royalty Financing	(15.3)%	—
162(m) permanent adjustment	(0.4)%	(1.9)%
Other	(0.2)%	(0.4)%
GILTI	(7.2)%
Valuation allowance	(1.3)%	(12.7)%
	(2.0)%	—

The tax effect of significant temporary differences representing deferred tax assets and liabilities as of April 30 is as follows (in thousands):

	2025	2024
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$54,638	$50,179
Operating lease liabilities	1,124	1,406
174 capitalization	1,717	2,168
Stock compensation	4,535	3,708
Other	4,170	2,506
Subtotal	66,184	59,967
Less: valuation allowance	(65,064)	(58,537)
Deferred tax assets, net of valuation allowance	1,120	1,430
Deferred tax liabilities:
Operating lease - Right-of-use assets	(943)	(1,325)
Other	(177)	(105)
Net deferred tax asset	$—	$—

Management of the Company has determined it is not more likely than not that the Company will recognize the benefits of net deferred tax assets, the majority of which are NOLs, and has provided a valuation allowance for the full amount of deferred tax assets as of April 30, 2025 and 2024, respectively. During the years ended April 30, 2025 and 2024 the valuation allowance changed by $6.5 million. Realization of deferred tax assets is dependent upon the generation of future taxable income.

The ability to utilize the Company’s domestic net operating losses is limited due to changes in ownership as defined by Section 382 of the Internal Revenue Code (the “Code”). Under the provisions of Sections 382 and 383 of the Code, a change of control, as defined in the Code, imposes an annual limitation on the amount of the Company’s pre-change net operating loss and tax credit carryforwards, and other tax attributes that can be used to reduce future tax liabilities. The Company determined that ownership changes occurred as a result of public offerings in December 2005, a transaction in November 2016, and public offerings in February 2019 and December 2022. The Company most recently underwent a change of ownership on December 28, 2022. The Company evaluated the 382 position for the period of December 29, 2022 through April 30, 2025 and concluded that the Company did not have any ownership changes during the period of December 29, 2022 to April 30, 2025.

As of April 30, 2025, the Company has available NOL carryforwards for U.S. federal income taxes of $6.0 million generated prior to the Tax Cuts and Jobs Act, that expire in 2036. The Company has an additional $66.0 million in NOL carryforwards generated after the Tax Cuts and Jobs Act that can be carried forward indefinitely. Of the $6 million of NOL expiring in 2036, $3.7 million remains subject to the Section 382 limitation for the change of ownership that occurred on November 21, 2016, and is subject to an annual 382 limitation of $0.3 million, and $2.4 million of NOLs are only subject to a $1.5 million annual limitation. Of the remaining $66 million of indefinite NOL, $23 million is subject to an annual 382 limitation of $1.5 million. The Company also has NOL carryforwards for state income taxes of $142 million that begin to expire in 2036, NOL carryforwards for U.K. income taxes of $140 million that do not expire, and $2 million of NOLs carryforwards in Japan that begin to expire in 2034.

The Company has $111.0 million of NOLs subject to 382 limitation. As a result of these ownership changes, it is estimated that the effect of Section 382 will generally limit the amount of the net operating loss carryforwards that are available to offset future taxable income to approximately $1.5 million, annually. Due to this annual limitation, the company expects $76.7 million of federal NOL to go unutilized.

The company has $1.5 million of R&D credit carryforward subject to 383 limitation. As a result of these ownership changes, it is estimated that the effect of Section 383 will be the limitation of all of these R&D credit carryforwards, with $1.5 million of credit to expire unutilized.

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company files U.S. Federal tax returns, as well as certain state returns. The Company also files returns in the United Kingdom. The Company is subject to U.S. Federal, state, and U.K. income tax examinations by authorities for tax years ending after 2021. There are currently no federal, state, or U.K. audits in process. Tax year 2021 and subsequent years contain matters that could be subject to differing interpretations of the applicable tax laws and regulations as it relates to the amount and or timing of income, deductions, and tax credits. Although the outcome of tax audits is always uncertain, management has analyzed the Company’s tax positions taken for all open tax years and has concluded that no provision for unrecognized tax benefits from uncertain tax positions is required in the Company’s consolidated financial statements for the years ended April 30, 2025 and 2024, respectively.

Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. As a result of the November 2024 PSA and the Kaken Agreement executed in April 2025, the $100.0 million up-front payment and the $11.0 million up-front payment, respectively, were treated as income for tax purposes in the UK under the Research and Development Expenditure Credit scheme. After applying the estimated net operating loss carryforwards and research and development tax credits, we recorded income tax expense of $3.4 million for the year ended April 30, 2025 due to an increase in the valuation allowance against our deferred tax assets.

Note 14. Defined Contribution Plans

Employees of the U.S. parent company are eligible to participate in the Company's 401(k) Plan in which employee contributions on a pre-tax basis are supplemented by matching contributions by the Company. Participation in a personal pension plan is available to all non-U.S. based employees of the Company upon commencement of their employment. Employer contributions are made in accordance with local regulations as well as the terms and conditions of the employment contract. Total employer contributions to both plans for the years ended April 30, 2025 and 2024 were $1.9 million and $1.1 million respectively.

Note 15: Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company operates in one business segment. The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM’s financial review is focused on the consolidated financial results of the Company which is used as the basis for financial performance assessment and allocation of resources.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended April 30, 2025 and April 30, 2024 (in thousands):

	Years Ended
	April 30,
	2025	2024
Operating Expenses:
Clinical development	43,166	46,520
Research	19,713	36,074
Regulatory & QA	8,830	3,573
Pre-commercial planning	62,859	18,481
Other G&A	53,427	35,797
Total operating expenses	187,995	140,445
(Loss) income from operations	(187,995)	(140,445)
Interest and other income (expense), net	7,943	13,801
(Loss) income before income taxes	(180,052)	(126,644)
Provision for (benefit from) for income taxes	3,392	-
Net loss	(183,444)	(126,644)

Note 16. Other Income (Expenses), Net

At April 30, 2025 and 2024, other income and expenses consisted of (in thousands):

	2025	2024
R&D tax credit	$5,014	$8,452
Realized gain on sale of securities	1,561	1,325
Expense from change in fair value of derivative liability	(1,760)	—
Miscellaneous	(3)	(10)
Other income (expenses), net	$4,812	$9,767

As of April 30, 2025 and 2024 the Company had research and development tax credits receivable totaling $1.4 million and $8.4 million, respectively. This tax credit is related to a tax scheme for small and medium enterprises in the U.K. as well as an R&D expenditure credit system that allows the Company to file a claim for cash credit in proportion to the Company’s R&D expenditure for the year. This amount is included in other income, as it is a refundable credit that does not depend on the Company’s ongoing tax status or position. The Company recognized $5.0 million and $8.5 million related to these programs in the years ended April 30, 2025 and 2024, respectively.

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

Note 17. Subsequent Events

On July 3, 2025, the FDA approved EKTERLY (sebetralstat) for the treatment of acute attacks of HAE in adult and pediatric patients aged 12 years and older.

On July 7, 2025, KalVista Pharmaceuticals Limited, our wholly owned subsidiary, notified DRI it has elected to receive the additional payment of $22.0 million in cash following the July 3, 2025 FDA approval of EKTERLY (sebetralstat).