Form 10-Q
period 2025-07-31
KalVista Pharmaceuticals, Inc.
filed 2025-09-11
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to .

Commission File No. 001-36830

KALVISTA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0915291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Crossing Boulevard Framingham, Massachusetts	01702
(Address of principal executive offices)	(Zip Code)

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

As of August 29, 2025, the registrant had 50,523,274 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	July 31,	April 30,
	2025	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$124,304	$131,615
Marketable securities	67,161	89,002
Accounts receivable, net	1,926	-
Research and development tax credit receivable	561	1,383
Prepaid expenses and other current assets	11,944	19,690
Total current assets	205,896	241,690
Property and equipment, net of accumulated depreciation of $4,925 and $4,747	2,067	1,988
Right of use assets	5,165	5,544
Other assets	2,377	1,548
Total assets	$215,505	$250,770
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,869	$4,883
Accrued expenses	18,971	27,307
Lease liability - current portion	2,122	1,977
Deferred revenue	11,413	11,000
Total current liabilities	38,375	45,167
Long-term liabilities:
Lease liability - net of current portion	4,019	4,330
Royalty obligation	132,321	105,882
Total long-term liabilities	136,340	110,212
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 authorized
Shares issued and outstanding: 50,339,823 at July 31, 2025 and 49,762,048 at April 30, 2025	50	50
Additional paid-in capital	760,393	753,725
Accumulated deficit	(713,266)	(653,170)
Accumulated other comprehensive loss	(6,387)	(5,214)
Total stockholders’ equity	40,790	95,391
Total liabilities and stockholders’ equity	$215,505	$250,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	July 31,
	2025	2024
Product revenue, net	$1,426	$-
Operating expenses:
Cost of revenue	590	-
Research and development	15,162	26,614
Selling, general and administrative	44,683	17,601
Total operating expenses	60,435	44,215
Operating loss	(59,009)	(44,215)
Other income:
Interest income	1,849	1,692
Interest expense	(3,522)	-
Foreign currency exchange gain	1,925	514
Other income, net	818	1,566
Total other income	1,070	3,772
Loss before income taxes	(57,939)	(40,443)
Income tax expense	2,157	-
Net loss	$(60,096)	$(40,443)
Other comprehensive (loss) income:
Foreign currency translation loss	(604)	(128)
Unrealized holding gain on marketable securities	18	1,064
Reclassification adjustment for realized gain on marketable securities included in net loss	(587)	(317)
Total other comprehensive (loss) income	$(1,173)	$619
Comprehensive loss	$(61,269)	$(39,824)
Net loss per share, basic and diluted	$(1.12)	$(0.87)
Weighted average common shares outstanding, basic and diluted	53,497,128	46,232,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended July 31, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at May 1, 2025	49,762,048	$50	$753,725	$(653,170)	$(5,214)	$95,391
Issuance of common stock from equity incentive plans	61,823	—	595	—	—	595
Issuance of stock under the employee stock purchase plan	92,127	—	694	—	—	694
Release of restricted stock units	423,825	—	—	—	—	—
Stock-based compensation expense	—	—	5,379	—	—	5,379
Net loss	—	—	—	(60,096)	—	(60,096)
Foreign currency translation loss	—	—	—	—	(604)	(604)
Unrealized holding gain from marketable securities	—	—	—	—	18	18
Reclassification adjustment for realized gain on available for sale securities included in net loss	—	—	—	—	(587)	(587)
Balance at July 31, 2025	50,339,823	$50	$760,393	$(713,266)	$(6,387)	$40,790

	Three Months Ended July 31, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at May 1, 2024	42,521,975	$42	$679,754	$(469,726)	$(3,488)	$206,582
Issuance of common stock from equity incentive plans	385,234	1	3,000	—	—	3,001
Release of restricted stock units	174,713	—	—	—	—	—
Stock-based compensation expense	—	—	3,040	—	—	3,040
Net loss	—	—	—	(40,443)	—	(40,443)
Foreign currency translation loss	—	—	—	—	(128)	(128)
Unrealized holding gain from marketable securities	—	—	—	—	1,064	1,064
Reclassification adjustment for realized gain on available for sale securities included in net loss	—	—	—	—	(317)	(317)
Balance at July 31, 2024	43,081,922	$43	$685,794	$(510,169)	$(2,869)	$172,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	July 31,
	2025	2024
Cash flows from operating activities
Net loss	$(60,096)	$(40,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	252	224
Stock-based compensation expense	5,379	3,040
Realized gain from sale of marketable securities	(587)	(317)
Non-cash operating lease expense (benefit)	218	(5)
Amortization of premium on marketable securities	(7)	5
Foreign currency exchange loss (gain)	485	(414)
Non-cash interest expense and amortization of issuance costs	3,453	—
Fair value adjustment to derivative liability	1,100	—
Changes in operating assets and liabilities:
Research and development tax credit receivable	826	(1,253)
Accounts receivable, net	(1,926)	—
Prepaid expenses and other assets	1,597	(783)
Accounts payable	2,510	1,502
Accrued expenses	(8,199)	(1,776)
Deferred revenue	493	—
Net cash used in operating activities	(54,502)	(40,220)
Cash flows from investing activities
Purchases of marketable securities	(19,979)	(983)
Sales and maturities of marketable securities	41,677	38,230
Acquisition of property and equipment	(290)	(21)
Capitalized website development costs	(147)	(64)
Net cash provided by investing activities	21,261	37,162
Cash flows from financing activities
Proceeds from the royalty agreement	21,921	—
Issuance of common stock from equity incentive plans	595	3,000
Issuance of common stock from employee stock purchase plan	694	—
Net cash provided by financing activities	23,210	3,000
Effect of exchange rate changes on cash and cash equivalents	2,723	117
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,308)	59
Cash, cash equivalents and restricted cash at beginning of period	132,272	31,789
Cash, cash equivalents and restricted cash at end of period	$124,964	$31,848
Supplemental disclosures of non-cash activities:
Right of use assets obtained in exchange for operating lease liabilities	$725	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$124,304	$31,848
Restricted cash, long-term	660	—
Total cash, cash equivalents and restricted cash	$124,964	$31,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.
The Company

Company Background

KalVista Pharmaceuticals, Inc. (“KalVista” or the “Company”) is a global biopharmaceutical company dedicated to developing and delivering life-changing oral therapies for individuals affected by rare diseases with significant unmet need. The Company has used its capabilities to develop sebetralstat, a novel, orally delivered, small molecule plasma kallikrein inhibitor targeting the disease hereditary angioedema (“HAE”).

On July 3, 2025, the U.S. Food and Drug Administration (the “FDA”) approved EKTERLY® (sebetralstat) for the treatment of acute attacks of HAE in adult and pediatric patients aged 12 years and older. The FDA approval was based on data from the phase 3 KONFIDENT clinical trial, published in the New England Journal of Medicine. Prior to the approval of EKTERLY, all on-demand treatment options approved in the U.S. required intravenous or subcutaneous administration, which carries a significant treatment burden. Even with the use of long-term prophylaxis, most people living with HAE continue to have unpredictable attacks and require ready access to on-demand medication.

The Company’s headquarters is located in Framingham, Massachusetts, with additional offices and research activities located in Cambridge, Massachusetts; Porton Down, United Kingdom; Salt Lake City, Utah; Zug, Switzerland; Tokyo, Japan; Berlin, Germany and Dublin, Ireland.

Liquidity

The Company has incurred operating losses since its inception. As of July 31, 2025, the Company had an accumulated deficit of $713.3 million and $191.5 million of cash, cash equivalents and marketable securities. The three months ended July 31, 2025 is the first period in which the Company generated revenue from product sales, following the FDA approval of EKTERLY. Previously, the Company funded its operations primarily through the issuance of capital stock, pre-funded warrants, and royalty financing.

In July 2025, the Company entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”) pursuant to which the Company is able to offer and sell, from time to time at its sole discretion, shares of its common stock with an aggregate offering price of up to $100.0 million (the “ATM Shares”) under the prospectus supplement, dated July 10, 2025, to the registration statement on Form S-3 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 19, 2024. During the three months ended July 31, 2025, the Company did not offer or sell any ATM Shares pursuant to the Registration Statement.

The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to increase as it begins to commercialize EKTERLY, continues to complete any post-approval regulatory obligations, and continues the development of potential additional product candidates. The Company may continue to incur substantial operating losses even as it continues to generate revenue from EKTERLY or its other products. The Company may seek to finance future cash needs through equity offerings, debt financing, corporate partnerships and product sales. The Company is subject to risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months.

Change in fiscal year

On March 13, 2025, the Company's Board of Directors approved a change to the Company’s fiscal year end from April 30 to December 31, effective December 31, 2025, resulting in an eight-month transition period from May 1, 2025 to December 31, 2025. During the transition period, the Company has elected to file this Quarterly Report on Form 10-Q for the quarter ending July 31, 2025, and then will file quarterly reports based on the new fiscal year beginning with the quarter ending September 30, 2025, pursuant to Rule 15d-10(e)(2) of the Exchange Act.

2.
Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. There were no adjustments other than normal recurring adjustments. These unaudited interim condensed consolidated financial results are not indicative of any future annual or interim period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the fiscal year ended April 30, 2025 in the Company’s Annual Report on Form 10-K filed with the SEC on July 10, 2025.

Segment Reporting: The chief operating decision maker, the CEO, manages the Company’s operations as a single operating segment for the purposes of assessing performance and making operating decisions.

Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Accounting estimates and management judgments reflected in the consolidated financial statements include: the accrual of research and development expenses, stock-based compensation, operating lease liabilities, product revenue reserve, interest expense on the Company’s royalty obligation, and assumptions used to value the embedded derivative in its royalty obligation. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

Recent Accounting Pronouncements: In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The new guidance was effective for the Company as of May 1, 2024. The adoption of ASU 2023-07 resulted in additional disclosures but did not have a material impact on the Company’s consolidated financial statements. The Company adopted the reporting requirements in its 2025 Annual Report on Form 10-K for the fiscal year ended April 30, 2025 and began providing the interim reporting requirements in its Quarterly Report on Form 10-Q for the first quarter of 2026. Refer to Note 12, Segment Information, for further details on the Company’s segment information.

The Company does not expect any recently issued accounting standards other than those included in its Annual Report on Form 10-K for the fiscal year ended April 30, 2025 to have a material impact to its financial results.

The Company has included its accounting policies for accounts receivable, inventories, revenue recognition related to product sales, net, and cost of revenue as a result of the launch of EKTERLY in the U.S.

Accounts receivable, net: The Company’s trade accounts receivable arise from product sales and represent amounts due from specialty distributors and specialty pharmacy providers. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in its customers’ credit profile. The Company reserves against these receivables for estimated losses that may arise from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve.

Inventory: The Company values inventory at the lower of cost or estimated net realizable value with cost determined on a first-in, first-out basis. Raw materials and work-in-process include all inventory costs prior to packaging and labeling, including raw material, active product ingredient, and the drug product. Finished goods include packaged and labeled products. At each reporting date, the Company evaluates the carrying value of inventory and provides valuation reserves for any estimated excess, obsolete, short-dated or unmarketable inventory. The Company’s inventory is subject to strict quality control and monitoring that is performed throughout the manufacturing process, including release of work-in-process to finished goods. In the event that certain batches or units of product do not meet quality specifications, the Company will record a write-down of any potential unmarketable inventory to its estimated net realizable value and record the expense as cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss. Prior to obtaining initial regulatory approval for an investigational product candidate, costs relating to production of pre-launch inventory are expensed as research and development expense in the period incurred. After regulatory approval has been received inventory costs are capitalized.

Revenue recognition: The Company recognizes revenue from product sales when the customer obtains control of the Company’s product. The transaction price is the amount that reflects the consideration which the Company expects to receive. The Company estimates reserves for variable consideration related to applicable discounts, rebates, chargebacks and other allowances included in its agreements with customers, payors and other third parties. The Company includes the amount of variable consideration in the transaction price to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If actual results vary significantly from the Company’s estimates, the Company adjusts its estimates in the period that the Company becomes aware of such variances.

Cost of revenue: The Company's cost of revenue is comprised of costs related to its commercial revenue, including manufacturing costs and indirect costs associated with the manufacturing and distribution of its products. The Company also may include certain period costs related to manufacturing services and inventory adjustments in cost of revenue. Cost of revenue for EKTERLY does not currently include the full cost of manufacturing until the Company manufactures and sells additional inventory after exhausting its pre-launch supply. Such pre-launch supply has previously been recorded as research and development expense.

The Company’s other significant accounting policies have not changed substantially from those included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2025.

3.
Fair Value Measurements

The following tables present information about financial assets and liability that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value as of July 31, 2025 and April 30, 2025 (in thousands):

				Balance at
	Level 1	Level 2	Level 3	July 31, 2025
Assets:
Cash equivalents	$86,586	$—	$—	$86,586
Marketable securities:
Corporate debt securities	—	56,660	—	56,660
U.S. government agency securities	—	10,501	—	10,501
Total financial assets	$86,586	$67,161	$—	$153,747
Liability:
Derivative liability	$—	$—	$9,410	$9,410

				Balance at
	Level 1	Level 2	Level 3	April 30, 2025
Assets:
Cash equivalents	$98,644	$—	$—	$98,644
Marketable securities:
Corporate debt securities	—	75,243	—	75,243
U.S. government agency securities	—	13,759	—	13,759
Total financial assets	$98,644	$89,002	$—	$187,646
Liability:
Derivative liability	$—	$—	$6,440	$6,440

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

The estimated fair value of the derivative liability as of July 31, 2025 relates to the Purchase and Sale Agreement that the Company, as guarantor, and KalVista Pharmaceuticals Limited, a wholly owned subsidiary of the Company (the “Subsidiary”), entered into with DRI Healthcare Acquisitions LP, an affiliate of DRI Healthcare Trust (“DRI”) in November 2024 (the “PSA”) and was determined using Level 3 inputs. Refer to Note 7, Purchase and Sale Agreement, for a description of the PSA. The fair value measurement of the derivative liability is sensitive to changes in the unobservable inputs used to value the financial instrument. Changes in the inputs could result in changes to the fair value of each financial instrument.

The embedded derivative liability associated with the royalty obligation contained in the PSA, as discussed further in Note 7, Purchase and Sale Agreement, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the royalty obligation on the consolidated balance sheet. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other income, net. The assumptions used in the option pricing Monte Carlo simulation model incorporates certain Level 3 inputs including: (1) the risk-adjusted discount rate and (2) the probability of a change in control occurring during the term of the instrument.

The Company recorded $4.4 million for the initial fair value of the derivative liability upon the closing of the PSA and subsequently recorded an incremental $2.0 million when the $22.0 million drawdown was recorded by Company. The initial fair value allocated to the derivative liability was recorded against the royalty obligation as a debt discount, which is being amortized in interest expense on the condensed consolidated statement of operations over the expected term using the effective interest method. The embedded derivative is subsequently remeasured at fair value each reporting period, with the change in fair value being recorded as a component of other income, net on the condensed consolidated statement of operations. For the three months ended July 31, 2025 and July 31, 2024, the Company recognized $1.1 million as a component of other income, net as the change in fair value for the $9.4 million embedded derivative liability, recorded as a component of the royalty obligation on the consolidated balance sheet as of July 31, 2025. Refer to Note 7, Purchase and Sale Agreement, for details regarding the valuation methodology related to the embedded derivative and its related inputs.

Marketable Securities

The following tables summarize the fair values of the Company’s marketable securities by type as of July 31, 2025 and April 30, 2025 (in thousands):

	July 31, 2025
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$55,984	$678	$(2)	$56,660
Obligations of the U.S. Government and its agencies	10,430	72	(1)	10,501
Total	$66,414	$750	$(3)	$67,161

	April 30, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$74,150	$1,093	$-	$75,243
Obligations of the U.S. Government and its agencies	13,594	165	—	13,759
Total investments	$87,744	$1,258	$-	$89,002

The following table summarizes the scheduled maturity for the Company’s marketable securities at July 31, 2025 (in thousands):

July 31, 2025
Maturing in one year or less	$35,107
Maturing after one year through two years	28,658
Maturing after two years through four years	3,396
Total	$67,161

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of July 31, 2025 and April 30, 2025 (in thousands):

	July 31,	April 30,
	2025	2025
Kaken receivable (Note 8)	$—	$11,000
Other prepaid expenses	6,478	5,125
Interest and other receivables	3,244	1,826
VAT receivable	767	932
Prepaid clinical activities	1,455	807
Total prepaid expenses and other current assets	$11,944	$19,690

5. Accrued Expenses

Accrued expenses consisted of the following as of July 31, 2025 and April 30, 2025 (in thousands):

	July 31,	April 30,
	2025	2025
Accrued compensation	$8,546	$16,123
Accrued research expense	4,881	6,063
Accrued professional fees	4,863	4,315
Other accrued expenses	681	806
Total accrued expenses	$18,971	$27,307

6. Leases

The Company maintains leases for office space and research laboratory space, and as of July 31, 2025, all leases were classified as operating leases. These leases have remaining lease terms ranging from 1 to 10 years, some of which include options to extend or terminate the leases.

Location	Function	Square footage	Initial Lease Term End Date	Lease Extension Options
Framingham, MA	Corporate Headquarters	32,110	2035	None
Cambridge, MA	Office Space	8,300	2028	None
Salt Lake City, UT	Office Space	6,200	2032	None
Cambridge, MA	Laboratory facility	500	2028	Option to renew annually
Porton Down, UK	Laboratory and office space facility	13,400	2028	None
Dublin, Ireland	Office Space	1,100	2028	None
Tokyo, Japan	Office Space	237	2026	None
Zug, Switzerland	Office Space	7,200	2025	Option to renew annually
Berlin, Germany	Office Space	215	2026	None

Pursuant to the headquarter lease in Framingham that was signed in July 2024, but had not commenced as of July 31, 2025, the Company provided a security deposit in the form of a letter of credit in the amount of $0.7 million which is classified in other assets on its condensed consolidated balance sheet. The office space at 200 Crossing Boulevard, Framingham, Massachusetts became the Company's corporate headquarters in September 2025. The Company continues to utilize the Cambridge office for the manufacture, sale or distribution of prescription drugs.

Total rent expense was approximately $0.8 million and $0.6 million for the three months ended July 31, 2025 and 2024, respectively, and is reflected in selling, general and administrative expenses and research and development expenses as determined by the underlying activities.

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of July 31, 2025 (in thousands):

Years ending April 30,	Operating Leases
2026	$1,413
2027	1,780
2028	1,725
2029	769
2030	234
Thereafter	430
Total minimum lease payments	6,351
Less amounts representing interest	210
Present value of minimum payments	6,141
Current portion	2,122
Long-term portion	$4,019

Total lease payments in the table above excludes approximately $11.2 million of legally binding minimum lease payments for the headquarters lease in Framingham, MA that was signed in July 2024 but had not commenced as of July 31, 2025.

7. Purchase and Sale Agreement

Royalty Liability

In November 2024, the Company entered into the PSA pursuant to which it is potentially eligible to receive payments from DRI up to $179 million. Under the terms of the synthetic royalty financing agreement, the Subsidiary received an upfront payment of $100.0 million in exchange for tiered royalty payments on worldwide net sales of sebetralstat, as follows: 5.00% on annual net sales up to and including $500.0 million (the “First Tier Royalty Rate”); 1.10% on annual net sales above $500.0 million and up to and including $750.0 million; and 0.25% on annual net sales above $750.0 million.

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

As sebetralstat was approved prior to October 1, 2025, the Subsidiary elected to receive the one-time cash payment of $22.0 million in July 2025. As a result, the First Tier Royalty Rate on net sales up to and including $500.0 million increased from 5.00% to 6.00% and the sales-based milestone increased from $50.0 million to $57.0 million. Additionally, beginning in calendar year 2031, the First Tier Royalty Rate will increase from 5.00% to 6.00% if the prior year's annual net sales are at or above $500.0 million and from 5.65% to 6.75% if the prior year's annual net sales are below $500.0 million.

On receipt of the $100.0 million payment from DRI, the Company recorded a royalty obligation of $93.6 million, net of the initial fair value of the bifurcated embedded derivative liability upon execution of the PSA, and debt issuance costs incurred. With the additional $22.0 million payment from DRI obtained in July 2025, the Company recorded a royalty obligation of $122.9 million, net of the fair value of the bifurcated embedded derivative liability. See the Sources of Liquidity in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the DRI agreement.

The PSA is considered a sale of future revenues and is accounted for as long-term debt recorded at amortized cost using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. During the three months ended July 31, 2025, the Company recorded $3.5 million of interest expense related to this arrangement on the condensed consolidated statement of operations. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method. A significant increase or decrease in actual or forecasted net sales may materially impact the revenue interest liability, interest expense, other income, and the time period for repayment. The royalty obligation, net of the bifurcated embedded derivative liability had a net carrying amount of $122.9 million as of July 31, 2025.

The PSA is denominated in US Dollars and was executed with the Company’s wholly owned U.K. Subsidiary, whose functional currency is the British Pound. As such, the Company will remeasure the liability each reporting period at current exchange rates and recognize unrealized gains and loss in other income.

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

The Company recorded $4.4 million for the initial fair value of the derivative liability upon the closing of the PSA and subsequently recorded an incremental $2.0 million when the $22.0 million drawdown was recorded by Company. The initial fair value allocated to the derivative liability was recorded against the royalty obligation as a debt discount, which is being amortized in interest expense on the condensed consolidated statement of operations over the expected term using the effective interest method. The embedded derivative is subsequently remeasured at fair value each reporting period, with the change in fair value being recorded as a component of other income, net on the condensed consolidated statement of operations. For the three months ended July 31, 2025, the Company recognized $1.1 million as a component of other income, net as the change in fair value for the embedded derivative liability as of July 31, 2025. Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheet. Of the $132.3 million royalty obligation as of July 31, 2025, the embedded derivative had a fair value of $9.4 million.

The estimated probability and timing of underlying events triggering the exercisability of the Buy-Back and Put Options contained in the PSA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. Management concluded the buy-back option probability was in the lower quarter tile of possible outcomes. As of inception, the estimated market yield used for the valuation of the derivative liability was 9.15%. As of July 31, 2025, the estimated market yield used for valuation of the derivative liability was 12.0%.

8. License, Supply and Distribution Agreement

Kaken Pharmaceutical Co., Ltd. (“Kaken”)

In April 2025, the Company entered into a License, Supply and Distribution Agreement (the “Kaken Agreement”) with Kaken Pharmaceutical Co., Ltd. (“Kaken”) pursuant to which the Company licensed exclusive commercialization rights in Japan to Kaken for the Licensed Product (as defined under the Kaken Agreement) in exchange for a non-refundable upfront payment of $11.0 million, potential regulatory and sales milestone payments totaling approximately $13.0 million, and effective royalty payments in the mid-twenties that shall be payable for each unit of revenue of Licensed Product that the Company supplies, which reflect a percentage of the Japanese National Health Insurance price of the Licensed Product. The Kaken Agreement has a 10 year initial term.

Per the terms of the Kaken Agreement, the Company is responsible for obtaining and maintaining all regulatory approvals, performing regulatory submissions for the Licensed Product in Japan and supplying the Licensed Product to Kaken. Kaken received an exclusive license to commercialize the Licensed Product in Japan, including the right to ship, store, and distribute the Licensed Product for such commercialization during the term of the Kaken Agreement. The Company retains manufacturing rights for the Licensed Product and is responsible for the Company’s own costs associated with the performance of activities under the Kaken Agreement.

Under the terms of the Kaken Agreement, Kaken paid the Company a non-refundable upfront payment of $11.0 million on June 20, 2025. The obligations have not been met as of July 31, 2025, and as such, the $11.0 million non-refundable upfront payment has been recorded as deferred revenue.

The potential regulatory and sales milestone payments that the Company is eligible to receive will be recorded if and when they become probable.

Any future potential revenue from units sold to Kaken will be recorded in accordance with ASC 606, Revenue from Contracts with Customers.

9. Product Revenues and Accounts Receivable, net

The Company’s product revenue, net of sales discounts, allowances and reserves for the three months ended July 31, 2025 and 2024 were $1.4 million and $0 million, respectively.

The Company had product sales to certain customers that each accounted for more than 10% of total gross product sales for the three months ended July 31, 2025. Sales for each of these customers as a percentage of the Company’s total gross product revenue are as follows:

Three Months Ended
July 31, 2025
Customer A	40%
Customer B	35%
Customer C	15%

As of July 31, 2025, the Company’s accounts receivable, net were $1.9 million, which was related to product sales, net of $0.1 million of discounts and allowances. As of April 30, 2025, the Company’s accounts receivable, net related to product sales was $0. The Company does not have a reserve related to credit losses against its accounts receivable and expects to collect accounts receivable in the ordinary course of business.

10. Net Loss per Share

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

Potential dilutive common share equivalents consist of:

	July 31,
	2025	2024
Stock options and awards	6,727,073	5,796,122

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. As a result, there is no difference between the Company’s basic and diluted loss per share for the periods presented.

11. Segment Information

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended July 31, 2025 and 2024 (in thousands):

	Three Months Ended
	July 31,
	2025	2024
Product revenue, net	$1,426	$—
Operating expenses:
Cost of revenue	590	—
Clinical development	7,791	14,449
Research	10,329	10,560
Regulatory & QA	2,196	1,605
Pre-commercial planning	27,088	10,651
Other SG&A	12,441	6,950
Total operating expenses	60,435	44,215
(Loss) income from operations	(59,009)	(44,215)
Other income	1,070	3,772
(Loss) income before income taxes	$(57,939)	$(40,443)
Provision for (benefit from) for income taxes	2,157	—
Net loss	$(60,096)	$(40,443)

12. Income Taxes

The provision for income taxes for the three months ended July 31, 2025 was $2.2 million, compared to $0 for the prior-year period. The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. The Company takes an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in the UK based on the profits realized, which can be significantly impacted by terms of intercompany transactions between the Company and its UK affiliate. Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

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

Management Overview

We are a global biopharmaceutical company dedicated to developing and delivering life-changing oral therapies for individuals affected by rare diseases with significant unmet needs. Our product, EKTERLY® (sebetralstat), is a novel, orally delivered, small molecule plasma kallikrein inhibitor for the treatment of acute attacks of hereditary angioedema (“HAE”) in adult and pediatric patients aged 12 years and older. EKTERLY (sebetralstat) is the first and only oral, on-demand therapy for HAE.

The efficacy and safety of EKTERLY (sebetralstat) was established by the results from the phase 3 KONFIDENT clinical trial, published in the New England Journal of Medicine in May 2024. The clinical trial met all primary and key secondary endpoints and demonstrated a favorable safety profile. HAE attacks treated with 600 mg of sebetralstat achieved the primary endpoint of beginning of symptom relief significantly faster than placebo (p=0.0013 ) with a median time to beginning of symptom relief of 1.79 hours (CI 1.33, 2.27) as compared to 6.72 hours with placebo (CI 2.33, >12). Consistent with previous studies, sebetralstat was well-tolerated, with a safety profile similar to placebo. There were no patient withdrawals due to any adverse event and no treatment-related serious adverse events (SAEs) were observed. Treatment-related adverse event rates were 2.2% for 600 mg sebetralstat as compared to 4.8% for placebo. Primary and key secondary endpoints were analyzed in a fixed, hierarchical sequence and adjusted for multiplicity. Key secondary endpoints showed:

•
Attacks treated with 600mg of sebetralstat achieved a significantly faster time to a reduction in attack severity from baseline, compared to placebo (p=0.0032); and
•
Attacks treated with 600mg sebetralstat demonstrated a significantly faster time to complete attack resolution as compared to placebo (p<0.0001).

Prior to the approval of EKTERLY, all on-demand treatment options approved in the U.S. for HAE required intravenous or subcutaneous administration, which carries a significant treatment burden. Even with the use of long-term prophylaxis as a preventative therapy, most people living with HAE continue to have unpredictable attacks and require ready access to on-demand medication. We believe that EKTERLY has the potential to fundamentally shift the manner in which HAE is managed, based upon extensive and continuing research conducted with patients, physicians and payers. Sebetralstat is currently under review with regulatory authorities in the EU, Japan, Switzerland and other territories.

Key Updates

On July 3, 2025, the U.S. Food and Drug Administration (the “FDA”) approved our NDA for EKTERLY, a novel, orally delivered, small molecule plasma kallikrein inhibitor, for the treatment of acute attacks of HAE in adult and pediatric patients aged 12 years and older. EKTERLY is the first and only oral, on-demand therapy for HAE.

In July 2025, the Medicines and Healthcare products Regulatory Agency (MHRA) of the United Kingdom (UK) granted marketing authorization for EKTERLY (sebetralstat). EKTERLY (sebetralstat) also met the requirements of the MHRA Orphan Designation criteria and will be added to the Orphan Register held by the MHRA, allowing it to benefit from up to 10 years of market exclusivity.

Also in July, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) adopted a positive opinion recommending market authorization for sebetralstat. The European Commission (EC) final decision is expected in October 2025.

Additionally, the Committee for Orphan Medicinal Products (COMP) of the European Medicines Agency (EMA) confirmed maintenance of orphan designation for sebetralstat. The decision to maintain orphan designation was based on a finding of comparable efficacy of sebetralstat to injectable on-demand treatments while offering a major contribution to patient care by reducing the morbidity of HAE attacks. Maintenance of orphan designation provides several important regulatory and financial benefits, including 10 years of market exclusivity in the EU following approval. Sebetralstat is now one of only two HAE medicines to have maintained orphan designation in the EU, highlighting its distinctive position within the HAE treatment landscape.

In June 2025, KalVista Pharmaceuticals Limited granted Pendopharm, a division of Pharmascience Inc., the exclusive rights to manage the regulatory approval process and commercialization of sebetralstat in Canada. Financial terms of the agreement were not disclosed.

Upon FDA approval of EKTERLY, KalVista Pharmaceuticals notified DRI Healthcare Acquisitions LP, an affiliate of DRI Healthcare Trust (“DRI”) that it elected to receive an optional payment of $22.0 million as part of the November 2024 royalty transaction. As a result of receiving this one-time payment from DRI, the royalty rate on the first sales tranche steps up from 5.00% to 6.00% on net sales up to and including $500.0 million and the sales-based milestone amount increases from $50.0 million to $57.0 million if annual worldwide net sales of EKTERLY meet or exceed $550.0 million in any calendar year before January 1, 2031.

Results of Operations

Refer to Note 2, Summary of Significant Accounting Policies, for a description of our significant accounting policies related to product revenue recognition and cost of revenue,

Comparison of the three months ended July 31, 2025 and 2024

The following table sets forth the key components of our results of operations for the three months ended July 31, 2025 and 2024 (in thousands):

	Three Months Ended
	July 31,		Increase
	2025	2024	(Decrease)

Product revenue, net	$1,426	$-	$1,426
Operating expenses:
Cost of revenue	590	-	590
Research and development expense	15,162	26,614	(11,452)
Selling, general and administrative expense	44,683	17,601	27,082
Other income:
Interest, exchange rate gain and other income	1,070	3,772	(2,702)

Product revenue, net. Product revenue, net was $1.4 million for the three months ended July 31, 2025 compared to zero for the three months ended July 31, 2024, as a result of our commercial launch of EKTERLY in the United States in July 2025, following the FDA approval of EKTERLY on July 3, 2025.

Cost of revenue. Cost of revenue was $0.6 million for the three months ended July 31, 2025, compared to zero for the three months ended July 31, 2024, and primarily consisted of costs related to commercial revenue, including manufacturing costs and indirect costs associated with the manufacturing and distribution of EKTERLY following the FDA approval.

Research and Development Expenses. Research and development expenses decreased $11.5 million to $15.2 million for the three months ended July 31, 2025 compared to $26.6 million in the same period in the prior fiscal year due to decreases in spending on EKTERLY of $6.5 million, personnel costs of $1.1 million, and other R&D activities of $3.9 million. The impact of exchange rates on research and development expenses was immaterial for the three months ended July 31, 2025 compared to the same period in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended
	July 31,		Increase	Percent
	2025	2024	(Decrease)	Change

EKTERLY	$5,481	$11,980	$(6,499)	-54%
Personnel	8,077	9,142	(1,065)	-12%
Other R&D	1,604	5,492	(3,888)	-71%
Total	$15,162	$26,614	$(11,452)	-43%

Other R&D costs decreased primarily due to recognizing expense associated with sebetralstat pre-commercial awareness within Selling, general and administrative expenses. We anticipate these expenses will remain approximately at current levels as the KONFIDENT-S and KONFIDENT-KID trials are ongoing and we continue preclinical research including the oral Factor XIIa inhibitor program.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $27.1 million primarily due to increases in personnel costs of $14.7 million, commercial expenses of $3.7 million, professional fees of $3.1 million, sebetralstat awareness of $1.8 million, and other administrative expenses of $3.8 million. We anticipate these expenses will continue at or above current levels to support the commercialization of EKTERLY.

Other Income. Other income decreased $2.7 million primarily due to an increase in interest expense and change in fair value of the derivative liability of $3.5 million and $1.1 million, respectively offset by the change foreign currency exchange rate gains of $1.4 million.

Liquidity and Capital Resources

The three months ended July 31, 2025 is the first period in which we have generated revenue from product sales, following the FDA approval of EKTERLY on July 3, 2025. Previously, we have funded operations primarily through the issuance of capital stock, pre-funded warrants, and royalty financing. Our working capital, primarily cash and marketable securities, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued.

Sources of Liquidity

In February 2024, we entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated, and Cantor Fitzgerald & Co., as the representatives of several underwriters to sell an aggregate of 7,016,312 shares of our common stock at a price of $15.25 per share and pre-funded warrants to purchase up to 3,483,688 shares of our common stock at a price of $15.249 per pre-funded warrant. The net proceeds from the offering, after deducting expenses, were approximately $150.1 million. As of July 31, 2025, no pre-funded warrants from the offering have been exercised.

In July 2024, we filed a registration statement on Form S-3 (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”), pursuant to which we may offer and sell securities having an aggregate public offering price of up to $300 million.

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

Also in November 2024, we entered into a securities purchase agreement with DRI to sell an aggregate of 500,000 shares of our common stock at a price of $10.00 per share in a private placement. The net proceeds from the private placement, after deducting placement agent fees and other expenses, were approximately $4.7 million.

Also, in November 2024, we entered into a royalty purchase agreement with DRI to monetize a portion of our future sebetralstat worldwide net sales. Under the terms of the agreement, we received an upfront payment of $100.0 million in exchange for tiered royalty payments on worldwide net sales of sebetralstat, which is recorded as the Royalty Liability on our Consolidated Balance Sheet. In July 2025, we received the one-time cash payment of $22.0 million as a result of obtaining FDA approval of sebetralstat before October 1, 2025.

In April 2025, we entered into a License, Supply and Distribution Agreement (the “Kaken Agreement”) with Kaken Pharmaceutical Co., Ltd. (“Kaken”) pursuant to which we have licensed exclusive commercialization rights in Japan to Kaken for the Licensed Product (as defined under the Kaken Agreement) in exchange for a non-refundable upfront payment of $11.0 million, potential regulatory and sales milestone payments totaling approximately $13.0 million and effective royalty payments in the mid-twenties that shall be payable for each unit of revenue of Licensed Product (as defined in the Kaken Agreement) that we supply, which reflect a percentage of the Japanese National Health Insurance price of the Licensed Product. On June 20, 2025, we received the upfront payment of $11.0 million.

In July 2025, we entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”) pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million (the “ATM Shares”), under the prospectus supplement, dated July 10, 2025, to the Registration Statement, through TD Cowen as sales agent. During the three months ended July 31, 2025, we did not offer or sell any ATM Shares pursuant to the Registration Statement.

Cash Flows

The following table shows a summary of the net cash flow activity for the three months ended July 31, 2025 and 2024 (in thousands):

	Three Months Ended
	July 31,
	2025	2024

Cash used in operating activities	$(54,502)	$(40,220)
Cash provided by investing activities	21,261	37,162
Cash provided by financing activities	23,210	3,000
Effect of exchange rate changes on cash and cash equivalents	2,723	117
Net (decrease) increase in cash, cash equivalents and restricted cash	$(7,308)	$59

Net cash used in operating activities

Net cash used in operating activities was $54.5 million for the three months ended July 31, 2025 and primarily consisted of a net loss of $60.0 million adjusted for stock-based compensation of $5.4 million, interest expense and issuance cost amortization associated with the sale of future royalties of $3.5 million, realized gains from available for sale securities of $0.6 million, and other changes in net working capital. Net cash used in operating activities was $40.2 million for the three months ended July 31, 2024 and primarily consisted of a net loss of $40.4 million adjusted for stock-based compensation of $3.0 million, an increase in the research and development tax credit receivable of $1.3 million, an increase in prepaid expenses and other assets of $0.8 million, and other changes in net working capital.

Net cash provided by investing activities

Net cash provided by investing activities for the three months ended July 31, 2025 was $21.3 million and primarily consisted of the sales and maturities of marketable securities of $41.6 million offset by purchases of marketable securities of $20.0 million, as compared to $37.2 million provided by investing activities during the same period in the prior year primarily due to sales and maturities of marketable securities of $38.2 million offset by purchases of marketable securities of $1.0 million.

Net cash provided by financing activities

Net cash provided by financing activities during the three months ended July 31, 2025 was $23.2 million and primarily consisted of the increase of the royalty liability of $22.0 million related to our drawdown of the milestone payment from DRI after FDA approval of EKTERLY. Net cash provided by financing activities during the same period in the prior year was $3.0 million which consisted of the issuance of common stock from equity incentive plans.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, filed with the SEC on July 10, 2025. We are party to several operating leases for office and laboratory space as of July 31, 2025.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported revenue and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 to the unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our significant accounting policies and assumptions used in applying those policies. The accounting policies and estimates that we deem to be critical are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, filed with the SEC on July 10, 2025. There have been no material changes to our critical accounting estimates in the three months ended July 31, 2025.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of July 31, 2025.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025 filed with the SEC on July 10, 2025, which may materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

Not applicable.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(c) Insider Trading Arrangements and Policies

In the first quarter of fiscal year 2026, no trading plans were adopted, modified or terminated by a director or officer of the Company.

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

KALVISTA PHARMACEUTICALS, INC.

Date: September 11, 2025	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Executive Officer (Principal Executive Officer)

Date: September 11, 2025	By:	/s/ Brian Piekos
Brian Piekos Chief Financial Officer (Principal Financial and Accounting Officer)