Form 10-Q
period 2025-09-30
KalVista Pharmaceuticals, Inc.
filed 2025-11-10
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2025

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

n/a
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	KALV	The Nasdaq Global Market

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

As of November 3, 2025, the registrant had 50,546,293 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$243,497	$182,326
Marketable securities	65,661	86,019
Accounts receivable, net	5,779	—
Inventory	458	—
Research and development tax credit receivable	1,343	11,417
Prepaid expenses and other current assets	8,488	6,217
Total current assets	325,226	285,979
Property and equipment, net	3,190	1,884
Right of use assets	9,096	5,574
Other assets	2,419	1,379
Total assets	$339,931	$294,816
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,074	$5,726
Accrued expenses	20,767	18,936
Deferred revenue	11,512	—
Lease liability - current portion	1,429	1,452
Royalty obligation - current portion	3,287	—
Total current liabilities	45,069	26,114
Lease liability - net of current portion	9,128	4,437
Royalty obligation - net of current portion	129,707	99,906
Convertible notes	139,028	—
Total liabilities	322,932	130,457
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2025 and December 31, 2024; 50,542,711 and 49,433,611 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	50	49
Additional paid-in capital	762,776	746,912
Accumulated deficit	(739,098)	(580,184)
Accumulated other comprehensive loss	(6,729)	(2,418)
Total stockholders' equity	16,999	164,359
Total liabilities and stockholders' equity	$339,931	$294,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Product revenue, net	$13,692	$—	$13,692	$—
Operating expenses:
Cost of revenue	1,232	—	1,232	—
Research and development	11,993	18,680	41,207	70,170
Selling, general and administrative	46,517	24,800	125,997	63,511
Total operating expenses	59,742	43,480	168,436	133,681
Operating loss	(46,050)	(43,480)	(154,744)	(133,681)
Other (expense) income:
Interest income	1,875	1,580	5,314	4,369
Interest expense	(4,757)	—	(10,695)	—
Foreign currency exchange (loss) gain	(884)	1,072	2,607	1,058
Other income, net	2,491	1,744	4,153	5,725
Total other (expense) income	(1,275)	4,396	1,379	11,152
Loss before income tax expense	(47,325)	(39,084)	(153,365)	(122,529)
Income tax expense	2,157	—	5,549	—
Net loss	$(49,482)	$(39,084)	$(158,914)	$(122,529)

Other comprehensive (loss) income:
Foreign currency translation gain (loss)	911	29	(3,296)	(15)
Unrealized holding gain on marketable securities	187	1,155	736	1,929
Reclassification adjustment for realized holding gain on marketable securities included in net loss	(771)	(557)	(1,751)	(983)
Total other comprehensive (loss) income	327	627	(4,311)	931
Comprehensive loss	$(49,155)	$(38,457)	$(163,225)	$(121,598)

Weighted average shares outstanding-basic and diluted	53,883,681	46,590,154	53,430,874	44,165,934
Net loss per share
Basic and diluted	$(0.92)	$(0.84)	$(2.97)	$(2.77)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2024	49,433,611	$49	$746,912	$(580,184)	$(2,418)	$164,359
Issuance of common stock from equity incentive plans	178,323	1	1,794	—	—	1,795
Issuance of common stock from employee stock purchase plan	59,599	—	429	—	—	429
Release of restricted stock units	84,915	—	—	—	—	—
Stock-based compensation	—	—	3,240	—	—	3,240
Net loss	—	—	—	(51,836)	—	(51,836)
Foreign currency translation loss	—	—	—	—	(1,236)	(1,236)
Unrealized holding gain on marketable securities	—	—	—	—	263	263
Reclassification adjustment for realized holding gain on marketable securities included in net loss	—	—	—	—	(256)	(256)
Balance at March 31, 2025	49,756,448	50	752,375	(632,020)	(3,647)	116,758
Issuance of common stock from equity incentive plans	11,716	—	124	—	—	124
Release of restricted stock units	185,575	—	—	—	—	—
Stock-based compensation	—	—	3,568	—	—	3,568
Net loss	—	—	—	(57,596)	—	(57,596)
Foreign currency translation loss	—	—	—	—	(2,971)	(2,971)
Unrealized holding gain on marketable securities	—	—	—	—	286	286
Reclassification adjustment for realized holding gain on marketable securities included in net loss	—	—	—	—	(724)	(724)
Balance at June 30, 2025	49,953,739	50	756,067	(689,616)	(7,056)	59,445
Issuance of common stock from equity incentive plans	61,269	—	593	—	—	593
Issuance of common stock from employee stock purchase plan	92,127	—	692	—	—	692
Release of restricted stock units	435,576	—	—	—	—	—
Stock-based compensation	—	—	5,424	—	—	5,424
Net loss	—	—	—	(49,482)	—	(49,482)
Foreign currency translation gain	—	—	—	—	911	911
Unrealized holding gain on marketable securities	—	—	—	—	187	187
Reclassification adjustment for realized holding gain on marketable securities included in net loss	—	—	—	—	(771)	(771)
Balance at September 30, 2025	50,542,711	$50	$762,776	$(739,098)	$(6,729)	$16,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2023	34,558,709	$35	$515,757	$(414,616)	$(3,305)	$97,871
Issuance of common stock from equity incentive plans	3,632	—	30	—	—	30
Issuance of common stock from employee stock purchase plan	36,914	—	284	—	—	284
Release of restricted stock units	723,955	1	(1)	—	—	—
Issuance of common stock, net of issuance costs of $0.5 million	7,016,312	7	96,938	—	—	96,945
Issuance of pre-funded warrants for the purchase of common stock	—	—	53,123	—	—	53,123
Stock-based compensation	—	—	12,412	—	—	12,412
Net loss	—	—	—	(43,105)	—	(43,105)
Foreign currency translation loss	—	—	—	—	(17)	(17)
Unrealized holding gain on marketable securities	—	—	—	—	192	192
Reclassification adjustment for realized holding gain on marketable securities included in net loss	—	—	—	—	(133)	(133)
Balance at March 31, 2024	42,339,522	43	678,543	(457,721)	(3,263)	217,602
Issuance of common stock from equity incentive plans	38,959	—	282	—	—	282
Release of restricted stock units	174,713	—	—	—	—	—
Exercise of pre-funded warrants for the purchase of common stock	182,453	—	—	—	—	—
Stock-based compensation	—	—	3,121	—	—	3,121
Net loss	—	—	—	(40,340)	—	(40,340)
Foreign currency translation loss	—	—	—	—	(27)	(27)
Unrealized holding gain on marketable securities	—	—	—	—	582	582
Reclassification adjustment for realized holding gain on marketable securities included in net loss	—	—	—	—	(293)	(293)
Balance at June 30, 2024	42,735,647	43	681,946	(498,061)	(3,001)	180,927
Issuance of common stock from equity incentive plans	323,180	—	2,440	—	—	2,440
Issuance of common stock from employee stock purchase plan	44,574	—	447	—	—	447
Release of restricted stock units	152,841	—	—	—	—	—
Stock-based compensation	—	—	3,173	—	—	3,173
Net loss	—	—	—	(39,084)	—	(39,084)
Foreign currency translation gain	—	—	—	—	29	29
Unrealized holding gain on marketable securities	—	—	—	—	1,155	1,155
Reclassification adjustment for realized holding gain on marketable securities included in net loss	—	—	—	—	(557)	(557)
Balance at September 30, 2024	43,256,242	$43	$688,006	$(537,145)	$(2,374)	$148,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KalVista Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(158,914)	$(122,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	867	664
Stock-based compensation expense	12,232	18,706
Realized gain from sale of marketable securities	(1,752)	(983)
Non cash operating lease expense	(33)	(4)
Amortization of premium on marketable securities	22	14
Foreign currency exchange loss (gain)	(6,879)	(110)
Non-cash interest expense and amortization of issuance costs	10,569	—
Fair value adjustment to derivative liability	1,306	—
Impairment of right of use assets	1,190	—
Changes in operating assets and liabilities:
Research and development tax credit receivable	10,616	12,458
Accounts receivable, net	(5,779)	—
Inventory	(457)	—
Prepaid expenses and other assets	(3,163)	(514)
Accounts payable	6,093	1,011
Accrued expenses and other liabilities	(4,154)	(365)
Deferred revenue	11,251	—
Net cash used in operating activities	(126,985)	(91,652)
Cash flows from investing activities:
Purchases of marketable securities	(105,772)	(148,437)
Sales and maturities of marketable securities	127,889	93,079
Acquisition of property and equipment	(1,863)	(53)
Disposal of property and equipment	12	—
Capitalized website development costs	(394)	(293)
Net cash provided by (used in) investing activities	19,872	(55,704)
Cash flows from financing activities:
Proceeds from sale of convertible notes	139,438	—
Proceeds from the royalty agreement	21,259	—
Issuance of common stock, net of issuance costs of $0.5 million	—	96,945
Issuance of pre-funded warrants	—	53,123
Issuance of common stock from equity incentive plans	2,539	2,808
Issuance of common stock from employee stock purchase plan	1,154	730
Net cash provided by financing activities	164,390	153,606
Effect of exchange rate changes	4,042	571
Net increase in cash, cash equivalents and restricted cash	61,319	6,821
Cash, cash equivalents and restricted cash at beginning of the period	182,978	33,778
Cash, cash equivalents and restricted cash at end of the period	$244,297	$40,599
Less: Restricted cash in other assets	800	—
Cash and cash equivalents	$243,497	$40,599

Supplemental disclosure of non-cash activities
Lease liabilities arising from obtaining right of use assets	$4,978	$433
Property and equipment included in accounts payable and accrued expenses	$188	$—
Accrued debt issuance costs	$412	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

On July 3, 2025, the U.S. Food and Drug Administration (the “FDA”) approved EKTERLY® (sebetralstat) for the treatment of acute attacks of HAE in adult and pediatric patients aged 12 years and older. Subsequently, in July 2025, the UK's Medicines and Healthcare products Regulatory Agency (“MHRA”) approved EKTERLY; in September 2025, both the European Commission and the Swiss Agency for Therapeutic Products, Swissmedic, approved EKTERLY for the symptomatic treatment of acute attacks of HAE in adults and adolescents aged 12 years and older; and most recently in October 2025, Australia approved EKTERLY for the symptomatic treatment of acute attacks of HAE in adults and adolescents aged 12 years and older. As of October 2025, the Company has initiated commercial sales in the U.S. and Germany.

These regulatory approvals were based on data from the phase 3 KONFIDENT clinical trial, published in the New England Journal of Medicine. Prior to the approval of EKTERLY, all on-demand treatment options approved in the U.S. required intravenous or subcutaneous administration, which carries a significant treatment burden. Even with the use of long-term prophylaxis, most people living with HAE continue to have unpredictable attacks and require ready access to on-demand medication.

The Company’s headquarters is located in Framingham, Massachusetts, with additional offices and research activities located in Cambridge, Massachusetts; Porton Down, United Kingdom; Salt Lake City, Utah; Zug, Switzerland; Tokyo, Japan; Berlin, Germany and Dublin, Ireland.

Liquidity

The Company has incurred operating losses since its inception. As of September 30, 2025, the Company had an accumulated deficit of $739.1 million and $309.2 million of cash, cash equivalents and marketable securities. The three months ended September 30, 2025 is the first period in which the Company generated revenue from product sales, following the FDA approval of EKTERLY. The Company has funded its operations primarily through the issuance of capital stock, pre-funded warrants, convertible debt and royalty financing.

In July 2025, the Company entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”) pursuant to which the Company is able to offer and sell, from time to time at its sole discretion, shares of its common stock with an aggregate offering price of up to $100.0 million (the “ATM Shares”) under the prospectus supplement, dated July 10, 2025, to the registration statement on Form S-3 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 19, 2024. During the three months ended September 30, 2025, the Company did not offer or sell any ATM Shares pursuant to the Registration Statement.

In September 2025, the Company entered into an indenture agreement with U.S. Bank Trust Company, National Association, as trustee to issue $143.8 million aggregate principal amount of convertible senior notes (“Notes”).

The Company anticipates that it will continue to incur losses for the foreseeable future in connection with the global commercialization of EKTERLY, continued development activity to expand the treatable patient population of EKTERLY to include pediatric patients ages 2-11, and efforts to develop other potential additional product candidates. The Company may continue to incur substantial operating losses even as it continues to generate revenue from EKTERLY. The Company may seek to finance future cash needs through equity offerings, debt financings, corporate partnerships and product sales. The Company is subject to risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued.

Change in fiscal year

On March 13, 2025, the Company's Board of Directors approved a change to the Company’s fiscal year end from April 30 to December 31, effective December 31, 2025, resulting in an eight-month transition period from May 1, 2025 to December 31, 2025. Beginning with this Quarterly Report on Form 10-Q for the quarter ending September 30, 2025, the Company will file quarterly reports based on the new fiscal year, pursuant to Rule 15d-10(e)(2) of the Exchange Act.

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

Recent Accounting Pronouncements: The Company does not expect any recently issued accounting standards to have a material impact to its financial statements or disclosures.

Significant Accounting Policies: The Company has included its accounting policies for accounts receivable, inventories, revenue recognition related to product sales, net, and cost of revenue as a result of the launch of EKTERLY in the U.S. For details about the Company's accounting policies, please read Note 2, Summary of Significant Accounting Policies in the Annual Report on Form 10-K for the fiscal year ended April 30, 2025, filed with the SEC on July 10, 2025.

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

Inventory: The Company values inventory at the lower of cost or estimated net realizable value with cost determined on a first-in, first-out basis. Raw materials and work-in-process include all inventory costs prior to packaging and labeling, including raw material, active product ingredient, and the drug product. Finished goods include packaged and labeled products. At each reporting date, the Company evaluates the carrying value of inventory and provides valuation reserves for any estimated excess, obsolete, short-dated or unmarketable inventory. In the event that certain batches or units of product do not meet quality specifications, the Company will record a write-down of any potential unmarketable inventory to its estimated net realizable value and record the expense as cost of revenue in the consolidated statements of operations and comprehensive loss. Prior to obtaining initial regulatory approval for an investigational product candidate, costs relating to production of pre-launch inventory are expensed as research and development expense in the period incurred. After initial regulatory approval has been received, inventory costs are capitalized.

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

3.
Fair Value Measurements

The following tables present information about financial assets and liability that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$74,035	$74,035	$—	$—
Corporate debt securities	49,289	—	49,289	—
U.S. government agency securities	16,372	—	16,372	—
Total assets	$139,696	$74,035	$65,661	$—
Liabilities
Derivative liability	$8,020	$—	$—	$8,020
Total liabilities	$8,020	$—	$—	$8,020

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$29,488	$29,488	$—	$—
Corporate debt securities	76,199	—	76,199	—
U.S. government agency securities	9,820	—	9,820	—
Total assets	$115,507	$29,488	$86,019	$—
Liabilities
Derivative liability	$4,430	$—	$—	$4,430
Total liabilities	$4,430	$—	$—	$4,430

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

The Company classifies all of its debt securities as available-for-sale. Unrealized gains and losses on investments are recognized in accumulated other comprehensive loss in the consolidated balance sheets, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are included in other income, net in the consolidated statements of operations and comprehensive loss and are determined using the specific identification method with transactions recorded on a trade date basis.

The estimated fair value of the derivative liability as of September 30, 2025 relates to the Purchase and Sale Agreement that the Company, as guarantor, and KalVista Pharmaceuticals Limited, a wholly owned subsidiary of the Company (the “Subsidiary”), entered into with DRI Healthcare Acquisitions LP, an affiliate of DRI Healthcare Trust (“DRI”) in November 2024 (the “PSA”) and was determined using Level 3 inputs. Refer to Note 7, Purchase and Sale Agreement, for a description of the PSA. The fair value measurement of the derivative liability is sensitive to changes in the unobservable inputs used to value the financial instrument. Changes in the inputs could result in changes to the fair value of each financial instrument.

The embedded derivative liability associated with the royalty obligation contained in the PSA, as discussed further in Note 7, Purchase and Sale Agreement, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the royalty obligation in the consolidated balance sheets. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other income, net in the consolidated statements of operations and comprehensive loss. The assumptions used in the option pricing Monte Carlo simulation model incorporates certain Level 3 inputs including: (1) the risk-adjusted discount rate and (2) the probability of a change in control occurring during the term of the instrument.

The Company recorded $4.4 million for the initial fair value of the derivative liability upon the closing of the PSA and subsequently recorded an incremental $2.0 million when the $22.0 million drawdown was recorded by Company. The initial fair value allocated to the derivative liability was recorded against the royalty obligation as a debt discount, which is being amortized in interest expense in the consolidated statements of operations and comprehensive loss over the expected term using the effective interest method. The embedded derivative is subsequently remeasured at fair value each reporting period, with the change in fair value being recorded as a component of other income, net in the consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2025, the Company recognized $0.5 million and $1.3 million, respectively as a component of other income, net as the change in fair value for the embedded derivative liability, recorded as a component of the royalty obligation in the consolidated balance sheets as of September 30, 2025. Refer to Note 7, Purchase and Sale Agreement, for details regarding the valuation methodology related to the embedded derivative and its related inputs.

Marketable Securities

The following tables summarize the fair values of the Company’s marketable securities by type as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate debt securities	$49,101	$189	$(1)	$49,289
U.S. government agency securities	16,320	52	—	16,372
Total	$65,421	$241	$(1)	$65,661

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate debt securities	$75,085	$1,116	$(2)	$76,199
U.S. government agency securities	9,734	86	—	9,820
Total	$84,819	$1,202	$(2)	$86,019

The following table summarizes the scheduled maturity for the Company’s marketable securities at September 30, 2025 (in thousands):

As of September 30, 2025
Maturing in one year or less	$20,302
Maturing after one year through two years	39,012
Maturing after two years through four years	6,347
Total	$65,661

4.
Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	As of	As of
	September 30, 2025	December 31, 2024
Accrued compensation	$10,997	$8,336
Accrued professional fees	4,234	3,924
Accrued research expense	3,020	5,983
Other accrued expenses	2,516	693
Total accrued expenses	$20,767	$18,936

5.
Leases

The Company maintains leases for office space and research laboratory space, and as of September 30, 2025, all leases were classified as operating leases. These leases have remaining lease terms ranging from 1 to 10 years, some of which include options to extend or terminate the leases.

Pursuant to the headquarter lease in Framingham, which commenced in September 2025, the Company provided a security deposit in the form of a letter of credit in the amount of $0.7 million which is classified in other assets in the consolidated balance sheets. The Company continues to utilize the Cambridge office for the manufacture, sale or distribution of prescription drugs.

Total rent expense was approximately $2.4 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively, and is reflected in selling, general and administrative expenses and research and development expenses as determined by the underlying activities.

In September 2025, the Company entered into a sublease agreement for the entirety of its office space in Cambridge for the remaining lease term for total rental payments of approximately $1.2 million. As a result of the sublease, the Company recorded an impairment charge of $1.2 million to the right of use asset related to the sublease, reducing the carrying value of the lease asset to its estimated fair value. The impairment charge is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2025, the Company recognized $31.2 thousand of sublease income, which is included in other income, net in the consolidated statements of operations and comprehensive loss.

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of September 30, 2025 (in thousands):

Years ending December 31,
2025	$403
2026	2,317
2027	2,735
2028	2,204
2029	1,226
Thereafter	7,529
Total minimum lease payments	16,414
Less: imputed interest and tenant incentive reimbursable by lessor	5,857
Total operating lease liabilities	$10,557
Included in the condensed consolidated balance sheet:
Lease liability - current portion	$1,429
Lease liability - net of current portion	9,128
Total operating lease liabilities	$10,557

Total lease payments in the table above excludes approximately $1.5 million of legally binding minimum lease payments for the lease in Zug, Switzerland that was signed in July 2025 but had not commenced as of September 30, 2025.

6.
Indebtedness

In September 2025, the Company issued $143.8 million aggregate principal amount of Notes due on October 1, 2031. The Notes are senior, unsecured obligations of the Company and bear interest at a rate of 3.250% per year, payable semi-annually in arrears on April

1 and October 1 of each year, beginning on April 1, 2026. The net proceeds were $139.0 million after deducting the discount and offering expenses of $4.7 million. The debt discount is amortized under the effective interest method and recorded as additional interest expense over the life of the Notes. The effective interest rate on the Notes is 3.86%.

The Notes are not redeemable by the Company prior to October 5, 2028. On or after October 5, 2028 and prior to July 1, 2031, the Company may redeem for cash all or part of the Notes at a redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, based on certain criteria, as noted in the indenture agreement.

Upon conversion, the Company may pay cash, deliver shares of its common stock or a combination of cash and common stock, as determined by the Company at its discretion. The Notes may be convertible into shares of the Company's common stock under certain circumstances prior to maturity at a conversion rate of 59.4919 shares per $1,000 principal amount of the Notes, which represents an initial conversion price of $16.81 per share, subject to adjustment.

7.
Purchase and Sale Agreement

Royalty Liability

In November 2024, the Company entered into the PSA pursuant to which it is potentially eligible to receive payments from DRI up to $179 million. Under the terms of the synthetic royalty financing agreement, the Subsidiary received an upfront payment of $100.0 million in exchange for tiered royalty payments on worldwide net sales of sebetralstat, as follows: 5.00% on annual net sales up to and including $500.0 million (the “First Tier Royalty Rate”); 1.10% on annual net sales above $500.0 million and up to and including $750.0 million; and 0.25% on annual net sales above $750.0 million. In May 2025, the Company and DRI entered into a non-material amendment to the PSA (the “First Amendment to the PSA”) pursuant to which the parties agreed to amend the PSA to change the definition of “fiscal quarter” to mean each period of three (3) consecutive months ending on March 31, June 30, September 30, and December 31. The foregoing description of the First Amendment to the PSA does not purport to be complete and is qualified in its entirety by the full text of the First Amendment to the PSA, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

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

On receipt of the $100.0 million payment from DRI, the Company recorded a royalty obligation of $93.6 million, net of the initial fair value of the bifurcated embedded derivative liability upon execution of the PSA, and debt issuance costs incurred. With the additional $22.0 million payment from DRI obtained in July 2025, the Company recorded a royalty obligation of $122.9 million, net of the fair value of the bifurcated embedded derivative liability. See the Sources of Liquidity in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the DRI agreement. In September 2025, the Company and DRI entered into a second non-material amendment to the PSA (the “Second Amendment to the PSA”) pursuant to which the parties agreed to amend the PSA solely to replace the original DRI counterparty, DRI Healthcare Acquisitions, LP, with a new entity, DRI UK LP. The foregoing description of the Second Amendment to the PSA does not purport to be complete and is qualified in its entirety by the full text of the Second Amendment to the PSA, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

The PSA is considered a sale of future revenues and is accounted for as long-term debt recorded at amortized cost using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. During the three and nine months ended September 30, 2025, the Company recorded $4.7 million and $10.7 million of interest expense, respectively, related to this arrangement in the consolidated statements of operations and comprehensive loss. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method. A significant increase or decrease in actual or forecasted net sales may materially impact the revenue interest liability, interest expense, other income, and the time period for repayment. The royalty obligation, net of the bifurcated embedded derivative liability had a net carrying amount of $125.0 million as of September 30, 2025.

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

The Company recorded $4.4 million for the initial fair value of the derivative liability upon the closing of the PSA and subsequently recorded an incremental $2.0 million when the $22.0 million drawdown was recorded by Company. The initial fair value allocated to the derivative liability was recorded against the royalty obligation as a debt discount, which is being amortized in interest expense in the consolidated statements of operations and comprehensive loss over the expected term using the effective interest method. The embedded derivative is subsequently remeasured at fair value each reporting period, with the change in fair value being recorded as a component of other income, net in the consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2025, the Company recognized $0.5 million and $1.3 million, respectively, as a component of other income, net as the change in fair value for the embedded derivative liability. Bifurcated embedded derivatives are classified with the related host contract in the Company’s consolidated balance sheets. Of the $133.0 million royalty obligation as of September 30, 2025, the embedded derivative had a fair value of $8.0 million.

The estimated probability and timing of underlying events triggering the exercisability of the Buy-Back and Put Options contained in the PSA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. Management concluded the Buy-Back Option probability was in the lower quartile of possible outcomes. At inception, the estimated market yield used for the valuation of the derivative liability was 9.15%. As of September 30, 2025, the estimated market yield used for valuation of the derivative liability was 10.40%.

8.
License, Supply and Distribution Agreement

Kaken Pharmaceutical Co., Ltd. (“Kaken”)

In April 2025, the Company entered into a License, Supply and Distribution Agreement (the “Kaken Agreement”) with Kaken Pharmaceutical Co., Ltd. (“Kaken”) pursuant to which the Company licensed exclusive commercialization rights in Japan to Kaken for the Licensed Product (as defined under the Kaken Agreement) in exchange for a non-refundable upfront payment of $11.0 million, potential regulatory and sales milestone payments totaling approximately $13.0 million, and effective royalty payments in the mid-twenties percentage that shall be payable for each unit of revenue of Licensed Product that the Company supplies, which reflect a percentage of the Japanese National Health Insurance price of the Licensed Product. The Kaken Agreement has a 10-year initial term.

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

Under the terms of the Kaken Agreement, Kaken paid the Company a non-refundable upfront payment of $11.0 million on June 20, 2025. The obligations have not been met as of September 30, 2025, and as such, the $11.0 million non-refundable upfront payment has been recorded as deferred revenue.

The potential regulatory and sales milestone payments that the Company is eligible to receive will be recorded if and when they become probable.

Any future potential revenue from units sold to Kaken will be recorded in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

9.
Product Revenues and Accounts Receivable, net

The Company’s product revenue, net of sales discounts, allowances and reserves for both the three and nine months ended September 30, 2025 and 2024 was $13.7 million and $0.0 million, respectively.

The Company had product sales to certain customers that each accounted for more than 10% of total gross product sales for the three and nine months ended September 30, 2025 and 2024. Sales for each of these customers as a percentage of the Company’s total gross product revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	35%	0%	35%	0%
Customer B	33%	0%	33%	0%
Customer C	27%	0%	27%	0%

As of September 30, 2025, the Company’s accounts receivable, net were $5.8 million, which was related to product sales, net of $0.6 million of discounts and allowances. As of December 31, 2024, the Company’s accounts receivable, net related to product sales was $0.0 million. The Company does not have a reserve related to credit losses against its accounts receivable and expects to collect accounts receivable in the ordinary course of business.

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

Potential dilutive common share equivalents consist of:

	September 30,
	2025	2024
Common stock issuable under equity incentive plans	6,743,124	5,804,326
Common stock issuable upon conversion of notes	8,551,960	—
Total	15,295,084	5,804,326

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue, net	$13,692	$—	$13,692	$—
Operating expenses:
Cost of revenue	1,232	—	1,232	—
Clinical development	4,891	9,739	22,445	35,859
Research	9,941	10,131	29,799	33,378
Regulatory & QA	2,070	2,696	6,647	4,819
Commercial	28,086	13,070	72,891	29,295
Other SG&A	13,522	7,844	35,422	30,330
Total operating expenses	59,742	43,480	168,436	133,681
Operating loss	(46,050)	(43,480)	(154,744)	(133,681)
Other (expense) income	(1,275)	4,396	1,379	11,152
Loss before income tax expense	(47,325)	(39,084)	(153,365)	(122,529)
Income tax expense	2,157	—	5,549	—
Net loss	$(49,482)	$(39,084)	$(158,914)	$(122,529)

12.
Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2025 was $2.2 million and $5.5 million, respectively, compared to $0.0 million for the three and nine months ended September 30, 2024. The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. The Company takes an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in the UK based on the profits realized, which can be significantly impacted by terms of intercompany transactions between the Company and its UK affiliate. Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

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

Management Overview

We are a global biopharmaceutical company dedicated to developing and delivering life-changing oral therapies for individuals affected by rare diseases with significant unmet needs. Our product, EKTERLY® (sebetralstat), is a novel, orally delivered, small molecule plasma kallikrein inhibitor for the treatment of acute attacks of hereditary angioedema (“HAE”) in adult and pediatric patients aged 12 years and older. EKTERLY (sebetralstat) is the first and only oral, on-demand therapy for HAE. On July 3, 2025, the U.S. Food and Drug Administration (the “FDA”) approved EKTERLY® (sebetralstat) for the treatment of acute attacks of HAE in adult and pediatric patients aged 12 years and older. Subsequently, in July 2025, the UK's Medicines and Healthcare products Regulatory Agency (“MHRA”) approved EKTERLY; in September 2025, both the European Commission and the Swiss Agency for Therapeutic Products, Swissmedic, approved EKTERLY for the symptomatic treatment of acute attacks of HAE in adults and adolescents aged 12 years and older; and most recently in October 2025, Australia approved EKTERLY for the symptomatic treatment of acute attacks of HAE in adults and adolescents aged 12 years and older. As of October 2025, the Company has initiated commercial sales in the U.S. and Germany.

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

Prior to the approval of EKTERLY, all on-demand treatment options approved in the U.S. for HAE required intravenous or subcutaneous administration, which carries a significant treatment burden. Even with the use of long-term prophylaxis as a preventative therapy, most people living with HAE continue to have unpredictable attacks and require ready access to on-demand medication. We believe that EKTERLY has the potential to fundamentally shift the manner in which HAE is managed, based upon extensive and continuing research conducted with patients, physicians and payers. Sebetralstat is currently under review with regulatory authorities in Japan and Singapore.

Key Updates

On July 3, 2025, the U.S. Food and Drug Administration (the “FDA”) approved our New Drug Application for EKTERLY, a novel, orally delivered, small molecule plasma kallikrein inhibitor, for the treatment of acute attacks of HAE in adult and pediatric patients aged 12 years and older. EKTERLY is the first and only oral, on-demand therapy for HAE.

In July 2025, the Medicines and Healthcare products Regulatory Agency (“MHRA”) of the UK granted marketing authorization for EKTERLY (sebetralstat). EKTERLY (sebetralstat) also met the requirements of the MHRA Orphan Designation criteria and will be added to the Orphan Register held by the MHRA, allowing it to benefit from up to 10 years of market exclusivity.

Also in July, the Committee for Medicinal Products for Human Use of the European Medicines Agency (“EMA”) adopted a positive opinion recommending market authorization for sebetralstat. We received the European Commission's (“EC”) final decision in September 2025.

Additionally, the Committee for Orphan Medicinal Products of the EMA confirmed maintenance of orphan designation for sebetralstat. The decision to maintain orphan designation was based on a finding of comparable efficacy of sebetralstat to injectable on-demand treatments while offering a major contribution to patient care by reducing the morbidity of HAE attacks. Maintenance of orphan designation provides several important regulatory and financial benefits, including 10 years of market exclusivity in the EU following approval. Sebetralstat is now one of only two HAE medicines to have maintained orphan designation in the EU, highlighting its distinctive position within the HAE treatment landscape.

In June 2025, KalVista Pharmaceuticals Limited granted Pendopharm, a division of Pharmascience Inc., the exclusive rights to manage the regulatory approval process and commercialization of sebetralstat in Canada. Financial terms of the agreement were not disclosed.

Upon FDA approval of EKTERLY, we notified DRI Healthcare Acquisitions LP, an affiliate of DRI Healthcare Trust (“DRI”) that we elected to receive the optional payment of $22.0 million as part of the November 2024 royalty transaction. As a result of receiving this one-time payment from DRI, the royalty rate on the first sales tranche steps up from 5.00% to 6.00% on net sales up to and including $500.0 million and the sales-based milestone amount increases from $50.0 million to $57.0 million if annual worldwide net sales of EKTERLY meet or exceed $550.0 million in any calendar year before January 1, 2031.

In September 2025, the EC and the Swiss Agency for Therapeutic Products, Swissmedic, approved EKTERLY for the symptomatic treatment of acute attacks of HAE in adults and adolescents aged 12 years and older. We initiated our first European launch in Germany in October 2025, with availability in Switzerland anticipated in the second half of 2026, pending finalization of reimbursement plans.

Results of Operations

Refer to Note 2, Summary of Significant Accounting Policies, for a description of our significant accounting policies related to product revenue recognition and cost of revenue,

Comparison of the three and nine months ended September 30, 2025 and 2024

The following table sets forth the key components of our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Product revenue, net	$13,692	$—	$13,692	100%
Operating expenses:
Cost of revenue	1,232	—	1,232	100%
Research and development	11,993	18,680	(6,687)	-36%
Selling, general and administrative	46,517	24,800	21,717	88%
Total operating expenses	59,742	43,480	16,262	37%
Operating loss	(46,050)	(43,480)	(2,570)	6%
Other (expense) income	(1,275)	4,396	(5,671)	-129%
Loss before income tax expense	$(47,325)	$(39,084)	$(8,241)	21%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Product revenue, net	$13,692	$—	$13,692	100%
Operating expenses:
Cost of revenue	1,232	—	1,232	100%
Research and development	41,207	70,170	(28,963)	-41%
Selling, general and administrative	125,997	63,511	62,486	98%
Total operating expenses	168,436	133,681	34,755	26%
Operating loss	(154,744)	(133,681)	(21,063)	16%
Other income	1,379	11,152	(9,773)	-88%
Loss before income tax expense	$(153,365)	$(122,529)	$(30,836)	25%

Product revenue, net. Product revenue, net increased by $13.7 million for the three and nine months ended September 30, 2025 compared with the three and nine months ended September 30, 2024 as a result of our commercial launch of EKTERLY in the United States in July 2025, following the FDA approval of EKTERLY on July 3, 2025.

Cost of revenue. Cost of revenue increased by $1.2 million for the three and nine months ended September 30, 2025 compared with the three and nine months ended September 30, 2024 and primarily consisted of manufacturing costs and costs associated with the distribution of EKTERLY following the FDA approval.

Research and Development Expenses. Research and development expenses decreased by $6.7 million for the three months ended September 30, 2025 compared with the three months ended September 30, 2024 due to decreases in spending on sebetralstat of $4.6 million and other R&D activities of $2.7 million offset by an increase in personnel costs. For the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024, spending decreased by $29.0 million due to decreases in spending on sebetralstat of $15.2 million, personnel costs of $6.2 million, and other R&D activities of $7.5 million. The impact of exchange rates on research and development expenses was immaterial for the three and nine months ended September 30, 2025 compared to the same periods in the prior fiscal year, which is reflected in the figures above.

Research and development expenses by major programs or categories were as follows for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Sebetralstat	$3,074	$7,625	$(4,551)	-60%
Personnel	8,029	7,484	545	7%
Other R&D	890	3,571	(2,681)	-75%
Total research and development	$11,993	$18,680	$(6,687)	-36%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Sebetralstat	$13,218	$28,452	$(15,234)	-54%
Personnel	21,867	28,064	(6,197)	-22%
Other R&D	6,122	13,654	(7,532)	-55%
Total research and development	$41,207	$70,170	$(28,963)	-41%

Other R&D costs decreased primarily due to recognizing expense associated with sebetralstat pre-commercial awareness within Selling, general and administrative expenses. We anticipate these expenses will remain approximately at current levels as the KONFIDENT-S and KONFIDENT-KID trials are ongoing and we continue preclinical research including the oral Factor XIIa inhibitor program.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $21.7 million for the three months ended September 30, 2025 compared with the three months ended September 30, 2024 primarily due to increases in personnel costs of $13.2 million, professional fees of $1.7 million, commercial expenses of $0.7 million, and other administrative expenses of $6.1 million. Selling, general and administrative expenses increased by $62.5 million for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 primarily due to increases in personnel costs of $33.9 million, commercial expenses of $8.0 million, medical awareness expenses of $6.1 million, professional fees of $4.9 million, and other administrative expenses of $9.6 million. We anticipate these expenses will continue at or above current levels to support the commercialization of EKTERLY.

Other (Expense) Income. Other (expense) income decreased by $5.7 million for the three months ended September 30, 2025 compared with the three months ended September 30, 2024 primarily due to an increase in interest expense and unfavorable changes in foreign currency exchange rates of $4.8 million and $2.0 million, respectively offset by the change in fair value of the derivative liability of $0.6 million. Other income decreased by $9.8 million for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 primarily due to an increase in interest expense, change in fair value of the derivative liability, and decrease in the R&D tax credit of $10.7 million, $1.2 million, and $1.1 million, respectively, offset by the change in foreign currency exchange rate gains, interest income, and realized gains on marketable securities of $1.5 million, $0.9 million, and $0.8 million, respectively.

Liquidity and Capital Resources

The three months ended September 30, 2025 is the first period in which we have generated revenue from product sales, following the FDA approval of EKTERLY on July 3, 2025. We have funded operations primarily through the issuance of capital stock, pre-funded warrants, convertible debt and royalty financing. Our working capital, primarily cash and marketable securities, is anticipated to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued.

Sources of Liquidity

In February 2024, we entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated, and Cantor Fitzgerald & Co., as the representatives of several underwriters to sell an aggregate of 7,016,312 shares of our common stock at a price of $15.25 per share and pre-funded warrants to purchase up to 3,483,688 shares of our common stock at a price of $15.249 per pre-funded warrant. The net proceeds from the offering, after deducting expenses, were approximately $150.1 million. As of September 30, 2025, no pre-funded warrants from the offering have been exercised.

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

Also, in November 2024, we entered into a royalty purchase agreement with DRI to monetize a portion of our future sebetralstat worldwide net sales. Under the terms of the agreement, we received an upfront payment of $100.0 million in exchange for tiered royalty payments on worldwide net sales of sebetralstat, which is recorded as the Royalty Liability in our consolidated balance sheets. In July 2025, we received a one-time cash payment of $22.0 million as a result of obtaining FDA approval of sebetralstat before October 1, 2025.

In April 2025, we entered into a License, Supply and Distribution Agreement (the “Kaken Agreement”) with Kaken Pharmaceutical Co., Ltd. (“Kaken”) pursuant to which we have licensed exclusive commercialization rights in Japan to Kaken for the Licensed Product (as defined under the Kaken Agreement) in exchange for a non-refundable upfront payment of $11.0 million, potential regulatory and sales milestone payments totaling approximately $13.0 million and effective royalty payments in the mid-twenties percentage that shall be payable for each unit of revenue of Licensed Product (as defined in the Kaken Agreement) that we supply, which reflect a percentage of the Japanese National Health Insurance price of the Licensed Product. On June 20, 2025, we received the upfront payment of $11.0 million.

In July 2025, we entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”) pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million (the “ATM Shares”), under the prospectus supplement, dated July 10, 2025, to the Registration Statement, through TD Cowen as sales agent. During the three months ended September 30, 2025, we did not offer or sell any ATM Shares pursuant to the Registration Statement.

In September 2025, we entered into an indenture agreement with U.S. Bank Trust Company, National Association, as trustee to issue $143.8 million aggregate principal amount of convertible senior notes.

Cash Flows

The following table shows a summary of the net cash flow activity for the nine months ended September 30, 2025 (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Cash used in operating activities	$(126,985)	$(91,652)	$(35,333)	39%
Cash provided by (used in) investing activities	19,872	(55,704)	75,576	-136%
Cash provided by financing activities	164,390	153,606	10,784	7%
Effect of exchange rate changes	4,042	571	3,471	608%
Increase in cash, cash equivalents and restricted cash	$61,319	$6,821	$54,498	799%

Cash used in operating activities

Cash used in operating activities was $127.0 million for the nine months ended September 30, 2025 and primarily consisted of a net loss of $158.9 million adjusted for stock-based compensation of $12.2 million, interest expense and issuance cost amortization associated with the sale of future royalties of $10.6 million, a decrease in the research and development tax credit receivable of $10.6 million, an increase in deferred revenue of $11.3 million, foreign currency gains of $6.9 million, and other changes in net working capital. Cash used in operating activities was $91.7 million for the nine months ended September 30, 2024 and primarily consisted of a net loss of $122.5 million adjusted for stock-based compensation of $18.7 million, a decrease in the research and development tax credit receivable of $12.5 million, and other changes in net working capital.

Cash provided by (used in) investing activities

Cash provided by investing activities for the nine months ended September 30, 2025 was $19.9 million and primarily consisted of the sales and maturities of marketable securities of $127.9 million offset by purchases of marketable securities of $105.8 million, as compared to $55.7 million used in investing activities during the same period in the prior year primarily due to purchases of marketable securities of $148.4 million offset by sales and maturities of marketable securities of $93.1 million.

Cash provided by financing activities

Cash provided by financing activities during the nine months ended September 30, 2025 was $164.4 million and primarily consisted of the proceeds from the sale of convertible notes of $139.4 million and the increase of the royalty liability of $21.3 million related to our drawdown of the optional milestone payment from DRI after FDA approval of EKTERLY. Cash provided by financing activities during the same period in the prior year was $153.6 million from the issuance of common stock.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, filed with the SEC on July 10, 2025. We are party to several operating leases for office and laboratory space as of September 30, 2025.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported revenue and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 to the unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our significant accounting policies and assumptions used in applying those policies. The accounting policies and estimates that we deem to be critical are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, filed with the SEC on July 10, 2025. Other than as described below, there have been no material changes to our critical accounting estimates in the nine months ended September 30, 2025.

Revenue Recognition

To determine revenue recognition for arrangements within the scope of ASC Topic 606, Revenue from Contracts with Customers, we perform the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as we satisfy a performance obligation.

Net revenue from sales of EKTERLY is recorded at net selling price (transaction price), which includes reserves for variable consideration such as estimated government rebates, patient assistance programs, prompt payment discounts, distribution fees, and product returns. These estimated reserves, representing our best estimates of the amount of consideration to which we expect to be entitled based on the terms of the applicable contracts and statutory requirements. The related reserves are recorded as reductions of accounts receivable when no payments are required of us or a current liability when payment is expected. Actual amounts of consideration may differ from our estimates. If actual results vary from estimates, these estimates are adjusted, which would affect net product revenue and earnings in the period such variances become known.

Rebates. We estimate rebates we will provide to governmental programs, including Medicaid and Medicare, and deduct these estimated amounts from total gross product revenues at the time the revenues are recognized, resulting in a reduction of product revenue and the establishment of a current liability. Rebate reserves are calculated based on the terms of applicable government statutory requirements and estimated product utilization by eligible patients.

Patient assistance. We provide financial assistance programs such as co-pay assistance to eligible commercially insured patients to help reduce out-of-pocket costs. The calculation is based on claims processed during a given period. Reserves for these programs are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue and establishment of a current liability.

Prompt payment discounts. We estimate credits to be granted to specialty pharmacies that remit payment within established incentive periods. These amounts are recorded as reductions of product revenue and accounts receivable at the time the related revenue is recognized.

Distribution fees. Distribution fees relate to payments made to customers in the distribution channel that provide inventory management, data reporting and product distribution services. These fees are generally recorded as a reduction of product revenue and a current liability at the time related revenues are recognized. If the services provided by the customer are distinct from the sale of product, the payments are instead classified as selling, general and administrative expenses.

Product returns. Reserves for estimated product returns are established in the period that the related revenue is recognized and recorded as reductions of both product revenue and accounts receivable.

Recently Issued Accounting Pronouncements

See Note 2 to the unaudited interim condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and expected effects on results of operations and financial condition, if known.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Controls over Financial Reporting

As a result of our commercial launch of EKTERLY in the United States during the quarter ended September 30, 2025, we implemented processes and internal controls related to product revenue, net. We consider the accounting for our product revenue, net to be material to our results of operations in future periods. There have been no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. OTHER INFORMATION

(c) Insider Trading Arrangements and Policies

In the third quarter of calendar year 2025, no trading plans were adopted, modified or terminated by a director or officer of the Company.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Indenture, dated as of September 29, 2025, between KalVista Pharmaceuticals, Inc. and U.S. Bank Trust Company, National Association, as trustee					X

4.2	Form of 3.250% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.1)					X

10.1

Amendment to Purchase and Sale Agreement, dated May 22, 2025, by and among KalVista Pharmaceuticals Limited, DRI Healthcare Acquisitions LP, and solely for the purposes of the Guarantor Provisions therein, KalVista Pharmaceuticals, Inc.

X

10.2

Second Amendment to Purchase and Sale Agreement, dated September 2, 2025, by and among KalVista Pharmaceuticals Limited, DRI Healthcare Acquisitions LP, DRI UK LP, and solely for the purposes of the Guarantor Provisions therein, KalVista Pharmaceuticals, Inc.

X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KALVISTA PHARMACEUTICALS, INC.

Date: November 10, 2025	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Brian Piekos
Brian Piekos Chief Financial Officer (Principal Financial and Accounting Officer)