Form 10-KT
period 2025-12-31
KalVista Pharmaceuticals, Inc.
filed 2026-03-25
CIK 1348911

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 1, 2025 to December 31, 2025

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

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant's common stock on The Nasdaq Global Market on June 30, 2025, was approximately $498,815,772.

The number of shares of the registrant’s common stock outstanding as of March 18, 2026 was 51,222,487.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-KT is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2026. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

PART I

EXPLANATORY NOTE

As previously disclosed, on March 13, 2025, the Board of Directors of KalVista Pharmaceuticals, Inc. approved a change to our fiscal year end from April 30 to December 31 of each calendar year, effective for the 2026 fiscal year. We filed all required periodic reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and pursuant to Rule 15d-10(e)(2) of the Exchange Act, including the Form 10-Q for the period ended July 31, 2025, the Form 10-Q for the period ended September 30, 2025, and this Transition Report on Form 10-KT for the eight-month transition period of May 1, 2025 through December 31, 2025. We will file quarterly reports based on the new fiscal year beginning with the quarter ending March 31, 2026, pursuant to Rule 15d-10(e)(2) of the Exchange Act.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-KT contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Transition Report on Form 10-KT. These forward-looking statements may include, but are not limited to, statements regarding our current and future nonclinical, preclinical and clinical development activities, macroeconomic conditions, including rising inflation and fluctuating interest rates, labor shortages, supply chain issues, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto and global regional conflicts, our future results of operations and financial position, business strategy, market size, potential growth opportunities, the efficacy and safety profile of our product candidates, expected timing and results of our clinical trials, receipt and timing of potential regulatory designations, and approval and commercialization of product candidates. In some cases, forward-looking statements may be identified by terminology such as “believe,” “may,” “will,” “should,” “predict,” “goal,” “strategy,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions and variations thereof. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section and elsewhere in this Transition Report on Form 10-KT. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

As used in this Transition Report on Form 10-KT, the terms “KalVista,” the “Company,” “we,” “us,” and “our” refer to KalVista Pharmaceuticals, Inc. and, where appropriate, its consolidated subsidiaries, unless the context indicates otherwise.

Item 1. Business.

Company Overview

We are a global pharmaceutical company dedicated to delivering life-changing oral therapies for individuals affected by rare diseases with significant unmet needs. On July 3, 2025, we received approval from the U.S. Food and Drug Administration (the “FDA”) for our lead product candidate, EKTERLY® (sebetralstat), for the treatment of acute attacks of hereditary angioedema (“HAE”) in adults and adolescents aged 12 years and older. EKTERLY is the first and only oral on-demand therapy for HAE. Following FDA approval, EKTERLY received marketing authorization from the European Medicines Agency (“EMA”), the U.K.'s Medicines and Healthcare products Regulatory Agency (“MHRA”), the Swiss Agency for Therapeutic Products (“Swissmedic”), Japan's Ministry of Health, Labour and Welfare (“MHLW”) as well as regulatory agencies in Australia and Singapore (collectively, the “Current Global Approvals”). We currently market EKTERLY in the U.S. and Germany and have established commercialization partnerships for Japan, Canada, Brazil, Argentina, Colombia, and Mexico. We are incorporated in the State of Delaware and headquartered in Framingham, Massachusetts.

Our Strategy

We are committed to developing innovative therapies that address unmet needs for patients with rare diseases. The key elements of our strategy include:

Position EKTERLY to become the foundational therapy for HAE. We launched EKTERLY in July 2025 following FDA approval for the treatment of acute attacks of HAE in patients 12 years and older. Supported by robust clinical data from more than 2,700 treated attacks across a wide range of anatomical locations and all levels of severity, EKTERLY is indicated for use at the earliest recognition of an attack. By combining the efficacy of injectable treatments with the convenience of an oral pill, EKTERLY eliminates the challenges associated with injectable administration and enables early treatment of all attacks, regardless of location or severity. As the first and only oral on-demand treatment for HAE, EKTERLY has the potential to redefine how HAE is managed. Through ongoing engagement with patients and healthcare providers, we expect to drive broad awareness and adoption of EKTERLY to create sustained and long-lasting demand.

Expand global access to sebetralstat through focused commercialization strategies and partnerships. Outside the U.S., we intend to commercialize sebetralstat through a combination of internal commercial capabilities in key European markets and strategic partnerships in other geographies, subject to regulatory approval. We have established a European commercial leadership team in Zug, Switzerland, supported by focused personnel in priority countries, and continue to explore partnership opportunities to enable broad access across Europe. Beyond Europe, we have entered into licensing agreements to commercialize sebetralstat in Japan, Canada and select countries in Latin America and will continue to seek additional international partners.

Drive long-term growth through strategic portfolio expansion. We seek to selectively and strategically develop, acquire, or in-license additional assets that will add value to our portfolio. Our management team brings decades of experience advancing product candidates and building new markets across rare diseases. We believe our proven execution capabilities, deep domain expertise, and financial discipline position us for continued innovation and growth.

EKTERLY poised for rapid global expansion

7 global regulatory approvals: US, EU, UK, Switzerland, Australia, Japan and Singapore

3 commercial partnerships: Canada, Japan and Latin America[1]

Launched in the US
Launched in Germany
Japan launch
European launches
Canada, LATAM and rest of world launches
2025
2026
2027

[1] For these purposes, KalVista defines Latin America as Brazil, Argentina, Colombia and Mexico

1

EKTERLY (sebetralstat)

EKTERLY, the first and only oral on-demand therapy for HAE, was discovered and developed by KalVista as a fast-acting potent inhibitor of plasma kallikrein, a serine protease enzyme that is a key mediator of inflammation and edema. EKTERLY is formulated as a film-coated tablet for oral administration, with high bioavailability and selectivity for plasma kallikrein, enabling maximal dosing and a rapid decline in edema effectors that cause swelling during an HAE attack.

Hereditary angioedema (HAE)

HAE is a rare, potentially life-threatening genetic disorder characterized by recurrent episodes of severe swelling affecting various locations of the body, including the abdomen, extremities, face, and airway. It occurs in approximately 1 in 35,000 to 1 in 50,000 people. During an HAE attack, excessive plasma kallikrein activation leads to intense swelling in the skin, gastrointestinal tract or airways. HAE attacks can vary with regard to the affected tissue or organ and severity and often lead to temporary disfiguration of various body parts including the hands, feet, face, body trunk, and genitals. In addition, patients can experience bouts of excruciating abdominal pain, nausea and vomiting due to intestinal wall swelling. Airway swelling is particularly dangerous and can lead to death by asphyxiation. Untreated attacks can be functionally disabling and commonly take days to fully resolve.

Attacks can occur spontaneously, although they are often associated with triggers such as anxiety, stress, minor trauma, surgery, or illnesses. Trauma to the oral cavity caused by dental procedures makes HAE patients particularly vulnerable to airway attacks. The frequency of HAE attacks is highly variable, ranging from multiple attacks per week to one per year—however, data from studies and clinical trials suggest untreated patients average two attacks per month. Although life-threatening airway swelling is rare, published research suggests at least half of HAE patients have experienced one or more such attack and airway attacks remain a major potential cause of mortality in HAE patients. HAE attack severity is unpredictable and not related to underlying attack frequency, and most patients on long-term prophylaxis continue to experience breakthrough attacks.

HAE is an autosomal dominant disease occurring at similar rates in males and females with the gene defect passed along to children. The most common cause of HAE is a defect or mutation in the gene responsible for the production of C1-INH, a plasma-based protein that acts as an inhibitor of multiple serine proteases in both the complement and kallikrein-kinin systems. While HAE most often results from the inheritance of a defective C1-INH gene, a portion of HAE patients result from spontaneous mutations in C1-INH or have normal C1-INH and suffer from HAE due to other causes. Selective plasma kallikrein inhibitors and bradykinin receptor antagonists are approved to both treat and prevent HAE attacks.

Market opportunity

The treatable HAE population in the U.S. is estimated to be 9,000 people, with approximately 70% of patients taking prophylactic therapy and approximately 95% receiving a prescription for on-demand therapy. Virtually all people living with HAE receive an on-demand prescription because even patients using prophylaxis generally continue to experience breakthrough attacks and require effective on-demand treatment to manage acute episodes. Over the last several years in the U.S., dispensed units of on-demand medication have remained stable, averaging approximately 84,000 doses annually despite the introduction of several novel HAE prophylaxis therapies.

The continued need for on-demand therapy to treat breakthrough attacks for patients on prophylaxis therapies has been extensively studied. Evidence suggests patients on prophylaxis therapy suffer breakthrough attacks when the prophylactic therapy insufficiently suppresses the kallikrein-bradykinin pathway as a result of the prophylactic dosing interval, exposure to known triggers such as stress, infection, trauma, hormonal changes or medical procedures, or individual patient response to therapy. As a result, clinical guidelines for HAE, including those from the World Allergy Organization, the U.S. Hereditary Angioedema Association, the International Steering Committee, the Taskforce and the Hereditary Angioedema Working Group, and other committees, recommend early treatment of attacks and emphasize that every patient should maintain ready access to at least two doses of effective on-demand therapy, regardless of prophylactic use. As breakthrough attacks may occur despite preventive treatment, guidelines position on-demand therapy as an essential component of the standard of care for all patients with HAE.

Prior to the approval of EKTERLY, all on-demand treatment options for HAE required intravenous or subcutaneous administration, which carries a significant treatment burden. Studies have demonstrated that the burden of treatment associated with intravenous or subcutaneously administered on-demand therapies results in some patients delaying treatment or choosing not to treat an attack. The burden of treatment associated with injectable on-demand therapies is particularly challenging for adolescents, who report waiting 7.7 hours on average to treat an attack. Evidence, and the basis for the clinical guidelines recommending early treatment, show that early treatment of an HAE attack has a powerful impact on efficacy outcomes.

We believe that a safe and effective oral on-demand therapy has the potential to transform management of HAE, enabling rapid administration and early treatment of attacks. Furthermore, by removing the physical and psychological burdens associated with injectable treatments, we believe patients would be more likely to treat a higher number of attacks than they have historically.

Clinical Development

Our registrational KONFIDENT clinical trial evaluated the efficacy and safety of EKTERLY as on-demand treatment for HAE. KONFIDENT was the largest and most representative trial ever conducted in HAE, including adolescents, patients using long-term prophylaxis, and patients experiencing attacks of all severities and locations, including laryngeal attacks. Participants in the KONFIDENT clinical trial were allowed to continue receiving sebetralstat in an open-label extension study, KONFIDENT-S. In June 2024, we initiated KONFIDENT-KID, to evaluate an orally disintegrating tablet (“ODT”) formulation of sebetralstat for pediatric use in children ages 2-11.

On July 3, 2025, the FDA approved EKTERLY (sebetralstat) for the treatment of acute attacks of HAE in patients aged 12 years and older. Subsequently, the U.K.'s MHRA approved EKTERLY in July 2025; Swissmedic approved EKTERLY in September 2025; Australia's Therapeutic Goods Administration approved EKTERLY in October 2025; Singapore's Health Sciences Authority approved EKTERLY in November 2025; and, in December 2025, we received approval from the MHLW in Japan.

Sebetralstat has received orphan drug designation from the FDA, orphan drug designation from Japan’s MHLW, orphan drug designation and an approved Pediatric Investigational Plan from the EMA, and orphan drug status in Switzerland. The U.K. MHRA has also awarded the Innovation Passport to sebetralstat.

KONFIDENT

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

KONFIDENT met all primary and key secondary endpoints and demonstrated a favorable safety profile. HAE attacks treated with both 300 mg and 600 mg of sebetralstat achieved the primary endpoint of beginning of symptom relief significantly faster than placebo (p<0.0001 for 300 mg, p=0.0013 for 600 mg). The median time to beginning of symptom relief was 1.61 hours with sebetralstat 300 mg (CI 1.28, 2.27), 1.79 hours with sebetralstat 600 mg (CI 1.33, 2.27) and 6.72 hours with placebo (CI 2.33, >12).

All clinical trials have demonstrated sebetralstat to be well-tolerated, with a safety profile similar to placebo. In KONFIDENT, there were no patient withdrawals due to adverse events and no treatment-related serious adverse events (SAEs) observed. Treatment-related adverse event rates were 2.3% for 300 mg sebetralstat, 2.2% for 600 mg sebetralstat, and 4.8% for placebo.

Based on data from KONFIDENT, together with evidence from pharmacokinetic/pharmacodynamic studies, the FDA determined the 600 mg dose of EKTERLY to be the optimal dose in the approved labeling. Our Current Global Approvals cover a 300 mg dose of EKTERLY.

KONFIDENT-KID

In March 2025, we announced completion of enrollment of KONFIDENT-KID, an open-label pediatric clinical trial using sebetralstat ODT. The trial is collecting safety, pharmacokinetic and efficacy data for up to one year from patients aged two to 11 years old. In November 2025, we provided interim results for 65 attacks in 26 participants showing sebetralstat ODT was well tolerated, demonstrated rapid symptom relief, reduction in attack severity and, in some cases, complete attack resolution. If approved, sebetralstat ODT would be the first oral therapy for HAE patients aged two to 11 years old and only the second FDA-approved on-demand HAE therapy of any type in this population. We anticipate filing a New Drug Application (“NDA”) in support of the ODT formulation in the third quarter of 2026.

KONFIDENT-S

In August 2022, we initiated an open-label extension study of KONFIDENT, known as KONFIDENT-S, to evaluate the long-term safety of sebetralstat and evaluate an ODT formulation in adolescent and adult participants. We have announced several updates from KONFIDENT-S, including data demonstrating high patient satisfaction with sebetralstat, efficacy in patients on various HAE prophylactic therapies, and a decreasing trend in the use of a second dose of sebetralstat over time. All safety data from KONFIDENT-S is consistent with KONFIDENT and continues to demonstrate sebetralstat is well-tolerated with no treatment-related serious adverse events. Based on the efficacy, safety and patient satisfaction of the film-coated tablet formulation of sebetralstat, we determined not to pursue commercialization of the ODT formulation for adults and adolescents 12 years of age or older. We intend to continue the KONFIDENT-S open-label extension study until its completion and will be using data associated with this study in support of any regulatory submissions.

FACTOR XIIa

After completing a strategic review of our preclinical oral Factor XIIa inhibitor program, we have decided not to continue internally developing an oral Factor XIIa inhibitor product candidate and are seeking partners to continue development of the program.

Royalty Financing

In November 2024, we, as guarantor, and KalVista Pharmaceuticals Limited, our wholly owned subsidiary (the “Subsidiary”), entered into a Purchase and Sale Agreement (the “PSA”) with DRI Healthcare Acquisitions LP , an affiliate of DRI Healthcare Trust, later replaced with DRI UK LP (“DRI”), pursuant to which the Subsidiary sold to DRI the right to receive payments from the Subsidiary at a tiered percentage of future worldwide net sales of sebetralstat in exchange for an upfront payment of $100.0 million. Pursuant to the PSA, because sebetralstat was approved prior to October 1, 2025, the Subsidiary had the option to receive a one-time payment of $22.0 million, which it exercised in July 2025. As a result of receiving this one-time payment from DRI, the royalty rate on the first sales tranche of net sales up to and including $500.0 million was increased from 5.00% to 6.00% and the sales-based milestone amount payable if annual worldwide net sales of EKTERLY meet or exceed $550.0 million in any calendar year before January 1, 2031 was increased from $50.0 million to $57.0 million. See Note 14, Purchase and Sale Agreement, of the financial statements included in this Transition Report on Form 10-KT for additional details regarding the PSA.

Commercial Operations

Following FDA approval of EKTERLY in July 2025, we began active promotional and other commercial operations in the U.S. In addition, following the E.U.'s approval of EKTERLY in September 2025, we began active promotional and other commercial operations in Germany. We believe that there are significant market opportunities for sebetralstat outside of the U.S. In order to capitalize on such opportunities, we have built and expect to continue to build a commercial operations infrastructure, including marketing infrastructure, market access capabilities, and a sales field force, where appropriate, and/or to otherwise seek collaborations with other companies.

License, Supply and Distribution Agreement

Kaken Agreement

In April 2025, we entered into a License, Supply and Distribution Agreement (the “Kaken Agreement”) with Kaken Pharmaceutical Co., Ltd. (“Kaken”), pursuant to which we have licensed exclusive commercialization rights in Japan to Kaken for sebetralstat (the “Licensed Product”) in exchange for a non-refundable upfront payment of $11.0 million, potential regulatory and sales milestone payments totaling approximately $13.0 million, and effective royalty payments in the mid-twenties that shall be payable for each unit of Licensed Product, which will reflect a percentage of the Japanese National Health Insurance price of the Licensed Product.

We are responsible for obtaining and maintaining all regulatory approvals, performing regulatory submissions for the Licensed Product in Japan and supplying the Licensed Product to Kaken. We retain manufacturing rights for the Licensed Product and are responsible for our own costs associated with the performance of activities under the Kaken Agreement. Kaken received an exclusive license to commercialize the Licensed Products in Japan, including the right to ship, store, and distribute the Licensed Product for such commercialization during the term of the Kaken Agreement. Refer to Note 15, License, Supply and Distribution Agreement, for further information.

Competition

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product and product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are marketing our product and developing our product candidates. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches.

In treating HAE, we face competition from several FDA-approved therapeutics for both prophylactic and on-demand usage. All current on-demand therapies are delivered either intravenously or by subcutaneous injection. Approved therapies include TAKHZYRO®, marketed by Takeda Pharmaceuticals Company Limited (“Takeda”) in the U.S. and Europe for the prevention of angioedema attacks in adults and adolescents; FIRAZYR®, marketed by Takeda in the U.S., Europe and certain other geographic territories for the on-demand treatment of angioedema attacks in adult patients; KALBITOR®, an injectable plasma kallikrein inhibitor marketed by Takeda for the on-demand treatment of attacks in adolescent and adult HAE patients; CINRYZE®, marketed by Takeda as a prophylaxis treatment for the prevention of HAE attacks in children (6 years of age and older), teenagers and adults; BERINERT®, marketed by CSL Behring for on-demand treatment of abdominal, facial or laryngeal attacks of HAE in adults and adolescents; HAEGARDA®, also marketed by CSL Behring, for prophylaxis; RUCONEST®, marketed by Pharming Group for the on-demand treatment of angioedema attacks in adult patients; ORLADEYO®, an oral prophylactic treatment marketed by BioCryst Pharmaceuticals, Inc.; ANDEMBRY®, marketed by CSL Behring, for prophylaxis; and DAWNZERA™, marketed by Ionis Pharmaceuticals, Inc., for prophylaxis, which the FDA approved on August 21, 2025. FIRAZYR became available as a generic drug in 2019 and is sold by multiple companies as generic icatibant for on-demand usage. We are also aware of other companies that are engaged in the clinical development of potential HAE treatments, including Pharvaris GmbH, Intellia Therapeutics, Inc., ADARx Pharmaceuticals, Inc., and Argo Biopharmaceutical Co., Ltd.

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

In the plasma kallikrein portfolio, as of December 31, 2025, we are the owner of, and intend to maintain, eight U.S. patents expiring between 2035 and 2039, absent any extensions, as well as seven pending U.S. patent applications. Any patents issuing from the foregoing U.S. patent applications are expected to expire between 2035 and 2045, absent any adjustments or extensions. In the plasma kallikrein portfolio, as of December 31, 2025, we are the owner of, and intend to maintain, approximately 45 pending foreign applications and approximately 398 patents in foreign jurisdictions. Any issued foreign patents or patents issuing from these foreign patent applications are expected to expire between 2035 and 2045, absent any adjustments or extensions. In the plasma kallikrein portfolio, as of December 31, 2025, we also are the owner of four pending international applications that, if issued, are expected to expire between 2044 and 2045, absent any adjustments or extensions.

Sebetralstat is a novel, oral plasma kallikrein inhibitor, and is covered by U.S. patents, U.S. patent applications, U.S. provisional applications, and pending international applications, covering composition of matter, methods of treatment, solid form and clinical formulations. The anticipated expiration dates of these patents, patents arising from those applications, or patents arising from applications claiming priority from provisional applications range from 2035 to 2045, absent any adjustments or extensions. Sebetralstat is also covered by European Patent Office patents, European patent applications, and expected European patent applications claiming priority from U.S. provisional applications, covering composition of matter, medical use, and solid form formulations. The anticipated expiration dates of these European patents, European patents arising from applications, or European patents arising from applications claiming priority from U.S. provisional applications range from 2035 to 2045, absent any adjustments or extensions.

In the FXIIa portfolio, as of December 31, 2025, we are the owner of seven pending U.S. patent applications and approximately nine pending foreign applications in multiple jurisdictions. Any patents issuing from the foregoing applications in the FXIIa portfolio are expected to expire between 2039 and 2045, absent any adjustments or extensions.

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

As of December 31, 2025, we are the owner of trademark registrations and applications for (1) “EKTERLY”, “KALVISTA” and separately for the K Design in the U.S., E.U. member states via an E.U Trade Mark (a unitary right covering all twenty-seven member states of the E.U.), Japan, as well as twenty additional jurisdictions, and (2) the katakana transliteration of “KALVISTA” (カルビスタ) in Japan.

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

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves nonclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application (“IND”), which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

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

Clinical trials to support NDAs for regulatory approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy volunteers or patients, the product is tested to assess safety, dosage tolerance, metabolism, pharmacokinetics, pharmacological actions, side effects associated with drug exposure, and to obtain early evidence of a treatment effect if possible. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, determine optimal dose and regimen, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain additional information about clinical effects and confirm efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the product. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of the drug. In rare instances, a single Phase 3 trial may be sufficient when either (1) the trial is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) the single trial is supported by confirmatory evidence.

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

Coverage, pricing and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the U.S., third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product, as there is no uniform policy of coverage and reimbursement for drug products among third-party payors in the U.S. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

Several healthcare reform proposals culminated in the enactment of the Inflation Reduction Act (“IRA”) in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if it is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for these inflation rebates. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions have been and may continue to be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of prescription drug products.

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

Europe / rest of world government regulation

In addition to U.S. regulations, we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the E.U., for example, a clinical trial application must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the clinical trial application is approved in accordance with a country’s requirements, clinical trial development may proceed. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country in the E.U. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of a drug product under E.U., U.K., and Swiss regulatory systems, we must submit a Marketing Authorisation Application. The documentation submitted to the FDA in support of an NDA in the U.S. is almost identical to that required in the E.U., U.K., and Switzerland, with the exception of, among other things, country-specific document requirements. For other countries outside of the E.U., U.K. and Switzerland, such as countries in Eastern Europe, the Middle East, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

Human Capital Resources

As of December 31, 2025, we had a total of 275 full-time employees, of whom 182 were located in the U.S., 58 were located in the U.K., and 35 were located in the rest of the world. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with employees to be good.

Corporate Information

Our principal executive offices are located at 200 Crossing Boulevard, Framingham, MA 01702, and our telephone number is (857) 999-0075. Our website address is www.kalvista.com. The information contained on, or that can be accessed through, our website is not a part of this report. We have included our website address in this report solely as an inactive textual reference.

KalVista, the KalVista logo, and other registered or common law trade names, trademarks, or service marks of KalVista appearing in this Transition Report on Form 10-KT are the property of KalVista Pharmaceuticals, Inc. This Transition Report on Form 10-KT may contain additional trade names, trademarks, logos, and service marks of ours and of other companies. We do not intend our use or display of other companies' trade names, trademarks, logos, or service marks to imply a relationship with these other companies, or endorsement or sponsorship of us by these other companies. Other trademarks appearing in this Transition Report on Form 10-KT are the property of their respective holders. Solely for convenience, our trade names, trademarks, logos, and service marks referred to in this Transition Report on Form 10-KT may appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor, to such trademarks, trade names, logos, and service marks.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Exchange Act, which are available on our corporate website at www.kalvista.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. The information posted on or accessible through these websites are not incorporated into this filing.

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
•
We are heavily dependent on the successful commercialization of EKTERLY (sebetralstat) in the U.S. and other jurisdictions, where we obtain regulatory approval, and the development, regulatory approval, and commercialization of our other product candidates.
•
We have not yet demonstrated an ability to successfully conduct commercial activities.
•
We may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
•
The sales, marketing, and distribution of EKTERLY (sebetralstat) or any other approved product candidates may be unsuccessful or less successful than anticipated. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market EKTERLY (sebetralstat) or any other approved product candidates on acceptable terms, we may be unable to successfully commercialize EKTERLY (sebetralstat) or other approved product candidates.
•
We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•
If we are unable to achieve and maintain third-party payor coverage and adequate levels of reimbursement for EKTERLY (sebetralstat) or any other approved product candidates, or any future products we may seek to commercialize, their commercial success may be severely hindered.
•
Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products we develop.
•
Our operations and relationships with healthcare providers, healthcare organizations, customers and third-party payors will be subject to applicable anti-bribery, anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to, among other things, enforcement actions, criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
•
Failure to obtain regulatory approval in jurisdictions outside the U.S. would prevent EKTERLY (sebetralstat) and any other approved product candidates from being marketed in those jurisdictions.
•
Any product candidate for which we obtain regulatory approval, including EKTERLY (sebetralstat), will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with any of our approved products.
•
Recently enacted and future legislation may make it more difficult and costly for us to obtain regulatory approval of and commercialize our product candidates and affect the prices we may obtain, including as a result of strict price controls imposed by foreign governments.
•
We could become subject to fines, penalties or other costs if we fail to comply with environmental, health and safety laws and regulations or our employees engage in misconduct or other improper activities.

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
•
We may not successfully engage in strategic transactions, including any additional collaborations we see, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expenses and present significant distractions to our management.
•
We have entered, and may in the future seek to enter, into collaborations with third parties for the development and commercialization of sebetralstat or our other product candidates. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of sebetralstat or our other product candidates.
•
If we are unable to obtain and maintain intellectual property protection for our technology and products or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired. We may be forced to defend our intellectual property rights, which could be expensive, time consuming and unsuccessful.
•
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
•
We may encounter difficulties in managing our growth, which could disrupt our operations.
•
Business disruptions, including natural or man-made disasters, as well as systems failures and cyberattacks could harm our business.
•
Our failure to comply with privacy and data security laws, regulations and standards could harm our business.
•
Our stock price is volatile and our stockholders may not be able to resell shares of our common stock at or above the price they paid.
•
We incur significant costs as a public company, including as a result of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and could be subject to significant sanctions or penalties if we fail to comply.
•
Shareholder activism could cause material disruption to our business.
•
Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.
•
Indemnification claims by our directors and officers may reduce our available funds.
•
Our ability to use our net operating losses to offset future taxable income, if any, may be subject to certain limitations. Changes in tax laws or tax rulings could also materially affect our financial position, results of operations and cash flows.
•
Unstable or unfavorable global market and economic conditions may have adverse consequences on our business, financial condition and stock price.

Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Transition Report on Form 10-KT, including the consolidated financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Transition Report on Form 10-KT before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses as we focused on our discovery efforts and developing our product candidates. On July 3, 2025, the FDA approved our NDA for EKTERLY (sebetralstat) for the treatment of acute attacks of HAE in adult and pediatric patients aged 12 years and older. In the eight-month period ended December 31, 2025 and twelve months ended April 30, 2025 and 2024, we used net cash of $81.6 million, $152.9 million, and $89.2 million, respectively, in our operating activities. As of December 31, 2025, our cash and cash equivalents were $229.3 million. We expect our expenses to continue, particularly as we continue commercializing EKTERLY (sebetralstat) in countries where it has received approval, continue existing clinical trials and initiate new research and preclinical development efforts. If we obtain regulatory approval of EKTERLY (sebetralstat) in additional jurisdictions or for other indications, or approval for our other product candidates, we expect we will incur additional significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. We are devoting substantial resources to the commercial infrastructure for EKTERLY (sebetralstat) and have not yet achieved profitability. We are also devoting substantial resources to the development of our other product candidates. Because of the numerous risks and uncertainties associated with the commercialization of EKTERLY (sebetralstat) and development of our other product candidates, and because the extent to which we may enter into additional collaborations with third parties for any of these activities is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with the research, development and commercialization. We anticipate that our expenses will increase substantially if and as we:

•
establish a commercial infrastructure to support the commercialization of EKTERLY (sebetralstat) and any other product candidates for which we receive regulatory approval, including product sales, medical affairs, marketing, manufacturing and distribution;
•
continue the commercial launch of EKTERLY (sebetralstat) for the treatment of HAE in adult and pediatric patients aged 12 years and older;
•
continue clinical development of sebetralstat in other indications as well as the current product candidates in our pipeline;
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

Developing and commercializing pharmaceutical products, including conducting preclinical studies and clinical trials and preparing for and executing a commercial launch, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to continue, particularly as we commercialize EKTERLY (sebetralstat), continue existing clinical trials and initiate new research and preclinical development efforts. In addition, as we commercialize EKTERLY (sebetralstat) in the U.S., Germany, and prepare to do the same in countries where we have obtained the Current Global Approvals, and if we obtain regulatory approval of EKTERLY (sebetralstat) in additional jurisdictions or for other indications, or approval for our other product candidates, we expect we will incur additional significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. Furthermore, we continue to incur significant costs associated with operating as a public company.

We believe that our cash and cash equivalents as of December 31, 2025 and the cash that we anticipate generating from expected sales of EKTERLY (sebetralstat) will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months, as well as our anticipated longer-term cash requirements and obligations. Our expectations regarding our short-term and long-term funding requirements are based on assumptions that may prove to be wrong, and we may need additional capital resources to fund our operating plans and capital expenditure requirements.

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

We have entered into a sales agreement with TD Securities (USA) LLC, as sales agent, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $100 million under an at-the-market offering program (the “ATM”). No shares of our common stock have been sold under the ATM as of December 31, 2025.

In addition, in September 2025, we entered into an indenture agreement with U.S. Bank Trust Company, National Association, as trustee, pursuant to which we sold $143.8 million aggregate principal amount of convertible senior notes due on October 1, 2031 (the “Notes”). The net proceeds to us, after deducting the discount and offering expenses of $4.7 million, were $139.1 million. The indenture agreement includes customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. See Note 13, Indebtedness, of the financial statements included in this Transition Report on Form 10-KT for additional details regarding the Notes.

Risks Related to the Development and Commercialization of Our Product Candidates

We are heavily dependent on the successful commercialization of EKTERLY (sebetralstat) in the U.S. and other jurisdictions, where we may obtain regulatory approval, and development, regulatory approval, and commercialization of our other product candidates.

We currently have one product approved for commercial sale, EKTERLY (sebetralstat), which was approved by the U.S. FDA on July 3, 2025 for the treatment of acute attacks of HAE in adult and pediatric patients aged 12 years and older. The success of our business will primarily depend on the successful commercialization of EKTERLY (sebetralstat) in the U.S. as well as in other jurisdictions in which it receives approval, as well as the successful development, regulatory approval and commercialization of our other product candidates in one or more jurisdictions. While we have begun commercial sales in the U.S. and Germany, and anticipate launching commercial operations in Japan and potentially other territories in 2026, our ability to generate revenue and achieve profitability will depend significantly on our ability, or our current and any future collaborator’s ability, to achieve a number of challenging objectives, including:

•
our ability to leverage our commercial infrastructure in-house or to develop these capabilities with one or more collaborators;
•
successfully educating physicians, patients, third-party payors and others in the medical community about EKTERLY (sebetralstat), and any other product candidates that receive approval;
•
commercial acceptance of EKTERLY (sebetralstat), and any of our other product candidates that receive approval, by patients, the medical community and third-party payers;
•
obtaining coverage and adequate reimbursement for customers and patients from government and third-party payers for EKTERLY (sebetralstat), and any other product candidates that we may seek to commercialize;
•
addressing any competing therapies and technological and market developments;
•
establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for EKTERLY (sebetralstat), and any of our other product candidates that receive approval;
•
a continued acceptable safety and efficacy profile both prior to and following any regulatory approval of EKTERLY (sebetralstat), and our other product candidates;
•
satisfying any postmarketing requirements or commitments to applicable regulatory authorities;
•
identifying, assessing and developing new product candidates;
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

We received FDA approval for EKTERLY (sebetralstat) for the treatment of acute attacks of HAE in adult and pediatric patients aged 12 years and older on July 3, 2025. Prior to obtaining this approval, our operations were limited to financing and staffing our company, developing our technology, conducting preclinical research and clinical trials of our product candidates and preparing for a commercial launch. We have not received regulatory approval or commercialized any other product candidates to date and may never do so. We have not yet demonstrated an ability to conduct sales and marketing activities necessary for successful product commercialization. Accordingly, our stockholders should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success of EKTERLY (sebetralstat).

We received FDA approval for EKTERLY (sebetralstat) for the treatment of acute attacks of HAE in adult and pediatric patients aged 12 years and older in the U.S. on July 3, 2025. Nonetheless, we may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success of EKTERLY (sebetralstat) in the U.S., any other jurisdictions that grant regulatory approval of sebetralstat for the treatment of HAE or any other product candidates. In addition, physicians, patients and third-party payors may prefer other products to ours. If sebetralstat and any other product candidates approved for commercial sale do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of sebetralstat and any other product candidates approved for commercial sale, will depend on a number of factors, including:

•
the efficacy and safety and potential advantages and disadvantages compared to alternative treatments;
•
the ability to offer our products for sale at competitive prices;
•
the convenience and ease of administration compared to alternative treatments;
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
the clinical indications for which the product is approved;
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

The development and commercialization of new drug products is highly competitive. We may not be able to successfully convince physicians or patients to switch from existing or new treatments to EKTERLY (sebetralstat) for the treatment of HAE. In treating HAE, we expect to face competition from several FDA-approved therapeutics for both prophylactic and on-demand usage. All current on-demand therapies are delivered either intravenously or by subcutaneous injection. Approved therapies include TAKHZYRO, FIRAZYR, KALBITOR, CINRYZE, BERINERT, HAEGARDA, RUCONEST, ORLADEYO, ANDEMBRY, and DAWNZERA. FIRAZYR became available as a generic drug in 2019 and is sold by multiple companies as generic icatibant for on-demand usage. We are also aware of other companies that are engaged in the clinical development of potential HAE treatments, including Pharvaris GmbH, Intellia Therapeutics, Inc., ADARx Pharmaceuticals, Inc., and Argo Biopharmaceutical Co., Ltd. See the risk factor titled “We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do” for more information.

Our estimates of the potential market opportunities for our products and product candidates are informed by work that is not definitive and future analyses may lead to estimates that are higher or lower than these estimates than those provided at any given time, with respect to addressable patient populations. If our market opportunity is lower than anticipated, our business may suffer.

The sales, marketing, and distribution of EKTERLY (sebetralstat) or any other product candidates, if approved, may be unsuccessful or less successful than anticipated. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market EKTERLY (sebetralstat), or any other product candidates approved for commercial sale, on acceptable terms, we may be unable to successfully commercialize EKTERLY (sebetralstat) or any other product candidates.

We began commercializing our first product, EKTERLY (sebetralstat), in the U.S. following FDA approval in July 2025. The success of our commercialization efforts for EKTERLY (sebetralstat), and any other product candidates approved for commercial sale, is subject to the effective execution of our business plan, including, among others, the continued development of our sales, marketing, and distribution capabilities, on our own or through collaborations with third parties. We have established an internal infrastructure as well as a focused sales and distribution infrastructure to market EKTERLY (sebetralstat) in the U.S., and have completed hiring in areas to support commercialization, including sales management, sales representatives, marketing, access and reimbursement, sales support and distribution. There are significant risks involved with establishing our own sales, marketing, and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams to generate sufficient demand. Any failure or delay in the development of these capabilities could negatively affect the success of our commercialization efforts and business. Our commercialization of EKTERLY (sebetralstat) may not succeed, or develop as planned or anticipated, which may require us to, among other items, adjust or amend our business plan and incur significant expenses.

In addition, we have chosen to collaborate in certain instances on a territory-by-territory basis with third parties that have direct sales forces and established distribution systems to augment our own sales force and distribution systems, and have negotiated and entered into arrangements with such third parties relating to such collaborations, including the Kaken Agreement (with respect to our operations in Japan), and counterparties with respect to our operations in Canada and LATAM, which we define as Argentina, Brazil, Colombia, and Mexico.

If we are unable to enter into similar collaboration arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval in additional indications or jurisdictions or any such commercialization may experience delays or limitations. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. For example, if Kaken or other third-party collaborators, are unable to meet their contractual obligations pursuant to these collaboration agreements, we may be forced to focus our efforts internally to commercialize sebetralstat in countries where we have received approval without the assistance of a commercialization partner, or seek another commercialization partner, either of which would result in us incurring greater expenses and could cause a delay in market penetration while we expand our commercial operations or seek an alternative commercialization partner. Such costs may exceed the increased revenues we would receive from direct sebetralstat sales in these countries, at least in the near term. We would also potentially be forced to declare a breach of our agreements with such third-party collaborators and seek a termination of the respective agreement which could result in an extended and uncertain dispute with the relevant counterparty, including arbitration or litigation, any of which would be costly. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to EKTERLY (sebetralstat) and our other product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which EKTERLY (sebetralstat)

has been approved and for which we are developing our other product candidates. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches.

In treating HAE, we face competition from several FDA-approved therapeutics for both prophylactic and on-demand usage. All current on-demand therapies are delivered either intravenously or by subcutaneous injection. Approved therapies include TAKHZYRO, marketed by Takeda in the U.S. and Europe for the prevention of angioedema attacks in adults and adolescents; FIRAZYR, marketed by Takeda in the U.S., Europe and certain other geographic territories for the on-demand treatment of angioedema attacks in adult patients; KALBITOR, an injectable plasma kallikrein inhibitor marketed by Takeda for the on-demand treatment of attacks in adolescent and adult HAE patients; CINRYZE, marketed by Takeda as a prophylaxis treatment for the prevention of HAE attacks in children (6 years of age and older), teenagers and adults; BERINERT, marketed by CSL Behring for on-demand treatment of abdominal, facial or laryngeal attacks of HAE in adults and adolescents; HAEGARDA, also marketed by CSL Behring, for prophylaxis; RUCONEST, marketed by Pharming Group for the on-demand treatment of angioedema attacks in adult patients; ORLADEYO, an oral prophylactic treatment marketed by BioCryst Pharmaceuticals, Inc.; ANDEMBRY, marketed by CSL Behring, for prophylaxis; and DAWNZERA, marketed by Ionis Pharmaceuticals, Inc., for prophylaxis, which the FDA approved on August 21, 2025. FIRAZYR became available as a generic drug in 2019 and is sold by multiple companies as generic icatibant for on-demand usage. We are also aware of other companies that are engaged in the clinical development of potential HAE treatments, including Pharvaris GmbH, Intellia Therapeutics, Inc., ADARx Pharmaceuticals, Inc., and Argo Biopharmaceutical Co., Ltd.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are expected to become available over the coming years, potentially creating pricing pressure. If any other product candidates achieve regulatory approval, we expect that they will be priced at a significant premium over competitive generic products.

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

For EKTERLY (sebetralstat) and any of our other product candidates that receive regulatory approval and become available by prescription only, our success will depend on the availability of coverage and adequate reimbursement for our product from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. The availability of coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and private third-party payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. If EKTERLY (sebetralstat) or any of our other product candidates that receive regulatory approval fail to demonstrate attractive efficacy and safety profiles to third-party payors, they may not qualify for coverage and reimbursement. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our prescription-only products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost. We cannot be sure that coverage and reimbursement will be available for EKTERLY (sebetralstat) or any other product candidate that receives regulatory approval, and any reimbursement that may become available may be decreased or eliminated in the future.

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

Although Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs, no uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that will require us to provide scientific and clinical support for the use of our products, if approved, to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.

Reimbursement agencies in Europe may be more conservative than CMS. Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for EKTERLY (sebetralstat) and any of our other product candidates approved for commercial sale. Accordingly, in markets outside the U.S., the reimbursement for EKTERLY (sebetralstat) and any of our other product candidates approved for commercial sale, may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenues and profits.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and an even greater risk associated with the sale and distribution of EKTERLY (sebetralstat), and any of our other product candidates that may be approved for commercial sale. If we cannot successfully defend against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials and commercialize EKTERLY (sebetralstat), and any of our other product candidates that may be approved for commercial sale. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

The historical failure rate in clinical drug development of product candidates in our industry is high. Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their products. It is impossible to predict when or if any of our product candidates being developed in clinical trials or preclinical studies will prove effective or safe in humans or will receive regulatory approval.

We may experience delays in our clinical trials, including our ongoing KONFIDENT-KID and KONFIDENT-S, though we do not intend to use data stemming from the KONFIDENT-S trial, trials of sebetralstat, and we do not know whether future clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the FDA or any other comparable foreign regulatory authority will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•
delay or failure in reaching agreement with the FDA or other comparable foreign regulatory authority on a trial design that we want to execute;
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
•
lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical studies and increased expenses associated with the services of our CROs and other third parties;
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
•
our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
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

We do not know whether planned or ongoing clinical trials will enroll subjects in a timely fashion, require redesign of essential trial elements or be completed on our projected schedule. In particular, because we are focused on patients with HAE, which is a rare disease, our ability to enroll eligible patients in trials may be limited or may result in slower enrollment than we anticipate. In addition, competitors have ongoing clinical trials for product candidates that treat the same indications as EKTERLY (sebetralstat) and any other product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether.

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
•
feedback from the FDA, MHRA, EMA, MHLW, or a comparable foreign regulatory authority or IRBs, data safety monitoring boards or results from earlier stage or concurrent preclinical and clinical studies, that might require modifications to the protocol;
•
decisions by the FDA, MHRA, EMA, MHLW, IRBs, a comparable foreign regulatory authority or us, or recommendations by data safety monitoring boards, to suspend or terminate clinical trials at any time for safety issues or for any other reason; and
•
unacceptable risk-benefit profile or unforeseen safety issues or adverse effects.

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

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. For example, prior to FDA approval of EKTERLY (sebetralstat) on July 3, 2025, the FDA notified us on June 13, 2025 that it would not meet the PDUFA goal date of June 17, 2025 for regulatory approval but that it expected to deliver a decision within approximately four weeks. If we do not meet milestones as publicly announced, or at all, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

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

Our product candidates must be approved by the FDA pursuant to an NDA in the U.S. and by the EMA and similar regulatory authorities outside the U.S. prior to commercialization. We received FDA approval for EKTERLY (sebetralstat) for the treatment of acute attacks of HAE in adult and pediatric patients aged 12 years and older on July 3, 2025 and the Current Global Approvals through the end of 2025. We cannot provide assurance that we will receive regulatory approvals for sebetralstat in other jurisdictions or indications or for our other product candidates.

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

The process of obtaining regulatory approvals, both in the U.S. and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates and therapeutic indications involved. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. Securing regulatory approval requires the submission of extensive chemistry, manufacturing and preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also usually requires inspection of manufacturing facilities by the regulatory authorities and also audits of the clinical trial sites, data and CROs that have supported us in the clinical development. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept an application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies.

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

Our operations and relationships with healthcare providers, healthcare organizations, customers and third-party payors will be subject to applicable anti-bribery, anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to, among other things, enforcement actions, criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Our current and future arrangements with healthcare providers, healthcare organizations, third-party payors and customers expose us to broadly applicable anti-bribery, fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute any of our product candidates approved for commercial sale. Restrictions under applicable federal and state anti-bribery and healthcare laws and regulations, include the following:

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

An orphan drug designation by the FDA or other comparable foreign regulatory authorities does not increase the likelihood that our product candidates will receive marketing exclusivity.

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

Generally, if a product with an orphan drug designation in a particular jurisdiction subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the authority in that jurisdiction from approving another marketing application for the same drug for the same indication during the period of exclusivity. The applicable period is seven years in the U.S., 10 years in Europe, and 10 years in Japan. Orphan drug exclusivity may be lost if the FDA or other comparable foreign regulatory authority determines that the request for designation was materially defective, the criteria on which the orphan designation was originally issued no longer apply or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In the E.U. and in Japan, it is necessary to apply for “maintenance” of the orphan drug designation to continue post approval. There is no guarantee that because the product was granted orphan designation during development that this will remain post approval.

The FDA granted orphan drug designation for EKTERLY (sebetralstat) on September 7, 2021. This designation may not effectively protect EKTERLY (sebetralstat) (or other drug candidates for which we may seek orphan designation) from competition because the designation does not preclude different drugs from being approved for the same condition. Even after an orphan designated drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that it is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

Failure to obtain regulatory approval in jurisdictions outside the U.S. would prevent EKTERLY (sebetralstat) and our other product candidates from being marketed in those jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even though we have received FDA approval and the Current Global Approvals for EKTERLY (sebetralstat), in order to market and sell EKTERLY (sebetralstat) in other jurisdictions, we or our third-party collaborators must obtain separate regulatory approvals from those jurisdictions and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We, or our third-party collaborators, may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval in any one country or jurisdiction does not ensure approval by regulatory authorities in other countries or jurisdictions. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

Any product candidate for which we obtain regulatory approval, including EKTERLY (sebetralstat), will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our approved products.

EKTERLY (sebetralstat), and our other product candidates, and the activities associated with their development and commercialization, including their testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other comparable foreign regulatory authorities. In the U.S., these requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authority, requirements regarding the distribution of samples to physicians and recordkeeping.

The FDA, or other comparable foreign regulatory authorities, may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products and if we promote our products beyond their approved indications, we may be subject to enforcement action for off-label promotion. Violations of the FDC Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

Non-compliance with U.S. and other comparable foreign regulatory authority requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the requirements of the U.S. and applicable foreign jurisdictions regarding the protection of personal information can also lead to significant penalties and sanctions.

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

Several healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) are eligible to be selected for negotiation by CMS, with the negotiated price taking effect two years after the selection year. CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product was subsequently announced. These negotiations resulted in significant price reductions for the selected products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. The price cap for each of these products, which cannot exceed a statutory ceiling price, will take effect in 2026. Negotiations for Medicare Part B products will begin in 2026 with the negotiated price taking effect in 2028. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if it is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the selected drug for negotiation. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for the Medicare Part B and Part D inflation rebates. In addition, beginning in 2025, the law eliminated the coverage gap under Medicare Part D by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. The IRA has had a significant impact on the pharmaceutical industry and the pricing of EKTERLY (sebetralstat) or any of our other product candidates approved for commercial sale.

On May 12, 2025, an Executive Order was issued that, among other things, required HHS, within 30 days, to establish and communicate to drug manufacturers most-favored-nation (“MFN”) price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards MFN pricing is not achieved, the Executive Order requires HHS to propose a rulemaking to implement MFN pricing. It is uncertain what HHS will consider significant progress toward MFN pricing, or when that determination will be made. If HHS issues and finalizes a rule to implement MFN pricing, the rule is likely to mandate reduced prices in the U.S. of drugs, including EKTERLY (sebetralstat) and any of our other product candidates approved for commercial sale, if they are also sold in comparator countries. Even if we do not market drugs in such countries, we would be indirectly affected if our drugs competed with drugs that were reduced by MFN pricing.

At the state level, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biological product pricing, including restrictions or prohibitions on certain marketing practices, reporting of specified categories of remuneration provided to health care practitioners, and reporting and justification of price increases greater than a specified level. In some cases, states have designed programs to encourage importation from other countries and bulk purchasing For example, the FDA released a final rule in September 2020 providing guidance for states to build and submit plans for importing drugs from Canada, and the FDA authorized the first such plan in Florida in January 2024, which has been extended until November 2025. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the U.S. or Canada. Other states have also submitted proposals that are pending review by the FDA.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for pharmaceuticals and other healthcare products and services, which could result in reduced demand for sebetralstat or any future product candidates, if approved, or additional pricing pressures. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize sebetralstat or other product candidates for which we obtain regulatory approval.

Governments outside the U.S. tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, including the U.K., E.U. and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of regulatory approval for a product, and pricing in these countries may in some cases make it uneconomical for us to sell our products. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

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

Disruptions at the FDA, the SEC and other government agencies or comparable regulatory authorities caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, otherwise prevent new products and services from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business. In addition, there is substantial uncertainty regarding new initiatives under the Trump Administration and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would adversely affect our business.

The ability of the FDA or other regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory and policy changes, and other events that may otherwise affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions. In addition, government funding of the government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA may slow the time necessary for new drugs to be reviewed and/or approved, which would adversely affect our business. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, if any legislation, executive orders, or lapses in agency funding impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similar consequences would also result in the event of another significant shutdown of the federal government. In the past, government shutdowns have led to certain regulatory agencies having to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we face as we proceed with research and development and potential future commercialization. Some of these efforts have manifested to date as efforts to reduce the size of the federal government, including large-scale reductions in force at the FDA. The loss of key personnel at the FDA, including those in leadership positions, is likely to impact operations at the FDA, which could result in, among other things, delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development, longer review times, and delays in obtaining regulatory approvals for our product candidates. Moreover, the current administration has recently proposed action to freeze or reduce the budget of the National Institutes of Health (“NIH”) as related to its funding for medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. There remains general uncertainty regarding future activities. New executive orders, regulations, policies or guidance could be issued or promulgated that adversely affects us or creates a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance, there could be a material adverse effect on us and our business.

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

We do not own or operate facilities for the manufacture of EKTERLY (sebetralstat) or our other product candidates, and we do not have any direct manufacturing personnel. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing and commercial supply of EKTERLY (sebetralstat), and any other product candidates for which we obtain regulatory approval, and we do not have backup sources of supply established for EKTERLY (sebetralstat) or our other product candidates. We review the manufacturing process for sebetralstat and each of our product candidates and assess the risk to supply and, as appropriate, establish multiple manufacturers and/or establish stock levels to support future activities and do not believe we are currently substantially dependent on any one third party. Despite our drug substance and drug product risk management, this reliance on third parties presents a risk that we will not have sufficient quantities of our products or product candidates, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts by us or our collaborators.

Any failure on the part of our existing or future manufacturers to provide the drug substance or drug products we need, at the times needed, could delay clinical development or regulatory approval. If current suppliers cannot supply us with our clinical trial or commercial requirements as agreed, we may be required to identify alternative manufacturers, which would lead us to incur added costs and delays in identifying and qualifying any such replacement.

Even if we choose to self-manufacture, the formulation used in early studies frequently is not a final formulation for commercialization. Additional changes may be required by the FDA or other comparable foreign regulatory authorities on specifications and storage conditions. These may require additional studies and may delay our clinical trials, including our ongoing KONFIDENT-KID trial.

We rely on third-party manufacturers and third-party collaborators for the manufacture of commercial supply of EKTERLY (sebetralstat) and expect to rely on third-party manufacturers and third-party collaborators for the manufacture of commercial supply of any other product candidates for which we, or our collaborators, obtain regulatory approval.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or regulatory approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
reliance on the third party for regulatory compliance and quality assurance;
•
the possible breach of the manufacturing agreement by the third party;
•
the possible misappropriation of our proprietary information, including trade secrets and know-how; and
•
the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third-party manufacturers may not be able to comply with cGMP, regulations or similar regulatory requirements outside the U.S. If the FDA determines that our third-party manufacturers are not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may not approve an NDA until the deficiencies are corrected or we replace the manufacturer in our application with a manufacturer that is in compliance. Moreover, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, approved products and the facilities at which they are manufactured are required to maintain ongoing compliance with extensive FDA requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, our third-party manufacturers are subject to continual review and periodic inspections to assess compliance with cGMPs. Furthermore, although we do not have day-to-day control over the operations of our third-party manufacturers, we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs.

In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, there have been legislative proposals that target U.S. government contracts, grants and loans for entities that use equipment and services from certain named Chinese biotechnology companies, and would authorize the U.S. government to name additional Chinese biotechnology companies of concern. If these bills become law, or similar laws are passed, they could severely restrict our ability to work with Chinese biotechnology manufacturing companies without losing our ability to contract with, or otherwise receive funding from, the U.S. government. We cannot predict what actions may ultimately be taken with respect to trade relations between the U.S. and China or other countries, what products and services may be subject to such actions or what actions may be taken by China or the other countries in retaliation.

If we are required to change third-party manufacturers for any reason, we will be required to verify that the new third-party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate or product according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of any new third-party manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget.

Our product candidates and any products that we may develop in the future may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Our current and anticipated future dependence upon others for the manufacture of EKTERLY (sebetralstat) and our other product candidates or products may adversely affect our future profit margins and our ability to commercialize EKTERLY (sebetralstat), and any other products that receive regulatory approval, on a timely and competitive basis.

We may not successfully engage in strategic transactions, including any additional collaborations we seek, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expenses and present significant distractions to our management. The terms of any collaborations may also have impacts on other aspects of our business.

From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases and out-licensing or in-licensing of product candidates or technologies that we believe will complement or augment our existing business. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or a collaborator terminates the collaboration. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future strategic partners. Our ability to reach a definitive agreement for a collaboration will depend upon, among other things, our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. Moreover, even if we acquire assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such assets due to an inability to successfully integrate them with our existing technologies and we may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic acquisition that delay or prevent us from realizing their expected benefits or enhancing our business.

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

We have entered into various collaboration agreements, pursuant to which we have licensed commercialization rights to third parties in other countries, including Japan, Canada, Argentina, Brazil, Colombia, and Mexico. In these and any future collaboration agreements, we expect to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of sebetralstat or any other product candidates. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We may not realize the full potential value of these collaboration agreements, or any future agreement.

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

Our existing collaboration agreements, and any future collaboration agreements we may enter into, may involve the following risks:

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
•
product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the development of our product candidates;
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

If our collaborations do not result in the successful development of products or product candidates, product candidates could be delayed and we may need additional resources to develop product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Transition Report on Form 10-KT also apply to the activities of our collaborators.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other pharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approval for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. It is also possible that we will fail to identify patentable aspects of our discovery and preclinical and clinical development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. For example, India and China do not allow patents for methods of treating the human body. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. If a third party has also filed a U.S. patent application prior to the effective date of the relevant provisions of the America Invents Act (i.e. before March 16, 2013) covering our products and product candidates, including EKTERLY (sebetralstat), or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the USPTO to determine priority of invention in the U.S. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the U.S., E.U., and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Moreover, we may be subject to a third-party preissuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize EKTERLY (sebetralstat) or other current or future product candidates.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell EKTERLY (sebetralstat) and our other product candidates that receive regulatory approval and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.

If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our products or product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

We are highly dependent on the research and development, clinical and business development expertise of the principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, sales and marketing personnel will also be critical to our success. The loss of the services of any of our management team, other key employees or other scientific and medical advisors, and our inability to find suitable replacements, could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.

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

We have grown from 270 employees as of April 30, 2025 to 275 employees as of December 31, 2025, and anticipate continuing to add headcount as we further develop our selling, general and administrative capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The myriad U.S. and international privacy and data breach laws are not always consistent, and compliance in the event of a widespread data breach is difficult and may be costly. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. For instance, companies that violate the EU’s General Data Protection Regulation, including as implemented in the United Kingdom (collectively, the “GDPR”), can face fines of up to the greater of 20 million Euros under the E.U. GDPR / 17.5 million pounds under the U.K. GDPR, or 4% of their worldwide annual revenue, whichever is higher. In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. If there is no lawful manner for us to transfer personal data from the E.U., the U.K., or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as the E.U. and/or U.K.) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.

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

In July 2023, the SEC adopted cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks and processes for assessing, identifying and managing cybersecurity risks) in annual reports on Form 10-K. These cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents on a Form 8-K, within four business days of determining an incident is material.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. Factors affecting the market price of our common stock include those discussed in this “Risk Factors” section of this Transition Report on Form 10-KT and others such as:

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
•
changes in reimbursement or third-party coverage of treatments, or changes to treatment recommendations or guidelines applicable to treatment;
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
•
general economic, industry and market conditions and overall fluctuations in the U.S. equity markets, including due to rising inflation and interest rates, changes in tariffs and trade restrictions and foreign exchange rates, labor shortages, supply chain issues, and global conflicts in Ukraine and the Middle East; and
•
other events or factors, many of which are beyond our control.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act, and regulations imposing certain corporate governance practices. We must comply with numerous SEC and Nasdaq requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel have devoted, and will continue to need to devote, a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors (“Board”) or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

We are subject to Section 404 and the related rules of the SEC which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. As a smaller reporting company and a non-accelerated filer, we are entitled to rely on certain exemptions from various reporting requirements that are applicable to most public companies, including, but not limited to, the auditor attestation requirements of Section 404(b), which would require an attestation by our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. However, if in the future we become subject to the auditor attestation requirement of Section 404(b), our independent registered public accounting firm could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. In addition, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected.

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

Shareholder Activism Could Cause Material Disruption to Our Business.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as actions related to environment, social and governance matters, financial restructuring, increased borrowing, dividends, share repurchases or even sales of assets or the entire company. Responding to proxy contests and other actions by such activist investors or others in the future could be costly and time-consuming, disrupt our operations and divert the attention of our Board and senior management from the pursuit of our business strategies, which could adversely affect our results of operations and financial condition.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquirer or delay or prevent changes in control or changes in our management without the consent of our Board. The provisions in our charter documents include the following:

•
a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our Board;
•
no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
the exclusive right of our Board to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board;
•
the required approval of at least 66 2/3% of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;
•
the ability of our Board to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•
the ability of our Board to alter our bylaws without obtaining stockholder approval;
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
•
the requirement that a special meeting of stockholders may be called only by or at the direction of our Board pursuant to a resolution adopted by a majority of the total number of directors that our Board would have if there were no vacancies, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•
advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us. In addition, these provisions would apply even if we were to receive an offer that some stockholders may consider beneficial.

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
•
we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our Board or brought to enforce a right to indemnification.
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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Challenging or uncertain economic conditions including those related to global epidemics, pandemic, or contagious diseases, regional geopolitical conflicts (including those in Ukraine and the Middle East), inflation, fluctuation in interest rates and foreign exchange rates, changes in tariffs and trade restrictions, uncertainty with respect to the federal debt ceiling and budget and government shutdowns related thereto, actual or perceived instability in the global banking system, disruptions in supply chains may adversely affect our general business strategy and stock price. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our business and the value of our common stock.

If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon development plans. There is also a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. While we do not have any clinical trial sites or operations in Ukraine or the Middle East, if the current conflict in Ukraine continues, there is the potential for trial sites in other eastern European countries to slow or stop enrollment, or to be unable to administer our clinical trials.

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

Our strategy toward managing cybersecurity risk in our business is informed by and aligned with the core principles and methods outlined within the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, while including elements of the International Organization for Standardization’s ISO/IEC 27001 publication and industry best practices. This does not mean that we seek to meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF or ISO 27001, and other resources as guides to help us identify, assess, and manage cybersecurity risks relevant to our business. Inclusive in these frameworks and our program are components for continuous improvement through feedback, self-review and external testing.

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

In addition, we perform diligence on our strategic vendors and prospective vendors regarding their cybersecurity posture. Although we continue to invest in this diligence regarding our critical vendors, our control over the security posture of our vendors is limited, and there can be no assurance that we can prevent or significantly mitigate the risk of any compromise or failure in the information assets owned or controlled by such vendors.

Governance:

The Vice President of IT is responsible for implementing and maintaining the information security program. The Vice President of IT role is currently held by an individual who has over 20 years of experience in enterprise-level IT operations and management, cybersecurity operations and management and IT/Cyber architecture and strategy. The Vice President of IT reports to our Chief Financial Officer (“CFO”), who together are responsible for coordinating information security risk assessments and overseeing periodic testing of our cybersecurity controls. Our CFO meets with the Audit Committee of our Board periodically for the Audit Committee to provide guidance on the prioritization of risk remediation and ongoing implementation of cybersecurity improvements across our organization.

The Vice President of IT engages with our managed service providers to proactively address emerging threats based on industry reports and respond to any threats and incidents. Our managed service providers also provide continuous support and coverage of our information technology infrastructure. We utilize threat intelligence services from multiple organizations, allowing us to proactively respond to emerging cybersecurity threats.

Our Board considers cybersecurity risk part of its risk oversight function and has delegated to the Audit Committee of our Board’s oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program. The relevant members of management regularly update the Audit Committee with respect to cybersecurity risk, also on an ad-hoc basis as necessary, regarding any material cybersecurity incidents and any incidents with lesser impact potential. The Audit Committee periodically reports to the full Board regarding its activities, including those related to cybersecurity.

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

Item 2. Properties.

Details of our principal properties as of December 31, 2025, are provided below:

Location	Function	Square footage	Initial Lease Term End Date
Framingham, MA	Corporate headquarters	32,110	2035
Cambridge, MA	Office space - subleased to third-party	8,300	2028
Salt Lake City, UT	Office space	6,200	2032
Cambridge, MA	Laboratory facility	500	2028
Porton Down, U.K.	Office space and laboratory facility	13,400	2028
Dublin, Ireland	Office space	1,100	2028
Tokyo, Japan	Office space	237	2026
Zug, Switzerland	Office space	7,200	2030
Berlin, Germany	Office space	215	2026

We believe that our current and future facilities will be adequate for the foreseeable future. Refer to Note 12, Leases, in the Notes to the Consolidated Financial Statements for further details on the Company's leases.

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

Holders

As of March 18, 2026, there were 15 holders of record of our common stock. The actual number of holders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

We have never declared or paid cash dividends on our capital stock. We do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings, if any, will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our Board and would depend upon various factors, including our results of operations, financial condition and capital requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our Board.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Transition Report on Form 10-KT. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management, reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ materially from those discussed or implied in these forward-looking statements due to a number of factors, including, but not limited to, those set forth in the section entitled “Risk Factors” and elsewhere in this Transition Report on Form 10-KT. You should review the risk factors for a more complete understanding of the risks associated with an investment in our securities. For further information regarding forward-looking statements, please refer to the “Special Note Regarding Forward-Looking Statements” at the beginning of Part I of this Transition Report on Form 10-KT. Our fiscal year end is December 31, and references throughout Item 7 to a given fiscal year are to the eight months ended on that date.

Management Overview

We are a global pharmaceutical company dedicated to delivering life-changing oral therapies for individuals affected by rare diseases with significant unmet needs. On July 3, 2025, we received approval from the U.S. Food and Drug Administration (the “FDA”) for our lead product candidate, EKTERLY® (sebetralstat), for the treatment of acute attacks of hereditary angioedema (“HAE”) in adults and adolescents aged 12 years and older. EKTERTLY is the first and only oral on-demand therapy for HAE. Following FDA approval, EKTERLY received marketing authorization from the European Medicines Agency EMA, the U.K.'s Medicines and Healthcare products Regulatory Agency (MHRA, the Swiss Agency for Therapeutic Products, Japan's Ministry of Health, Labour and Welfare as well as regulatory agencies in Australia and Singapore. We currently market EKTERLY in the U.S. and Germany and have established commercialization partnerships for Japan, Canada, Brazil, Argentina, Colombia, and Mexico. We are incorporated in the State of Delaware and headquartered in Framingham, Massachusetts.

Royalty Financing

In November 2024, we, as guarantor, and KalVista Pharmaceuticals Limited, our wholly owned subsidiary (the “Subsidiary”), entered into a Purchase and Sale Agreement (the “PSA”) with DRI Healthcare Acquisitions LP, an affiliate of DRI Healthcare Trust, later replaced with DRI UK LP (“DRI”), pursuant to which the Subsidiary sold to DRI the right to receive payments from the Subsidiary at a tiered percentage of future worldwide net sales of sebetralstat in exchange for an upfront payment of $100.0 million. Pursuant to the PSA, because sebetralstat was approved prior to October 1, 2025, the Subsidiary had the option to receive a one-time payment of $22.0 million, which it exercised in July 2025. As a result of receiving this one-time payment from DRI, the royalty rate on the first sales tranche of net sales up to and including $500.0 million was increased from 5.00% to 6.00% and the sales-based milestone amount payable if annual worldwide net sales of EKTERLY meet or exceed $550.0 million in any calendar year before January 1, 2031 was increased from $50.0 million to $57.0 million. See Note 14, Purchase and Sale Agreement, of the financial statements included in the Transition Report on Form 10-KT for additional details regarding the PSA.

License, Supply and Distribution Agreement

Kaken Agreement

In April 2025, we entered into a License, Supply and Distribution Agreement (the “Kaken Agreement”) with Kaken Pharmaceutical Co., Ltd. (“Kaken”), pursuant to which we have licensed exclusive commercialization rights in Japan to Kaken for sebetralstat (the “Licensed Product”) in exchange for a non-refundable upfront payment of $11.0 million, potential regulatory and sales milestone payments totaling approximately $13.0 million, and effective royalty payments in the mid-twenties that shall be payable for each unit of Licensed Product, which will reflect a percentage of the Japanese National Health Insurance price of the Licensed Product.

Change in fiscal year

On March 13, 2025, our Board of Directors approved a change to our fiscal year end from April 30 to December 31, effective December 31, 2025, resulting in an eight-month transition period from May 1, 2025 to December 31, 2025.

Financial Overview

Revenue

Following FDA approval of EKTERLY on July 3, 2025, we began generating revenue from the sale of products in the U.S. We also generate product revenue from commercial sales in Germany, following approval received in October 2025.

Cost of Revenue

Cost of revenue consists of manufacturing costs and costs associated with the distribution of EKTERLY in the U.S. and Germany, following our receipt of the necessary regulatory approvals. Prior to receiving regulatory approval for EKTERLY in July 2025, we expensed such manufacturing and material costs as research and development expenses.

Research and Development Expenses

Research and development expenses primarily consist of costs associated with our research activities and preclinical and clinical development of product candidates. We contract with clinical research organizations to manage our clinical trials under agreed upon budgets for each study, with oversight by our clinical program managers. All research and development costs are expensed as incurred.

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

We expect to continue to spend resources on research and development activities for the foreseeable future as we continue to conduct clinical development and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving regulatory approval for any of our other product candidates.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and equity-based compensation expenses for personnel, costs of establishing a commercial organization to sell, market and distribute our product candidates and costs in executive, finance, legal, medical affairs, information technology, human resources, investor relations, and commercial functions. Other significant selling, general and administrative expenses include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting, consulting services, and corporate expenses. We expect selling, general and administrative expenses to increase as we continue to invest in building the infrastructure to support the commercial sales of EKTERLY.

Other (Expense) Income

Other (expense) income, net consists of interest income earned on bank accounts and marketable securities, interest expense from the royalty liability and convertible notes, change in fair value of the derivative liability, research and development tax credits from the United Kingdom tax incentive programs, realized gains and losses from marketable securities and realized and unrealized exchange rate gains and losses on cash held in foreign currencies and transactions settled in foreign currencies.

Income Taxes

We historically have incurred net losses and have had no corporate tax liabilities. We file U.S. Federal tax returns, as well as certain state returns. We also file returns in the U.K. Under the U.K. government’s research and development tax incentive scheme, we have incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid out to us in cash and reported as other income. For tax purposes, we capitalize and subsequently amortize all allowable R&D expenditures over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported revenue and expenses during the reported periods. We evaluate these estimates and judgments, including those described below, on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also Note 2, Summary of Significant Accounting Policies, to our Notes to Consolidated Financial Statements included in this Transition Report on Form 10-KT, which discusses the significant assumptions used in applying our accounting policies. Those accounting policies and estimates that we deem to be critical are as follows:

Liability Related to the Royalty Obligation

In November 2024, we entered into a royalty financing with DRI to monetize a portion of our future EKTERLY (sebetralstat) royalties in exchange for an upfront payment of $100.0 million. We accounted for the royalty financing arrangement as debt due to it being probable at the time of entering into the arrangement that we would have commercial sales of EKTERLY and our continuing involvement in the future sales of EKTERLY. We calculated the liability related to the sale of future royalties, effective interest rate and the related interest expense using our current estimate of anticipated future royalty payments under the arrangement, which we reassess quarterly based on the current net sales forecasts utilizing the prospective method. The amount that DRI will receive under the agreement is based on sales of EKTERLY (sebetralstat). As such, the repayment amounts that we estimate related to projections of future sebetralstat revenues contain subjective estimation, which we believe could lead to changes in estimates in the future. If there is a material change in our estimate, we will prospectively adjust the timing and amount of payments due, effective interest rate and the related interest expense.

Under the PSA, the Subsidiary has the option (the “Buy-Back Option”) to repurchase future Revenue Participation Rights (as defined in the PSA) at any time until December 31, 2026 either (i) in the event of a change of control of the Subsidiary or (ii) in the event that confirmation that payment of the Revenue Participation Rights will not receive certain tax treatment has not been obtained. Additionally, DRI has an option (the “Put Option”) to require the Subsidiary to repurchase future Revenue Participation Rights in the event of a change of control of the Subsidiary exercisable until December 31, 2026. The Buy-Back and Put Options are considered embedded derivatives requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability using a “with-and-without” method. The with-and-without methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative is the fair value of the derivative liability. The initial fair value allocated to the derivative liability was recorded against the royalty obligation as a debt discount, which is being amortized in interest expense on the consolidated statement of operations over the expected term using the effective interest method. The embedded derivative is subsequently remeasured at fair value each reporting period.

There are numerous factors, most of which are not within our control, that could materially impact the amount and timing of future royalty payments and could result in changes to our estimate of future royalty payments to DRI. Such factors include, but are not limited to, the expected commercial sales of EKTERLY (sebetralstat), competing products or other significant events. These factors and other events or circumstances could result in reduced royalty payments from expected sales of EKTERLY (sebetralstat), which would result in a reduction of our royalty revenue and interest expense over the life of the agreement. Conversely, if sales of EKTERLY (sebetralstat) are more than amounts we estimated, the royalty revenue payments and non-cash interest expense we record would be greater over the life of the arrangement.

Product Revenue

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

Rebates. We estimate rebates we will provide to commercial payors and governmental programs, including Medicaid and Medicare, and deduct these estimated amounts from total gross product revenues at the time the revenues are recognized, resulting in a reduction of product revenue and the establishment of a current liability. Governmental rebate reserves are calculated based on the terms of applicable government statutory requirements and estimated product utilization by eligible patients.

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

Results of Operations

This section of this Transition Report on Form 10-KT generally discusses the eight-month transition period ended December 31, 2025 compared with the same period of the period year, which is unaudited, and year-to-year comparisons between the twelve-month periods ended April 30, 2025 and 2024.

Eight-Month Transition Period Ended December 31, 2025 Compared With the Eight-Month Period Ended December 31, 2024 (unaudited)

The table below summarizes the key components of our results of operations for the periods indicated (in thousands):

	Eight Months Ended December 31,		Change
	2025	2024 (unaudited)	$	%
Product revenue, net	$49,078	$—	$49,078	100%
Operating expenses:
Cost of revenue	3,081	—	3,081	100%
Research and development	33,371	52,166	(18,795)	-36%
Selling, general and administrative	124,663	64,864	59,799	92%
Total operating expenses	161,115	117,030	44,085	38%
Operating loss	(112,037)	(117,030)	4,993	-4%
Other income	1,480	6,576	(5,096)	-77%
Loss before income tax (benefit) expense	$(110,557)	$(110,454)	$(103)	0%

Product revenue, net. Product revenue, net was $49.1 million for the eight-months ended December 31, 2025 compared with $0 in the same period in the prior year as a result of our commercial launch of EKTERLY in the U.S. in July 2025, following the FDA approval of EKTERLY on July 3, 2025, and in Germany in the fourth quarter of 2025.

Cost of revenue. Cost of revenue was $3.1 million for the eight-months ended December 31, 2025 compared with $0 in the same period in the prior year and primarily consisted of manufacturing costs and costs associated with the distribution of EKTERLY in the U.S. and Germany following regulatory approvals.

Research and development expenses. Research and development expenses decreased by $18.8 million for the eight-months ended December 31, 2025 compared with the same period in the prior year. The decrease was primarily due to decreases in spending on sebetralstat of $13.6 million, personnel costs of $1.1 million, and other R&D activities of $4.0 million.

The table below summarizes research and development expenses by major programs or categories for the periods indicated (in thousands):

	Eight Months Ended December 31,		Change
	2025	2024 (unaudited)	$	%
Sebetralstat	$8,556	$22,172	$(13,616)	-61%
Personnel	19,228	20,365	(1,137)	-6%
Other R&D	5,587	9,629	(4,042)	-42%
Total research and development	$33,371	$52,166	$(18,795)	-36%

Other R&D costs decreased primarily due to decreased spending on preclinical activities and a transition to recognizing expense associated with sebetralstat pre-commercial awareness within selling, general and administrative expenses. We anticipate these costs to remain approximately at current levels as the KONFIDENT-S and KONFIDENT-KID trials are ongoing.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $59.8 million for the eight-months ended December 31, 2025 compared with the same period in the prior year primarily due to increases in personnel costs of $36.2 million, marketing and advertising costs of $6.0 million, professional fees of $5.1 million, commercial strategy costs of $4.1 million, medical related expenses of $2.7 million, and other administrative expenses of $5.7 million. We anticipate that these expenses will continue at or above current levels to support the commercialization of EKTERLY.

Other income. Other income decreased by $5.1 million for the eight-months ended December 31, 2025 compared with the same period in the prior year primarily due to an increase in interest expense of $11.1 million offset by a change in the fair value of the derivative liability of $3.8 million and an increase in interest income of $1.7 million attributable to higher average cash and investment balances and the royalty and convertible notes transactions.

Twelve Months Ended April 30, 2025 Compared to the Twelve Months Ended April 30, 2024

The table below summarizes the key components of our results of operations for the periods indicated (in thousands):

	Twelve Months Ended April 30,		Change
	2025	2024	$	%
Operating expenses:
Research and development	71,709	86,167	(14,458)	-17%
Selling, general and administrative	116,286	54,278	62,008	114%
Total operating expenses	187,995	140,445	47,550	34%
Operating loss	(187,995)	(140,445)	(47,550)	34%
Other income	7,943	13,801	(5,858)	-42%
Loss before income tax (benefit) expense	$(180,052)	$(126,644)	$(53,408)	42%

Revenue. No revenue was recognized in the twelve months ended April 30, 2025 or 2024.

Research and development expenses. Research and development expenses were $71.7 million in the twelve months ended April 30, 2025 compared to $86.2 million in the prior year. The decrease of $14.5 million was primarily due to decreases in R&D spending on sebetralstat of $7.3 million and personnel costs of $2.7 million as our focus shifted to building out the commercialization of sebetralstat pending FDA approval. In addition, the decrease was further driven by a decline in other R&D activities of $4.4 million. The impact of exchange rate changes on research and development expenses was an increase of approximately $0.9 million compared to the prior year, which is reflected in the figures above.

The table below summarizes research and development expenses by major programs or categories for the periods indicated (in thousands):

	Twelve Months Ended April 30,		Change
	2025	2024	$	%
Sebetralstat	$29,211	$36,544	$(7,333)	-20%
Personnel	29,481	32,229	(2,748)	-9%
Other R&D	13,017	17,394	(4,377)	-25%
Total research and development	$71,709	$86,167	$(14,458)	-17%

Other R&D costs decreased primarily due to decreased spending on preclinical activities and a transition to recognizing expense associated with sebetralstat pre-commercial awareness to Selling, general and administrative expenses, as the nature of the expenses no longer represented research activities.

Selling, general and administrative expenses. Selling, general and administrative expenses were $116.3 million in the twelve months ended April 30, 2025 compared to $54.3 million in the prior year. The increase of $62.0 million was primarily due to increases of $25.5 million in employee-related expenses primarily from the build out of the commercial and sales organization, $19.2 million in commercial expenses, $8.5 million in sebetralstat medical awareness expenses, $3.9 million in professional fees and $4.8 million in other administrative expenses.

Other (expense) income. Other income was $7.9 million for the twelve months ended April 30, 2025 compared to $13.8 million in the prior year. The decrease of $5.9 million was primarily due to a decrease of $3.3 million in income from research and development tax credit as a result of less qualified R&D spending, a $5.8 million increase in interest expense from the royalty obligation and a $1.7 million expense recorded on the change in fair value of the derivative liability. The decrease was partially offset by an increase of $2.5 million in interest income attributable to higher average cash and investment balances, and foreign currency exchange rate gains of $2.3 million from transactions denominated in foreign currencies in our foreign subsidiaries and other increases.

Liquidity and Capital Resources

The eight-month period ended December 31, 2025 is the first period in which we generated revenue from product sales following FDA approval of EKTERLY on July 3, 2025. For the eight-month period ended December 31, 2025 and twelve months ended April 30, 2025 and 2024, we incurred losses and cash outflows from operating activities. As of December 31, 2025, we had an accumulated deficit of $762.7 million and cash, cash equivalents and marketable securities totaling $300.2 million. We have funded operations primarily through the issuance of capital stock, pre-funded warrants, convertible debt, and royalty financing. Our working capital, primarily cash and marketable securities, is anticipated to be sufficient to fund our operations for at least the next twelve months from the date these consolidated financial statements are issued.

Sources of Liquidity

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

In July 2025, we received a one-time cash payment of $22.0 million as a result of obtaining FDA approval of sebetralstat before October 1, 2025, pursuant to the PSA with DRI.

In April 2025, we entered into the Kaken Agreement pursuant to which we have licensed exclusive commercialization rights in Japan to Kaken Pharmaceutical Co., Ltd. for the Licensed Product (as defined in the Kaken Agreement) in exchange for a non-refundable upfront payment of $11.0 million, potential regulatory and sales milestone payments totaling approximately $13.0 million and effective royalty payments in the mid-twenties percentage that shall be payable for each unit of revenue of Licensed Product that we supply, which reflect a percentage of the Japanese National Health Insurance price of the Licensed Product. In June 2025, we received the upfront payment of $11.0 million.

In July 2025, we entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”) pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million (the “ATM Shares”), under the prospectus supplement, dated July 10, 2025, to the Registration Statement, through TD Cowen as sales agent. As of December 31, 2025, we have not offered or sold any ATM Shares pursuant to the Registration Statement.

In September 2025, we entered into an indenture agreement with U.S. Bank Trust Company, National Association, as trustee, to issue $143.8 million aggregate principal amount of convertible senior notes (the “Notes”). The Notes are senior, unsecured obligations of the Company and bear interest at a rate of 3.25% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. The net proceeds were $139.1 million after deducting the discount and offering expenses of $4.7 million. The effective interest rate on the Notes is 3.85%.

Cash Flows

The table below summarizes the net cash flow activity for the periods indicated (in thousands):

	Eight Months Ended December 31,		Change
	2025	2024 (unaudited)	$	%
Cash used in operating activities	$(81,621)	$(97,784)	$16,163	-17%
Cash provided by investing activities	18,684	94,233	(75,549)	-80%
Cash provided by financing activities	162,641	154,755	7,886	5%
Effect of exchange rate changes	(1,831)	(17)	(1,814)	10671%
Increase in cash, cash equivalents and restricted cash	$97,873	$151,187	$(53,314)	-35%

Cash used in operating activities

Cash used in operating activities was $81.6 million for the eight-months ended December 31, 2025 and primarily consisted of a net loss of $109.5 million adjusted for stock-based compensation of $11.4 million, interest expense and issuance cost amortization associated with the sale of future royalties and interest expense associated with the convertible notes of $11.8 million, and other changes in net working capital. Cash used in operating activities was $97.8 million for the eight-months ended December 31, 2024 and primarily consisted of a net loss of $110.5 million adjusted for stock-based compensation of $7.8 million, an increase in accrued expenses and other liabilities and the research and development tax credit receivable of $12.5 million and $3.0 million, respectively, and other changes in net working capital.

Cash provided by investing activities

Cash provided by investing activities for the eight-months ended December 31, 2025 was $18.7 million and primarily consisted of the sales and maturities of marketable securities of $105.4 million offset by purchases of marketable securities of $84.8 million, as compared to $94.2 million provided by investing activities during the same period in the prior year primarily due to the sales and maturities of marketable securities of $95.4 million.

Cash provided by financing activities

Cash provided by financing activities for the eight-months ended December 31, 2025 was $162.6 million and primarily consisted of the proceeds from the sale of convertible notes of $139.1 million and an increase in the royalty liability of $21.7 million related to our drawdown of the optional milestone payment from DRI following FDA approval of EKTERLY. Cash provided by financing activities during the same period in the prior year was $154.8 million and primarily consisted of the proceeds from the DRI royalty agreement of $95.4 million and proceeds from the issuance of common stock of $55.9 million.

The table below summarizes the net cash flow activity for the periods indicated (in thousands):

	Twelve Months Ended April 30,		Change
	2025	2024	$	%
Cash used in operating activities	$(152,907)	$(89,231)	$(63,676)	71%
Cash provided by (used in) investing activities	91,024	(84,719)	175,743	-207%
Cash provided by financing activities	159,727	150,714	9,013	6%
Effect of exchange rate changes	2,639	(1,213)	3,852	-318%
Increase (decrease) in cash, cash equivalents and restricted cash	$100,483	$(24,449)	$124,932	-511%

Cash used in operating activities

Cash used in operating activities was $152.9 million for the twelve months ended April 30, 2025 and primarily consisted of a net loss of $183.4 million adjusted for stock-based compensation of $12.3 million, an increase of deferred revenue related to the upfront payment of $11.0 million from Kaken, a decrease in the research and development tax credit receivable of $7.3 million, and other changes in net working capital. The research and development tax credit receivable decreased due to the lower tax credit rate which occurred in April 2024 and decreased qualified R&D spending. Cash used in operating activities was $89.2 million for the twelve months ended April 30, 2024 and primarily consisted of a net loss of $126.6 million adjusted for stock-based compensation of $21.9 million, a decrease in the research and development tax credit receivable of $8.2 million, and other changes in net working capital.

Cash provided by (used in) investing activities

Cash provided by investing activities was $91.0 million for the twelve months ended April 30, 2025 and primarily consisted of sales and maturities of marketable securities of $122.5 million offset by purchases of marketable securities of $30.5 million. Cash used in investing activities was $84.7 million for the twelve months ended April 30, 2024 and primarily consisted of purchases of marketable securities of $189.2 million and spend on website development costs of $0.4 million offset by sales and maturities of marketable securities of $105.0 million.

Cash provided by financing activities

Cash provided by financing activities was $156.9 million for the twelve months ended April 30, 2025 and consisted of $95.2 million in net proceeds from the Royalty Agreement, $55.9 million from the issuance of common stock and $5.7 million from the issuance of common stock from equity incentive plans. Cash provided by financing activities was $150.7 million for the twelve months ended April 30, 2024 and primarily consisted of the $150.1 million in net proceeds from the February 2024 Underwritten Offering of common stock and pre-funded warrants.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2, Summary of Significant Accounting Policies, to our notes to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed are listed in Item 15 of this Transition Report on Form 10-KT and incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act of 1934, our management, under the supervision and with the participation of our Chief Executive Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025 our Chief Executive Officer has concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

This Transition Report on Form 10-KT does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company and a non-accelerated filer, we are entitled to rely on an exemption permitting us not to comply with the requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 that our independent registered public accounting firm provide an attestation on the management’s assessment of the effectiveness of our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements and Policies

During the three months ended December 31, 2025, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading agreement”; or a “non-Rule 10b5-1 trading agreement” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held in 2026 (the “2026 Proxy Statement”), which will be filed with the SEC within 120 days of December 31, 2025, and is incorporated by reference into this Transition Report on Form 10-KT.

We have insider trading policies and procedures that govern the purchase, sale, and other dispositions of our securities by directors, officers, employees, contractors, advisors, and consultants, and by us, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of Nasdaq. A copy of our Insider Trading Policy is incorporated by reference with this Transition Report on Form 10-KT as Exhibit 19.1.

Item 11. Executive Compensation.

The information required by this Item 11 will be set forth in our 2026 Proxy Statement to be filed with the SEC within 120 days of December 31, 2025, and is incorporated by reference into this Transition Report on Form 10-KT.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be set forth in our 2026 Proxy Statement to be filed with the SEC within 120 days of December 31, 2025, and is incorporated by reference into this Transition Report on Form 10-KT.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be set forth in our 2026 Proxy Statement to be filed with the SEC within 120 days of December 31, 2025, and is incorporated by reference into this Transition Report on Form 10-KT.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be set forth in our 2026 Proxy Statement to be filed with the SEC within 120 days of December 31, 2025, and is incorporated by reference into this Transition Report on Form 10-KT.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of, or incorporated by reference into, this Transition Report on Form 10-KT:

(1) Consolidated Financial Statements. See Index to Financial Statements beginning on page F-1 of this Transition Report, which are incorporated by reference.

(2) Financial Statement Schedules. All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.

(3) Exhibits. We have filed, or incorporated into this Transition Report on Form 10-KT by reference, the exhibits listed on the accompanying Exhibit Index.

(b) Exhibits.

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-36830	3.1	December 7, 2023
3.2	Amended and Restated Bylaws.	8-K	001-36830	3.1	June 14, 2023
4.1	Form of Common Stock Certificate.	S-1/A	333-201278	4.2	January 23, 2015
4.2	Description of Registrant’s Securities.	10-K	001-36830	4.2	July 20, 2025
4.3	Form of Pre-Funded Warrant (February 2024 Offering).	10-Q	001-36830	4.1	March 11, 2024
4.4	Indenture, dated as of September 29, 2025, between KalVista Pharmaceuticals, Inc. and U.S. Bank Trust Company, National Association, as trustee.	10-Q	001-36830	4.1	November 10, 2025
4.5	Form of 3.250% Convertible Senior Notes due 2031	10-Q	001-36830	4.2	November 10, 2025
10.1#	Form of Indemnification Agreement.	8-K	001-36830	10.1	October 6, 2025
10.2#	2017 Equity Incentive Plan.	DEF 14A	001-36830	Appendix A	March 2, 2017
10.3#	2017 Employee Stock Purchase Plan.	DEF 14A	001-36830	Appendix B	March 2, 2017
10.4#	Forms of Equity Agreements under the 2017 Equity Incentive Plan.	8-K	001-36830	99.1	June 29, 2018
10.5#	Enrollment/Change Form under the 2017 Employee Stock Purchase Plan.	S-8	333-237059	99.4	March 10, 2020
10.6	Office Lease Agreement by and between the Registrant and 55 Cambridge Parkway, LLC, dated May 30, 2017.	10-K	001-36830	10.12	July 27, 2017
10.7	First Amendment of Lease, dated November 20, 2020, to the Office Lease Agreement by and between the Registrant and 55 Cambridge Parkway, LLC, dated May 19, 2017.	10-Q	001-36830	10.1	December 10, 2020
10.8	Office Lease Agreement by and between the Registrant and OC 990 Corporate Center Associates, LLC dated July 22, 2024.	10-Q	001-36830	10.1	September 5, 2024
10.9	Underlease by and between the Registrant and Wiltshire Council, dated April 30, 2018.	8-K	001-36830	10.1	May 2, 2018
10.10#	Amended and Restated Executive Employment Agreement between Registrant and Paul K. Audhya, dated September 9, 2024.	8-K	001-36830	10.3	September 10, 2024
10.11#	Amended and Restated Executive Employment Agreement between the Registrant and Benjamin L. Palleiko, dated September 9, 2024.	8-K	001-36830	10.2	September 10, 2024

10.12#	Executive Employment Agreement between the Registrant and Bilal Arif, dated September 18, 2025.					X
10.13	Amended and Restated 2021 Equity Inducement Plan and forms of agreement.	S-8	333-292960	99.5	January 26, 2026
10.14	Securities Purchase Agreement by and between KalVista Pharmaceuticals, Inc. and DRI Healthcare Acquisitions LP, dated November 4, 2024.	8-K	001-36830	1.2	November 4, 2024
10.15	Purchase and Sale Agreement by and among the Registrant, as guarantor, KalVista Pharmaceuticals Ltd. and DRI Healthcare Acquisitions LP, dated November 4, 2024.	10-Q	001-36830	10.1	March 12, 2025
10.16	Debenture by and between KalVista Pharmaceuticals Ltd and DRI Healthcare Acquisitions LP, dated November 4, 2024.	10-Q	001-36830	10.2	March 12, 2025
10.17	License, Supply, and Distribution Agreement between Kaken Pharmaceutical Co., Ltd and KalVista Pharmaceuticals, Ltd, dated April 8, 2025.	10-K	001-36830	10.23	July 10, 2025
10.18	Sales Agreement between the Company and TD Securities (USA) LLC, dated July 10, 2025.	10-K	001-36830	10.24	July 10, 2025
10.19	Amendment to Purchase and Sale Agreement, dated May 22, 2025, by and among KalVista Pharmaceuticals Limited, DRI Healthcare Acquisitions LP, and solely for the purposes of the Guarantor Provisions therein, KalVista Pharmaceuticals, Inc.	10-Q	001-36830	10.1	November 10, 2025
10.20	Second Amendment to Purchase and Sale Agreement, dated September 2, 2025, by and among KalVista Pharmaceuticals Limited, DRI Healthcare Acquisitions LP, DRI UK LP, and solely for the purposes of the Guarantor Provisions therein, KalVista Pharmaceuticals, Inc.	10-Q	001-36830	10.2	November 10, 2025
10.21

Third Amendment to Purchase and Sale Agreement, dated February 3, 2026, by and among KalVista Pharmaceuticals Limited, DRI UK LP, and solely for the purposes of the Guarantor Provisions therein, KalVista Pharmaceuticals, Inc.

						X
19.1	Insider Trading Policy.	10-K	001-36830	19.1	July 10, 2025
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Deloitte & Touche LLP.					X
24.1	Power of Attorney. (See signature page hereto.)					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Recovery Policy.	10-K	001-36830	97.1	July 11, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Transition Report on Form 10-KT to be signed on its behalf by the undersigned, thereunto duly authorized.

KalVista Pharmaceuticals, Inc.

Date: March 25, 2026	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko
Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Benjamin L. Palleiko and Brian Piekos, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Transition Report on Form 10-KT and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Benjamin L Palleiko	Chief Executive Officer and Director	March 25, 2026
Benjamin L. Palleiko	(Principal Executive Officer)

/s/ Brian Piekos	Chief Financial Officer	March 25, 2026
Brian Piekos	(Principal Financial and Accounting Officer)

/s/ Brian J.G. Pereira	Director and Chairman	March 25, 2026
Brian J.G. Pereira, M.D.

/s/ William Fairey	Director	March 25, 2026
William Fairey

/s/ Laurence Reid	Director	March 25, 2026
Laurence Reid, Ph.D.

/s/ Bethany Sensenig	Director	March 25, 2026
Bethany Sensenig

/s/ Nancy Stuart	Director	March 25, 2026
Nancy Stuart

/s/ Patrick Treanor	Director	March 25, 2026
Patrick Treanor

/s/ Edward W. Unkart	Director	March 25, 2026
Edward W. Unkart

KALVISTA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of KalVista Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KalVista Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and April 30, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders' (deficit) equity, and cash flows, for the eight month transition period ended December 31, 2025 and for each of the two years in the period ended April 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and April 30, 2025 and 2024, and the results of its operations and its cash flows for the eight month transition period ended December 31, 2025 and for each of the two years in the period ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Product Revenue — Identification of Customer and Recognition of Revenue — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue from product sales in accordance with ASC 606, Revenue from Contracts with Customers, (“ASC 606”) whereby revenue is recognized when a customer obtains control of promised goods. The Company satisfies its performance obligation for product sales at a point in time by transferring the control of a promised good to a customer.

Given the judgments necessary to identify the customer, auditing such judgement required extensive audit effort due to the complexity of evaluating the terms of its contracts with its distributors and specialty pharmacy companies and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing management's identification of the customer and the point in time the customer obtains control of the promised good in the transaction included the following, among others:

•
Read the revenue and revenue-related contract agreements and assessed the Company's application of ASC 606, including the Company's conclusion on the identification of customers.
•
Utilizing the assistance of our professionals with specialized knowledge and skills in the relevant technical accounting guidance, we evaluated the Company's accounting for contractual provisions that could affect the timing and amount of revenue by evaluating the terms against the relevant technical accounting guidance and assessing whether the identification of the customer was acceptable and accordingly, the timing of revenue recognition at the point in time of delivery of product to the customers is appropriate.
•
We selected a sample of product sales and we performed the following:
•
Evaluated whether the identification of the customer was in accordance with ASC 606 and the Company's accounting policy.
•
Tested the accuracy and occurrence of recognition of revenue to be the point in time the customer obtained control of the promised goods in the transaction by vouching the product delivery information to shipping proof of delivery.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 25, 2026

We have served as the Company's auditor since 2016.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2025	April 30, 2025	April 30, 2024
Assets
Current assets:
Cash and cash equivalents	$229,342	$131,615	$31,789
Marketable securities	70,872	89,002	178,612
Accounts receivable, net	2,593	—	—
Inventory	3,428	—	—
Research and development tax credit receivable	6,200	1,383	8,439
Prepaid expenses and other current assets	7,712	19,690	6,850
Total current assets	320,147	241,690	225,690
Property and equipment, net	3,034	1,988	2,227
Right of use assets	9,825	5,544	6,920
Other assets	2,369	1,548	567
Total assets	$335,375	$250,770	$235,404
Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$8,268	$4,883	$9,107
Accrued expenses and other current liabilities	33,897	27,307	12,398
Deferred revenue - current portion	—	11,000	—
Lease liability - current portion	1,621	1,977	1,302
Royalty obligation - current portion	13,569	—	—
Total current liabilities	57,355	45,167	22,807
Deferred revenue - net of current portion	11,714	—	—
Lease liability - net of current portion	10,727	4,330	6,015
Royalty obligation - net of current portion	119,063	105,882	—
Convertible notes	139,227	—	—
Total liabilities	338,086	155,379	28,822
Commitments and Contingencies (Note 11)
Stockholders' (deficit) equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2025, April 30, 2025 and April 30, 2024; 50,900,777, 49,762,048 and 42,521,975 shares issued and outstanding at December 31, 2025, April 30, 2025 and April 30, 2024, respectively	51	50	42
Additional paid-in capital	767,061	753,725	679,754
Accumulated deficit	(762,694)	(653,170)	(469,726)
Accumulated other comprehensive loss	(7,129)	(5,214)	(3,488)
Total stockholders' (deficit) equity	(2,711)	95,391	206,582
Total liabilities and stockholders' (deficit) equity	$335,375	$250,770	$235,404

The accompanying notes are an integral part of these consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Eight Months Ended	Twelve Months Ended
	December 31,	April 30,
	2025	2025	2024
Product revenue, net	$49,078	$—	$—
Operating expenses:
Cost of revenue	3,081	—	—
Research and development	33,371	71,709	86,167
Selling, general and administrative	124,663	116,286	54,278
Total operating expenses	161,115	187,995	140,445
Operating loss	(112,037)	(187,995)	(140,445)
Other (expense) income:
Interest income	5,789	6,435	3,896
Interest expense	(12,895)	(5,785)	—
Foreign currency exchange gain	30	2,481	138
Other income, net	8,556	4,812	9,767
Total other income	1,480	7,943	13,801
Loss before income tax (benefit) expense	(110,557)	(180,052)	(126,644)
Income tax (benefit) expense	(1,033)	3,392	—
Net loss	$(109,524)	$(183,444)	$(126,644)

Other comprehensive (loss) income:
Foreign currency translation loss	(1,004)	(2,523)	(394)
Unrealized holding gain on marketable securities	316	2,358	1,291
Reclassification adjustment for realized holding gain on marketable securities included in net loss	(1,227)	(1,561)	(1,325)
Total other comprehensive (loss)	(1,915)	(1,726)	(428)
Comprehensive loss	$(111,439)	$(185,170)	$(127,072)

Weighted average shares outstanding-basic and diluted	53,870,007	49,652,878	36,786,575
Net loss per share
Basic and diluted	$(2.03)	$(3.69)	$(3.44)

The accompanying notes are an integral part of these consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(in thousands, except share and per share amounts)

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
Balance at April 30, 2023	34,171,138	$34	$507,133	$(343,082)	$(3,060)	$161,025
Issuance of common stock from equity incentive plans	25,182	—	184	—	—	184
Issuance of common stock from employee stock purchase plan	68,677	—	462	—	—	462
Release of restricted stock units	1,058,213	1	(1)	—	—	—
Issuance of common stock, net of offering costs of $0.5 million	7,016,312	7	96,938	—	—	96,945
Issuance of pre-funded warrants for the purchase of common stock	—	—	53,123	—	—	53,123
Exercise of pre-funded warrants for the purchase of common stock	182,453	—	—	—	—	—
Stock-based compensation	—	—	21,915	—	—	21,915
Net loss	—	—	—	(126,644)	—	(126,644)
Foreign currency translation loss	—	—	—	—	(394)	(394)
Unrealized holding gain on marketable securities	—	—	—	—	1,291	1,291
Reclassification adjustment for realized holding gain on marketable securities included in net loss	—	—	—	—	(1,325)	(1,325)
Balance at April 30, 2024	42,521,975	42	679,754	(469,726)	(3,488)	206,582
Issuance of common stock from equity incentive plans	589,739	1	4,900	—	—	4,901
Issuance of common stock from employee stock purchase plan	104,173	—	875			875
Release of restricted stock units	546,161	1	—	—	—	1
Issuance of common stock, net of offering costs of $0.5 million	6,000,000	6	55,905	—	—	55,911
Stock-based compensation	—	—	12,291	—	—	12,291
Net loss	—	—	—	(183,444)	—	(183,444)
Foreign currency translation loss	—	—	—	—	(2,523)	(2,523)
Unrealized holding gain on marketable securities	—	—	—	—	2,358	2,358
Reclassification adjustment for realized holding gain on marketable securities included in net loss	—	—	—	—	(1,561)	(1,561)
Balance at April 30, 2025	49,762,048	50	753,725	(653,170)	(5,214)	95,391
Issuance of common stock from equity incentive plans	207,988	—	1,228	—	—	1,228
Issuance of common stock from employee stock purchase plan	92,127	—	694	—	—	694
Release of restricted stock units	838,614	1	(1)	—	—	—
Stock-based compensation	—	—	11,415	—	—	11,415
Net loss	—	—	—	(109,524)	—	(109,524)
Foreign currency translation loss	—	—	—	—	(1,004)	(1,004)
Unrealized holding gain on marketable securities	—	—	—	—	316	316
Reclassification adjustment for realized holding gain on marketable securities included in net loss	—	—	—	—	(1,227)	(1,227)
Balance at December 31, 2025	50,900,777	$51	$767,061	$(762,694)	$(7,129)	$(2,711)

The accompanying notes are an integral part of these consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Eight Months Ended December 31,	Twelve Months Ended April 30,
	2025	2025	2024
Cash flows from operating activities:
Net loss	$(109,524)	$(183,444)	$(126,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	969	941	816
Stock-based compensation expense	11,415	12,291	21,915
Realized gain from sale of marketable securities	(1,227)	(1,561)	(1,325)
Non cash operating lease expense	572	370	(12)
Amortization of (discount) premium on marketable securities	(637)	14	92
Foreign currency exchange loss (gain)	(555)	(4,175)	760
Non-cash interest expense and amortization of issuance costs	11,796	5,872	—
Fair value adjustment to derivative liability	3,426	1,750	—
Impairment of right of use assets	1,190	—	—
Changes in operating assets and liabilities:
Research and development tax credit receivable	(4,809)	7,251	8,176
Accounts receivable, net	(2,593)	—	—
Inventory	(3,428)	—	—
Prepaid expenses and other assets	10,778	(12,232)	(538)
Accounts payable	4,191	(4,971)	4,320
Accrued expenses and other liabilities	(3,828)	14,429	3,209
Deferred revenue	643	10,558	—
Net cash used in operating activities	(81,621)	(152,907)	(89,231)
Cash flows from investing activities:
Purchases of marketable securities	(84,784)	(30,571)	(189,231)
Sales and maturities of marketable securities	105,364	122,524	104,955
Acquisition of property and equipment	(1,707)	(434)	(42)
Capitalized website development costs	(189)	(495)	(401)
Net cash provided by (used in) investing activities	18,684	91,024	(84,719)
Cash flows from financing activities:
Proceeds from sale of convertible notes, net of offering costs	139,049	—	—
Proceeds from the royalty agreement, net of issuance costs	21,670	98,040	—
Issuance of common stock, net of issuance costs	—	55,911	96,945
Issuance of pre-funded warrants	—	—	53,123
Issuance of common stock from equity incentive plans	1,228	4,901	184
Issuance of common stock from employee stock purchase plan	694	875	462
Net cash provided by financing activities	162,641	159,727	150,714
Effect of exchange rate changes	(1,831)	2,639	(1,213)
Net increase (decrease) in cash, cash equivalents and restricted cash	97,873	100,483	(24,449)
Cash, cash equivalents and restricted cash at beginning of the period	132,272	31,789	56,238
Cash, cash equivalents and restricted cash at end of the period	$230,145	$132,272	$31,789
Less: Restricted cash in other assets	803	657	—
Cash and cash equivalents	$229,342	$131,615	$31,789

Supplemental disclosure of cash flow information
Cash paid for interest	$822	$—	$—
Supplemental disclosure of non-cash activities
Lease liabilities arising from obtaining right of use assets	$5,680	$725	$162
Property and equipment included in accounts payable and accrued expenses	$55	$—	$—
Website development costs included in accounts payable	$—	$—	$31

The accompanying notes are an integral part of these consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

Note 1. Organization and Nature of Business

KalVista Pharmaceuticals, Inc. (“KalVista” or the “Company”) is a global pharmaceutical company dedicated to delivering life-changing oral therapies for individuals affected by rare diseases with significant unmet needs. On July 3, 2025, the Company received approval from the U.S. Food and Drug Administration (the “FDA”) for its lead product candidate, EKTERLY® (sebetralstat), for the treatment of acute attacks of hereditary angioedema (“HAE”) in adults and adolescents aged 12 years and older. EKTERLY is the first and only oral on-demand therapy for HAE. Following FDA approval, EKTERLY received marketing authorization from the European Medicines Agency, the U.K.'s Medicines and Healthcare products Regulatory Agency, the Swiss Agency for Therapeutic Products, Swissmedic, Japan's Ministry of Health, Labour and Welfare as well as regulatory agencies in Australia and Singapore. The Company markets EKTERLY in the U.S. and Germany and has established commercialization partnerships for Japan, Canada, Brazil, Argentina, Colombia, and Mexico. The Company is incorporated in the State of Delaware and headquartered in Framingham, Massachusetts.

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

The Company has funded its operations primarily through a combination of equity financings, collaborations, strategic partnerships, royalty financings, licensing arrangements, convertible debt, and product sales. As of December 31, 2025, the Company had an accumulated deficit of $762.7 million and cash, cash equivalents and marketable securities totaling $300.2 million. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to continue as it begins to commercialize EKTERLY. The Company is subject to risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months.

The Company may seek to finance future cash needs through equity offerings, debt financing, corporate partnerships, and product sales.

Change in fiscal year

On March 13, 2025, the Company's Board of Directors (“Board”) approved a change to the Company's fiscal year end from April 30 to December 31, effective December 31, 2025, resulting in an eight-month transition period from May 1, 2025 to December 31, 2025. Beginning with the Quarterly Report on Form 10-Q for the quarter ending September 30, 2025, the Company began to file reports based on the new fiscal year, pursuant to Rule 15d-10(e)(2) of the Exchange Act.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

The chief operating decision maker, the CEO, manages the Company’s operations as a single operating segment for the purposes of assessing performance and making operating decisions.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Accounting estimates and management judgments reflected in the consolidated financial statements include: the accrual of research and development expenses, stock-based compensation, operating lease liabilities, product revenue reserves, interest expense on the royalty obligation, and assumptions used to value the embedded derivative in the royalty obligation. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

Foreign Currency

The functional currency of each of the Company’s foreign subsidiaries is primarily the local currency of the country in which the subsidiary operates. The Company’s asset and liability accounts are translated at the current exchange rate as of the balance sheet date. Revenue and expense accounts are translated at the average exchange rate over the period. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are accumulated as a separate component of stockholders’ equity within accumulated other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in foreign currency losses, net, within the consolidated statements of operations and comprehensive loss.

Recent Accounting Pronouncements

Recently issued but not yet adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, which requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items. The required information includes purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion. The standard will be effective for the Company beginning with annual financial statements for the fiscal year ending December 31, 2027. The Company has not yet determined the impact of adopting this guidance on its financial statements.

Recently adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 for the current year on a prospective basis. The adoption of ASU 2023-09 resulted in additional disclosures (see Note 16, Income Taxes) but did not have a material impact on the consolidated financial statements.

The Company does not expect any other recently issued accounting standards to have a material impact to its financial statements or disclosures.

Cash and Cash Equivalents

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

Investments

The Company classifies all of its debt securities as available-for-sale (“AFS”). AFS debt securities are recorded at fair value and unrealized gains and losses are included in accumulated other comprehensive loss in the consolidated balance sheets. Realized gains and losses are reported in other income, net in the consolidated statements of operations and comprehensive loss, on a specific identification basis with transactions recorded on a trade date basis.

Accounts Receivable, net

The Company’s trade accounts receivable arise from product sales and represent amounts due from specialty distributors and specialty pharmacy providers in the U.S. and retail pharmacies in international markets. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in its customers’ credit profile. The Company reserves against these receivables for estimated losses that may arise from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve.

Inventory

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

Research and Development Tax Credit Receivable

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

Restricted Cash

Restricted cash consists of deposits held at financial institutions that are used to collateralize irrevocable letters of credit required under the Company’s lease agreements. Restricted cash is reported in other assets on the consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Upon retirement or sale, the costs of the assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Classification	Estimated Useful Life
Equipment	1 - 5 years
Furniture and fixtures	1 - 5 years
Software and computer equipment	3 - 4 years
Leasehold improvements	Lesser of lease term or 15 years

Impairment of Long-Lived Assets

Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets, or asset groups, may not be recoverable. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, the future undiscounted cash flows expected to be generated by the asset, or asset groups, from its use or eventual disposition is estimated. If the sum of the expected future undiscounted cash flows is less than the carrying amount of those assets, or asset groups, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets, or asset groups.

Leases

The Company determines if an arrangement contains an operating or finance lease at inception and will utilize the short-term lease exception for certain temporary lab and office space arrangements with terms of 12 months or less. As of December 31, 2025, the

Company maintained only operating leases. The Company recognizes a right-of-use operating lease asset and associated short and long-term operating lease liability in the consolidated balance sheets for operating leases greater than one year. The right-of-use assets represent the right to use an underlying asset for the lease term and the lease liabilities represent the obligation to make lease payments arising from the lease arrangement. The Company recognizes the right-of-use operating lease assets and lease liabilities based on the present value of the future minimum lease payments that will be paid over the lease term, adjusted for items such as prepayments or incentives received. The Company determines the lease term at the inception of each lease, and in certain cases the lease term could include renewal options if it is concluded it is reasonably certain the renewal option will be exercised. When a lease option is exercised that was not previously included in the initial lease term, the right-of-use asset and lease liabilities are reassessed for the new lease term.

As the leases do not provide an interest rate implicit in the lease, the Company uses the incremental borrowing rate as the discount rate, based on the information available as of the lease inception date or at the lease option extension date in determining the present value of future payments. The Company recognizes rent expense for the minimum lease payments on a straight-line basis over the expected term of the lease. The Company has elected the practical expedient which allows non-lease components to be combined with the lease components for all existing asset classes and will therefore include any fixed additional rent amounts in its lease payments. Any variable lease payments are excluded from the lease liability and are recognized in the period incurred.

Deferred Royalty Obligation

The Company treats the debt obligation to DRI UK LP, an affiliate of DRI Healthcare Trust (“DRI”) discussed further in Note 14, Purchase and Sale Agreement, as a deferred royalty obligation, amortized using the effective interest rate method over the estimated life of the revenue stream. The Company periodically assesses its expected revenues using internal projections, imputes interest on the carrying value of the deferred royalty obligation, and records interest expense using the imputed effective interest rate. To the extent its estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will account for any such changes by adjusting the effective interest rate on a prospective basis. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs require that the Company makes estimates that could impact the classification of such costs, as well as the period over which such costs will be amortized.

Embedded Derivative Liability

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives per ASC 815, Derivatives and Hedging, (“ASC 815”). The Purchase and Sale Agreement (“PSA”) with DRI contains certain features that meet the definition of an embedded derivative requiring bifurcation as a separate compound financial instrument (the “Derivative Liability”). The Derivative Liability was recorded at fair value upon entering into the PSA and is subsequently remeasured to fair value at each reporting period with the corresponding change in fair value recognized in other income, net, in the consolidated statements of operations and comprehensive loss. The PSA was initially valued and is remeasured using Monte Carlo simulation models to perform the “with-and-without” method, which involves valuing the PSA with the embedded derivative and then valuing it without the embedded derivative. The Monte Carlo simulation model requires the use of Level 3 unobservable inputs, primarily the amount and timing of expected future revenue, the estimated volatility of these revenues, the discount rate corresponding to the risk of revenue, and the probability of a change in control. The difference between values is determined to be the estimated fair value of the Derivative Liability. Bifurcated embedded derivatives are classified with the related host contract in the Company’s consolidated balance sheets. Refer to Note 3, Fair Value Measurements, for details regarding the fair value.

Convertible Notes

Convertible instruments are accounted for as a single unit of account in the Company's consolidated balance sheets as the conversion feature is not bifurcated from the host debt instrument, which would require the feature to be separately accounted for as a derivative under ASC 815. Debt issuance costs are recorded as contra-liabilities in the Company's consolidated balance sheets that are amortized to interest expense over the term of the note using the effective interest rate. Interest expense is recognized based on the contractual interest rate and includes the amortization of debt discounts and issuance costs.

Revenue recognition

The Company recognizes revenue from product sales and partnership arrangements. In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services.

To determine revenue recognition for arrangements within the scope of ASC Topic 606, Revenue from Contracts with Customers, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as we satisfy a performance obligation.

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

Up-front payments: Up-front payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as a receivable within prepaid expenses and other current assets in the consolidated balance sheets when the

Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Variable Consideration

Net revenue from sales of EKTERLY is recorded at net selling price (transaction price), which includes reserves for variable consideration such as estimated government rebates, patient assistance programs, prompt payment discounts, distribution fees, and product returns. These estimated reserves, representing the Company's best estimates of the amount of consideration to which we expect to be entitled based on the terms of the applicable contracts and statutory requirements. The related reserves are recorded as reductions of accounts receivable when no payments are required or a current liability when payment is expected. Actual amounts of consideration may differ from our estimates. If actual results vary from estimates, these estimates are adjusted, which would affect net product revenue and earnings in the period such variances become known.

Rebates: The Company estimates rebates it will provide to commercial payors and governmental programs, including Medicaid and Medicare, and deduct these estimated amounts from total gross product revenues at the time the revenues are recognized, resulting in a reduction of product revenue and the establishment of a current liability. Governmental rebate reserves are calculated based on the terms of applicable government statutory requirements and estimated product utilization by eligible patients.

Patient assistance: The Company provides financial assistance programs such as co-pay assistance to eligible commercially insured patients to help reduce out-of-pocket costs. The calculation is based on claims processed during a given period. Reserves for these programs are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue and establishment of a current liability.

Prompt payment discounts: The Company estimates credits to be granted to specialty pharmacies that remit payment within established incentive periods. These amounts are recorded as reductions of product revenue and accounts receivable at the time the related revenue is recognized.

Distribution fees: Distribution fees relate to payments made to customers in the distribution channel that provide inventory management, data reporting and product distribution services. These fees are generally recorded as a reduction of product revenue and a current liability at the time related revenues are recognized. If the services provided by the customer are distinct from the sale of product, the payments are instead classified as selling, general and administrative expenses.

Product returns: Reserves for estimated product returns are established in the period that the related revenue is recognized and recorded as reductions of both product revenue and accounts receivable.

Cost of Revenue

The Company's cost of revenue is comprised of direct costs related to its commercial revenue, including manufacturing costs and indirect costs associated with the manufacturing and distribution of its products. The Company also may include certain period costs related to manufacturing services and inventory adjustments in cost of revenue. Cost of revenue for EKTERLY does not currently include the full cost of manufacturing until the Company manufactures and sells additional inventory after exhausting its pre-launch supply. Such pre-launch supply has previously been recorded as research and development expense.

Contract Balances

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

Research and Development

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

Income Taxes

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements at fair value. The fair value is recognized over the period during which the recipient is required to provide services (usually the vesting period), on a straight-line basis. Forfeitures are recognized as they are incurred.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the number of potential dilutive common share equivalents outstanding during the period. In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive.

All shares underlying pre-funded warrants are included in the weighted- average number of shares of common stock used to calculate basic and diluted net loss per share because the shares may be issued for little consideration, are fully vested and exercisable after the original purchase date.

Fair Value Measurement

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
•
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

See Note 3, Fair Value Measurements, for additional information related to fair value measurements.

Note 3. Fair Value Measurements

The following tables present information about financial assets and liabilities that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value for each of the periods indicated (in thousands):

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$61,211	$61,211	$—	$—
Corporate debt securities	53,969	—	53,969	—
U.S. government agency securities	16,903	—	16,903	—
Total assets	$132,083	$61,211	$70,872	$—
Liabilities
Derivative liability	$5,020	$—	$—	$5,020
Total liabilities	$5,020	$—	$—	$5,020

	As of April 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$98,644	$98,644	$—	$—
Corporate debt securities	75,243	—	75,243	—
U.S. government agency securities	13,759	—	13,759	—
Total assets	$187,646	$98,644	$89,002	$—
Liabilities
Derivative liability	$6,440	$—	$—	$6,440
Total liabilities	$6,440	$—	$—	$6,440

	As of April 30, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$11,143	$11,143	$—	$—
Corporate debt securities	130,423	—	130,423	—
U.S. government agency securities	48,189	—	48,189	—
Total assets	$189,755	$11,143	$178,612	$—

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximated fair value because of the immediate or short-term maturity of these financial instruments. For fair value information related to the Company's debt facilities, refer to Note 13, Indebtedness.

Derivative Liability

The estimated fair value of the derivative liability as of December 31, 2025 relates to the PSA that the Company, as guarantor, and KalVista Pharmaceuticals Limited, a wholly owned subsidiary of the Company (the “Subsidiary”), entered into with DRI in November 2024 and was determined using Level 3 inputs. Refer to Note 14, Purchase and Sale Agreement, for a description of the PSA. The fair value measurement of the derivative liability is sensitive to changes in the unobservable inputs used to value the financial instrument. Changes in the inputs could result in changes to the fair value of each financial instrument.

The embedded derivative liability associated with the royalty obligation contained in the PSA, as discussed further in Note 14, Purchase and Sale Agreement, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the royalty obligation in the consolidated balance sheets. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other income, net, in the consolidated statements of operations and comprehensive loss. The assumptions used in the option pricing Monte Carlo simulation model incorporates certain Level 3 inputs including: (1) the risk-adjusted discount rate and (2) the probability of a change in control occurring during the term of the instrument.

The Company recorded $4.4 million for the initial fair value of the derivative liability upon the closing of the PSA and subsequently recorded an incremental $2.0 million when the $22.0 million drawdown was recorded by the Company. The initial fair value allocated to the derivative liability was recorded against the royalty obligation as a debt discount, which is being amortized in interest expense in the consolidated statements of operations and comprehensive loss over the expected term using the effective interest method. The embedded derivative is subsequently remeasured at fair value each reporting period, with the change in fair value being recorded as a component of other income, net in the consolidated statements of operations and comprehensive loss. For the eight-month period ended December 31, 2025 and twelve months ended April 30, 2025, the Company recognized $3.4 million decrease and $1.7 million increase, respectively, as a component of other income, net as the change in fair value for the embedded derivative liability, recorded as a component of the royalty obligation in the consolidated balance sheets. Refer to Note 14, Purchase and Sale Agreement, for details regarding the valuation methodology related to the embedded derivative and its related inputs.

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

Management evaluated the unrealized losses in AFS debt securities as of December 31, 2025. The Company believes that the unrealized losses on AFS debt securities represent a temporary decline that is primarily attributable to interest rate changes. It is not considered likely that the Company will be required to sell the investments before full recovery of the amortized cost basis of the AFS debt securities, which may be at maturity. As a result, no allowance was recorded.

For the eight-month period ended December 31, 2025 and twelve months ended April 30, 2025 and 2024 the Company recorded $1.2 million, $1.6 million, and $1.3 million in realized gains, respectively.

The following tables summarize the fair value of the Company’s marketable securities by type for each of the periods indicated (in thousands):

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate debt securities	$53,896	$92	$(19)	$53,969
U.S. government agency securities	16,855	48	—	16,903
Total	$70,751	$140	$(19)	$70,872

	As of April 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate debt securities	$74,150	$1,093	$—	$75,243
U.S. government agency securities	13,594	165	—	13,759
Total	$87,744	$1,258	$—	$89,002

	As of April 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate debt securities	$130,099	$600	$(276)	$130,423
U.S. government agency securities	48,228	83	(122)	48,189
Total	$178,327	$683	$(398)	$178,612

The following table summarizes the scheduled maturity for the Company’s marketable securities at December 31, 2025 (in thousands):

Maturing in one year or less	$24,169
Maturing after one year through two years	39,390
Maturing after two years through four years	7,313
Total	$70,872

Note 4. Product Revenue and Accounts Receivable

In the U.S., the Company had product sales to certain customers that each accounted for more than 10% of total gross product sales. Sales for each of these customers as a percentage of the Company’s total U.S. gross product revenue are as follows:

	Eight Months Ended December 31,	Twelve Months Ended April 30,
	2025	2025	2024
Customer A	39%	0%	0%
Customer B	32%	0%	0%
Customer C	20%	0%	0%

As of December 31, 2025, one entity accounted for greater than 10% of accounts receivable, net. No other individual entity accounted for greater than 10%. The Company does not have a reserve related to credit losses against its accounts receivable and expects to collect accounts receivable in the ordinary course of business.

Note 5. Prepaid Expenses and Other Current Assets

The following table summarizes the components of prepaid expenses and other current assets for each of the periods indicated (in thousands):

	As of	As of April 30,
	December 31, 2025	2025	2024
Other prepaid expenses	$4,312	$5,125	$2,833
Interest and other receivables	1,664	1,826	1,409
VAT receivable	845	932	1,023
Prepaid clinical activities	891	807	1,585
Kaken receivable (Note 15)	—	11,000	—
Total prepaid expenses and other current assets	$7,712	$19,690	$6,850

Note 6. Inventory

The following table summarizes the components of inventory for each of the periods indicated (in thousands). No inventory reserves existed at December 31, 2025 or April 30, 2025 or 2024.

	As of	As of April 30,
	December 31, 2025	2025	2024
Raw materials	$2,525	$—	$—
Work in process	529	—	—
Finished goods	374	—	—
Total inventory	$3,428	$—	$—

Note 7. Property and Equipment

The following table summarizes the components of property and equipment, net for each of the periods indicated (in thousands):

	As of	As of April 30,
	December 31, 2025	2025	2024
Leasehold improvements	$3,454	$3,091	$2,859
Equipment	2,866	2,660	2,409
Furniture & fixtures	1,646	571	402
Software and computer equipment	442	413	269
Total property and equipment at cost	8,408	6,735	5,939
Less: Accumulated depreciation	(5,374)	(4,747)	(3,712)
Property and equipment, net	$3,034	$1,988	$2,227

For the eight-month period ended December 31, 2025 and the twelve months ended April 30, 2025 and 2024, the Company recorded depreciation expense of $0.7 million, $0.9 million, and $0.8 million, respectively.

Note 8. Accrued Expenses

The following table summarizes the components of accrued expenses for each of the periods indicated (in thousands):

	As of	As of April 30,
	December 31, 2025	2025	2024
Compensation and benefits	$18,482	$16,123	$6,687
Product revenue related reserves	4,752	—	—
Professional fees	3,960	4,315	2,042
Research expenses	3,412	6,063	3,416
Other	2,084	806	253
Accrued interest	1,207	—	—
Total accrued expenses and other current liabilities	$33,897	$27,307	$12,398

Note 9. Stockholders' Equity

Direct Offerings

In April 2024, all pre-funded warrants from a December 2022 Offering were exercised in a cashless exercise, resulting in an issuance of 182,453 shares of common stock.

In February 2024, the Company entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated, and Cantor Fitzgerald & Co., as the representatives of several underwriters to sell an aggregate of 7,016,312 shares of our common stock at price of $15.25 per share and pre-funded warrants to purchase up to 3,483,688 shares of common stock at a price of $15.249 per pre-funded warrant (the “February 2024 Offering”). The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, less the $0.001 per share exercise price of each pre-funded warrant. The net proceeds from the Offering, after deducting $0.5 million in expenses, were approximately $150.1 million. The pre-funded warrants do not expire and are exercisable at any time after the issuance date. The Company evaluated the pre-funded warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the pre-funded warrants did not meet the definition of liability instruments and met the criteria for permanent equity. As of December 31, 2025, no pre-funded warrants from the February 2024 Offering have been exercised.

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

In July 2025, the Company entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”) pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having an aggregate offering price of up to $100.0 million (the “ATM Shares”), under the prospectus supplement, dated July 10, 2025, to the Registration Statement on Form S-3 (the “Registration Statement”), filed with the U.S. Securities and Exchange Commission on July 19, 2024, through TD Cowen as sales agent. As of December 31, 2025, the Company has not offered or sold any ATM Shares pursuant to the Registration Statement.

Note 10. Stock-Based Compensation

Equity Plans

The Company has four plans that provide for equity-based compensation; two of which are legacy plans for which no further grants are to be made. There are 7,861,748 shares of the Company’s common stock that are reserved for issuance upon exercise or settlement of stock options or other awards under these four plans. In general, initial stock awards vest 25% after one year and then ratably on a monthly basis thereafter and recurring stock awards vest on a monthly or quarterly basis, such that the underlying shares will be fully vested on the fourth anniversary of the grant. Stock awards expire ten years from the date of grant.

In March 2017, the Company approved the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan initially authorized 1,000,000 shares of common stock to be issued and, in subsequent years, an aggregate of 8,372,227 shares of common stock, inclusive of roll-over shares from the Company's 2015 Equity Plan, were approved and added to the 2017 Plan. As of December 31, 2025, 1,027,093 shares remain available for grant under the 2017 Plan.

In July 2021, the Company approved the 2021 Equity Inducement Plan (as amended and restated, the “2021 Inducement Plan”) to reserve 350,000 shares of its common stock to be used exclusively for grants of awards as a material inducement to such individuals' entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In June 2023 and 2024 and January 2025, the Company amended and restated the 2021 Inducement Plan to register 500,000, 600,000, and 500,000 additional shares, respectively, of its common stock. As of December 31, 2025, 61,245 shares remaining available to be issued under the 2021 Inducement Plan.

In March 2017, the Company approved the 2017 Employee Stock Purchase Plan (the “ESPP”) to reserve 100,000 shares of common stock for issuance and in subsequent years, an aggregate of 1,783,849 shares of common stock were approved and added to the ESPP. Through payroll deductions, full-time employees have the option to purchase the Company’s common stock at a discount of 15% from the market price during predetermined offering periods each year. At December 31, 2025, 1,549,616 shares remain available for purchase under the ESPP.

Stock-based Compensation Expense

The Company recognizes stock-based compensation expense over the requisite service period based on the grant date fair value of the award. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of awards granted. The determination of the fair value of stock-based awards utilizing the Black-Scholes model is affected by the share price and a number of assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends. Expected volatility is determined by using available historical price information of the Company's common stock. The expected life of the awards is estimated based on the simplified method. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on history and expectation of paying no dividends. Forfeitures have not been material in the periods presented.

The fair value of share-based awards granted during the periods indicated was measured with the following weighted-average assumptions for:

	Eight Months Ended December 31,	Twelve Months Ended April 30,
	2025	2025	2024
Risk-free rate	3.85%	4.21%	4.29%
Expected life of the options	6.25 years	6.25 years	6.25 years
Expected volatility of the underlying stock	78.45%	79.85%	81.38%
Expected dividend rate	0%	0%	0%

Stock-based compensation was reflected in the Company’s consolidated statements of operations and comprehensive loss for each of the periods indicated (in thousands):

	Eight Months Ended December 31,	Twelve Months Ended April 30,
	2025	2025	2024
Cost of revenue	$87	$—	$—
Research and development	3,896	4,959	9,305
Selling, general and administrative	7,432	7,332	12,610
Total stock-based compensation expense	$11,415	$12,291	$21,915

Stock Options

The following table summarizes option activity for the eight-month period ended December 31, 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 30, 2025	4,365,952	$13.08	6.46	$12,612
Granted	836,920	11.94
Exercised	(215,698)	6.07
Cancelled	(236,496)	12.13
Outstanding at December 31, 2025	4,750,678	$13.24	6.61	$20,470
Exercisable at December 31, 2025	2,819,490	$14.69	4.97	$10,784
Vested and expected to vest at December 31, 2025	4,750,678	$13.24	6.61	$20,470

The weighted-average grant date fair value of stock options granted during the eight-month period ended December 31, 2025 and twelve months ended April 30, 2025 and 2024 was $8.49, $7.75, and $7.57, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the eight-month period ended December 31, 2025 and twelve months ended April 30, 2025 and 2024 was $1.8 million, $2.5 million and $0.1 million, respectively.

As of December 31, 2025, there was $14.2 million of unrecognized stock-based compensation expense related to unvested options, which is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units

During the eight-month period ended December 31, 2025, the Company granted Restricted Stock Units (“RSUs”) from the 2017 Plan. These RSUs are subject to a service condition and vest over a four-year period with quarterly vesting.

The following table summarizes RSU activity for the eight-month period ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at April 30, 2025	2,610,822	$10.13
Awarded	117,920	12.53
Released	(600,364)	9.95
Forfeited	(105,646)	9.36
Outstanding at December 31, 2025	2,022,732	$10.37

As of December 31, 2025, the unrecognized stock-based compensation expense related to the outstanding and unvested RSUs was $20.0 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Performance Stock Units

The following table summarizes Performance Stock Units (“PSUs”) for the eight-month period ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at April 30, 2025	238,250	$8.36
Awarded	—	—
Released	(238,250)	8.36
Forfeited	—	—
Outstanding at December 31, 2025	—	$—

In January 2023, the Company granted 360,000 PSUs to executives under the 2017 Plan with a grant date fair value of $6.82. The performance-based metric for the awards was the FDA approval of a New Drug Application (“NDA”) for sebetralstat. Upon successful completion of the performance metric, 100% of the PSUs vested in full. This performance metric was certified by the Compensation Committee of the Board in July 2025, upon which $1.2 million of stock-based compensation expense related to these awards was recognized. As of December 31, 2025, there were no shares outstanding.

In June 2023, the Company granted 306,667 PSUs to executives under the 2017 Plan with a grant date fair value of $9.99. The performance-based metric for the awards was the full enrollment for the KVD900-301 clinical trial. This performance metric was certified by the Compensation Committee of the Company's Board in July 2023, with twelve months of quarterly vesting beginning in August 2023. As of December 31, 2025, the cumulative expense from these awards has been recognized and there were no shares outstanding.

In January 2024, the Company granted 306,667 PSUs to executives under the 2017 Plan with a grant date fair value of $12.71. The performance-based metric for the awards was the success of the Company’s Phase 3 clinical trial of the sebetralstat program. This performance metric was certified by the Compensation Committee of the Company's Board in February 2024, with twelve months of quarterly vesting beginning in February 2024. As of December 31, 2025, the cumulative expense from these awards has been recognized and there were no shares outstanding.

In January 2024, the Company granted 81,000 PSUs to employees under the 2017 Plan with a grant date fair value of $12.85. The performance-based metrics for the awards was the successful NDA filing for sebetralstat program and the FDA approval of the NDA. Upon successful completion of the NDA filing metric, which occurred in June 2024, 25% of the PSUs vested. The remaining 75% of the PSUs vested upon successful completion of the FDA. This performance metric was certified by the Compensation Committee of the Board in July 2025, upon which the remaining compensation expense, $0.8 million, related to these awards was recognized. As of December 31, 2025, there were no shares outstanding.

Note 11. Commitments and Contingencies

Commitments

Clinical Studies: The Company enters into contractual agreements with contract research organizations in connection with preclinical and toxicology studies and clinical trials. Amounts due under these agreements are invoiced to the Company on predetermined schedules during the course of the studies and clinical trials and are not refundable regardless of the outcome. The Company has a contractual obligation related to the expected future costs to be incurred to complete the ongoing preclinical studies and clinical trials. The remaining clinical commitments, which have cancellation provisions, totaled $13.3 million as of December 31, 2025.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at December 31, 2025 and April 30, 2025 and 2024.

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

Note 12. Leases

The Company maintains leases for office space and research laboratory space, and as of December 31, 2025, all leases were classified as operating leases. These leases have remaining lease terms ranging from 1 to 10 years, some of which include options to extend or terminate the leases.

Pursuant to the headquarters lease in Framingham, which commenced in September 2025, the Company provided a security deposit in the form of a letter of credit in the amount of $0.7 million, which is classified within other assets in the consolidated balance sheets.

Total rent expense was approximately $2.2 million, $2.7 million, and $2.0 million for the eight-month period ended December 31, 2025 and twelve months ended April 30, 2025 and 2024, respectively, and is reflected in selling, general and administrative expenses and research and development expenses as determined by the underlying activities.

In September 2025, the Company entered into a sublease agreement for the entirety of its office space in Cambridge for the remaining lease term for total rental payments of approximately $1.2 million. As a result of the sublease, the Company recorded an impairment charge of $1.2 million to the right of use asset related to the sublease, reducing the carrying value of the lease asset to its estimated fair value. The impairment charge is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. During the eight-month period ended December 31, 2025, the Company recognized $0.1 million of sublease income, which is included in other income, net in the consolidated statements of operations and comprehensive loss.

The following table summarizes lease costs included in research and development and selling, general and administrative expense for the periods indicated (in thousands):

	Eight Months Ended December 31,	Twelve Months Ended April 30,
	2025	2025	2024
Operating lease costs	$1,861	$2,211	$1,813
Short-term lease costs	277	508	114
Variable lease costs	209	292	238
Total lease costs	$2,347	$3,011	$2,165

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of December 31, 2025 (in thousands):

Years ending December 31,
2026	$2,559
2027	2,977
2028	2,448
2029	1,470
2030	1,482
Thereafter	6,271
Total minimum lease payments	17,207
Less: imputed interest	4,859
Total operating lease liabilities	$12,348
Included in the consolidated balance sheet:
Lease liability - current portion	$1,621
Lease liability - net of current portion	10,727
Total operating lease liabilities	$12,348

The following table summarizes supplemental lease information as of the periods indicated:

	As of	As of April 30,
	December 31, 2025	2025	2024
Operating cash flows used for operating leases	1,316	1,765	1,683
Weighted-average remaining lease term (years)	7.4	3.9	5.0
Weighted-average discount rate	11.0%	9.0%	9.0%

Note 13. Indebtedness

In September 2025, the Company issued $143.8 million aggregate principal amount of convertible notes (the “Notes”) due on October 1, 2031. The Notes are senior, unsecured obligations of the Company and bear interest at a rate of 3.25% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. The net proceeds were $139.1 million after deducting the discount and offering expenses of $4.7 million. The debt discount is amortized under the effective interest method and recorded as additional interest expense over the life of the Notes. The effective interest rate on the Notes is 3.85%.

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

The table below summarizes the Company's debt instruments for the periods indicated (in thousands):

	As of	As of April 30,
	December 31, 2025	2025	2024
Principal amount of the Notes	$143,750	$—	$—
Unamortized discount - debt issuance costs	(4,523)	—	—
Carrying value of debt instruments	$139,227	$—	$—

Fair value of debt instruments	$182,830	$—	$—

For the eight-month period ended December 31, 2025, interest expense attributable to the Notes totaled $1.4 million, which is inclusive of $0.2 million of amortization of debt discounts. The fair value of the Notes is based on open market trades and is classified as Level 2 in the fair value hierarchy.

The table below summarizes the total principal and contractual interest payments due under the Notes (in thousands):

	Principal	Interest	Total
2026	$—	$4,750	$4,750
2027	—	4,737	4,737
2028	—	4,750	4,750
2029	—	4,737	4,737
2030	—	4,737	4,737
Thereafter	143,750	4,750	148,500
Total payments	$143,750	$28,461	$172,211

Note 14. Purchase and Sale Agreement

Royalty Liability

In November 2024, the Company entered into a PSA pursuant to which it is potentially eligible to receive payments from DRI up to $179.0 million. Under the terms of the synthetic royalty financing agreement, the Subsidiary received an upfront payment of $100.0 million in exchange for tiered royalty payments on worldwide net sales of sebetralstat, as follows: 5.00% on annual net sales up to and including $500.0 million (the “First Tier Royalty Rate”); 1.10% on annual net sales above $500.0 million and up to and including $750.0 million; and 0.25% on annual net sales above $750.0 million.

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

The PSA is considered a sale of future revenues and is accounted for as long-term debt recorded at amortized cost using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The Company recorded $11.5 million and $5.7 million of interest expense for the eight-month period ended December 31, 2025 and twelve months ended April 30, 2025, respectively, related to this arrangement in the consolidated statements of operations and comprehensive loss. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method. A significant increase or decrease in actual or forecasted net sales may materially impact the revenue interest liability, interest expense, other income, and the time period for repayment. The royalty obligation, net of the bifurcated embedded derivative liability, had a net carrying amount of $127.6 million as of December 31, 2025.

The PSA is denominated in U.S. Dollars and was executed with the Company’s wholly owned U.K. Subsidiary, whose functional currency is the British Pound.

Embedded Derivative Liability

Under the PSA, the Subsidiary has the option (the “Buy-Back Option”) to repurchase future Revenue Participation Rights at any time until December 31, 2026 either (i) in the event of a change of control of the Subsidiary or (ii) in the event that confirmation that payment of the Revenue Participation Rights will not receive certain tax treatment has not been obtained. Additionally, DRI has an option (the “Put Option”) to require the Subsidiary to repurchase future Revenue Participation Rights in the event of a change of control of the Subsidiary exercisable until December 31, 2026. If the Put Option or the Buy-Back Option is exercised terminating the PSA, the required repurchase price is an amount equal to (a) 1.5 multiplied by (b) the Investment Amount, net of the sum of any payments received by DRI prior to such Put Option or Buy-Back Option repurchase date, as applicable.

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

The Company recorded $4.4 million for the initial fair value of the derivative liability upon the closing of the PSA and subsequently recorded an incremental $2.0 million when the $22.0 million drawdown was recorded by the Company. The initial fair value allocated to the derivative liability was recorded against the royalty obligation as a debt discount, which is being amortized in interest expense in the consolidated statements of operations and comprehensive loss over the expected term using the effective interest method. The embedded derivative is subsequently remeasured at fair value each reporting period, with the change in fair value being recorded as a component of other income, net in the consolidated statements of operations and comprehensive loss. The Company recognized a $3.4 million decrease and $1.7 million increase for the eight-month period ended December 31, 2025 and twelve months ended April 30, 2025, respectively, as a component of other income, net as the change in fair value for the embedded derivative liability. Bifurcated embedded derivatives are classified with the related host contract in the Company’s consolidated balance sheets. Of the $132.6 million royalty obligation as of December 31, 2025, the embedded derivative had a fair value of $5.0 million.

The estimated probability and timing of underlying events triggering the exercisability of the Buy-Back and Put Options contained in the PSA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. Management concluded the Buy-Back Option probability was in the lower quartile of possible outcomes. At inception, the estimated market yield used for the valuation of the derivative liability was 9.15%. As of December 31, 2025, the estimated market yield used for the valuation of the derivative liability was 12.00%.

Note 15. License, Supply and Distribution Agreement

Kaken Pharmaceutical Co., Ltd

In April 2025, the Company entered into a License, Supply and Distribution Agreement (the “Kaken Agreement”) with Kaken Pharmaceutical Co., Ltd. (“Kaken”) pursuant to which the Company licensed exclusive commercialization rights in Japan to Kaken for the Licensed Product (as defined in the Kaken Agreement) in exchange for a non-refundable upfront payment of $11.0 million, potential regulatory and sales milestone payments totaling approximately $13.0 million, and effective royalty payments in the mid-twenties percentage that shall be payable for each unit of revenue of Licensed Product that the Company supplies, which reflect a percentage of the Japanese National Health Insurance price of the Licensed Product. The Kaken Agreement has a 10-year initial term.

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

Under the terms of the Kaken Agreement, Kaken paid the Company a non-refundable upfront payment of $11.0 million in June 2025. The obligations have not been met, and as such, the $11.0 million non-refundable upfront payment has been recorded as deferred revenue in the consolidated balance sheets as of December 31, 2025.

The potential regulatory and sales milestone payments that the Company is eligible to receive will be recorded if and when they become probable.

Any future potential revenue from units sold to Kaken will be recorded in accordance with ASC 606.

Note 16. Income Taxes

The following table summarizes the components of the Company’s (loss) income before income taxes for the periods indicated (in thousands):

	Eight Months Ended December 31,	Twelve Months Ended April 30,
	2025	2025	2024
Domestic	$(116,817)	$(91,644)	$(52,661)
Foreign	6,260	(88,408)	(73,983)
Total	$(110,557)	$(180,052)	$(126,644)

For the eight-month period ended December 31, 2025, the Company recorded $1.0 million of income tax benefit in the U.K., all of which relates to the current year provision. For the twelve months ended April 30, 2025, the Company recorded $3.4 million of income tax expense in the U.K. For the twelve months ended April 30, 2024, the Company did not record any income tax benefit or expense in any jurisdiction.

A reconciliation between the effective tax rates and statutory rates for the twelve months ended April 30, 2025 and 2024 is as follows:

	Twelve Months Ended April 30,
	2025	2024
Income tax benefit at U.S. federal statutory rate	21.0%	21.0
Foreign rate differential	1.8	2.3
Nondeductible expenses - UK R&D credit	(0.4)	(8.3)
UK income from royalty financing	(15.3)	—
162(m) permanent adjustment	(0.4)	(1.9)
Other	(0.2)	(0.4)
GILTI	(7.2)	—
Valuation allowance	(1.3)	(12.7)
	(2.0)%	—

As described in Note 2, Summary of Significant Accounting Policies, the Company elected to prospectively adopt the guidance of ASU 2023-09. The table below reconciles the U.S. federal statutory rate of 21% to the Company's effective tax rate for the eight-months ended December 31, 2025.

	Eight Months Ended December 31, 2025
	Amount (in thousands)	Percent
Loss before income tax expense	$(110,557)

Income tax benefit at U.S. federal statutory rate	(23,217)	21.0%
State and local income taxes (net of federal income tax effect)	—	—
Foreign tax effects:
Switzerland
Rate differential	830	(0.8)
Valuation allowance	1,462	(1.3)
Other	15	—
United Kingdom
Valuation allowance	568	(0.5)
Tax credits	(5,122)	4.6
Other	(369)	0.3
Other foreign countries	268	(0.2)

Changes in valuation allowance	13,968	(12.6)
Tax credits	(41)	—

Nontaxable or nondeductible items
162(m)	758	(0.7)
Stock-based compensation	486	(0.4)
GILTI	9,104	(8.2)
Other nontaxable or nondeductible	92	(0.1)

Other adjustments
Other items	165	(0.1)
Total income tax benefit and effective rate	$(1,033)	1.0%

The following table summarizes the tax effect of significant temporary differences representing deferred tax assets and liabilities for the periods indicated (in thousands):

	Eight Months Ended December 31,	Twelve Months Ended April 30,
	2025	2025	2024
Deferred tax assets:
Net operating loss carryforwards	86,363	54,638	50,179
Operating lease liabilities	2,733	1,124	1,406
174 capitalization	168	1,717	2,168
Stock-based compensation	5,504	4,535	3,708
Other	18,807	4,170	2,506
Valuation allowance	(111,198)	(65,064)	(58,537)
Total deferred tax assets, net of valuation allowance	$2,377	$1,120	$1,430
Deferred tax liabilities:
Right of use assets	(2,131)	(943)	(1,325)
Other	(246)	(177)	(105)
Total deferred tax liabilities	$(2,377)	$(1,120)	$(1,430)
Net deferred tax asset	$—	$—	$—

Management of the Company has determined it is not more likely than not that the Company will recognize the benefits of net deferred tax assets, the majority of which are NOLs, and has provided a valuation allowance for the full amount of deferred tax assets as of December 31, 2025 and April 30, 2025 and 2024. During the eight-month period ended December 31, 2025 and twelve months ended April 30, 2025 and 2024 the valuation allowance increased by $46.1 million, $6.5 million, and $13.3 million, respectively. Realization of deferred tax assets is dependent upon the generation of future taxable income.

The ability to utilize the Company’s domestic net operating losses is limited due to changes in ownership as defined by Section 382 of the Internal Revenue Code (the “Code”). Under the provisions of Sections 382 and 383 of the Code, a change of control, as defined in the Code, imposes an annual limitation on the amount of the Company’s pre-change net operating loss and tax credit carryforwards, and other tax attributes that can be used to reduce future tax liabilities. The Company determined that ownership changes occurred as a result of public offerings in December 2005, a transaction in November 2016, and public offerings in February 2019 and December 2022. The Company most recently underwent a change of ownership on December 28, 2022. The Company evaluated the 382 position for the period of December 29, 2022 through December 31, 2025 and concluded that the Company did not have any ownership changes during the period of December 29, 2022 to December 31, 2025.

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

As of December 31, 2025, the Company has available NOL carryforwards for U.S. federal income taxes of $6.1 million generated prior to the Tax Cuts and Jobs Act, that expire in 2036. The Company has an additional $90.9 million in NOL carryforwards generated after the Tax Cuts and Jobs Act that can be carried forward indefinitely. Of the $6.1 million of NOL expiring in 2036, $3.7 million remains subject to the Section 382 limitation for the change of ownership that occurred on November 21, 2016, and is subject to an annual 382 limitation of $0.3 million, and $2.4 million of NOLs are only subject to a $1.5 million annual limitation. Of the remaining $90.9 million of indefinite NOL, $23.0 million is subject to an annual 382 limitation of $1.5 million. The Company also has NOL carryforwards for state income taxes of $166.3 million that begin to expire in 2036, NOL carryforwards for U.K. income taxes of $216.7 million that do not expire, and $3.8 million of NOLs carryforwards in Japan that begin to expire in 2034.

The Company has $1.5 million of R&D credit carryforward subject to 383 limitation. As a result of these ownership changes, it is estimated that the effect of Section 383 will be the limitation of all of these R&D credit carryforwards, with $1.5 million of credit to expire unutilized.

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company files U.S. Federal tax returns, as well as certain state returns. The Company also files returns in the United Kingdom. The Company is subject to U.S. Federal, state, and U.K. income tax examinations by authorities for tax years ending after 2021. There are currently no federal, state, or U.K. audits in process. Tax year 2021 and subsequent years contain matters that could be subject to differing interpretations of the applicable tax laws and regulations as it relates to the amount and or timing of income, deductions, and tax credits. Although the outcome of tax audits is always uncertain, management has analyzed the Company’s tax positions taken for all open tax years and has concluded that no provision for unrecognized tax benefits from uncertain tax positions is required in the Company’s consolidated financial statements for the eight-month period ended December 31, 2025 and twelve months ended April 30, 2025 and 2024.

The One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025, and makes changes to the deductibility of certain business expenditures including interest expense, research and development expenditures, and property and equipment, and makes changes to elements of U.S. cross-border taxation. The Company implemented the changes enacted under the OBBBA, which impacted the Company's deferred tax assets as of July 4, 2025, the date of enactment, via the reversal of approximately $1.7 million of deferred tax assets resulting from capitalized research expenses incurred through December 31, 2024. The reversal is reflected in the Company's consolidated financial statements for the eight-month period ended December 31, 2025.

Under the U.K. government’s research and development tax incentive scheme, the Company incurred qualifying research and development expenses and filed claims for research and development tax credits in accordance with the relevant tax legislation. The research and development tax credits are paid to the Company in cash and reported as other income. In March 2026, the Company received an enquiry from HMRC opening a check on its R&D credit for the April 30, 2024 tax year.

Note 17. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the number of potential dilutive common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of shares to be issued upon conversion of convertible notes, outstanding options, unvested restricted stock units, unvested performance stock units, and shares committed to be purchased under the employee stock purchase plan.

Potential dilutive common share equivalents consist of:

	December 31,	April 30,
	2025	2025	2024
Common stock issuable under equity incentive plans	6,841,669	7,311,578	5,661,896
Common stock issuable upon conversion of notes	8,551,960	—	—
Total	15,393,629	7,311,578	5,661,896

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. As a result, there is no difference between the Company’s basic and diluted loss per share for the periods presented.

The weighted average number of common shares used in the basic and diluted net loss per common share calculations includes the weighted-average pre-funded warrants outstanding during the period as they are exercisable at any time for nominal cash consideration. There were 3,483,688 pre-funded warrants outstanding at December 31, 2025 and April 30, 2025 and 2024.

Note 18. Defined Contribution Plans

Employees of the U.S. parent company are eligible to participate in the Company's 401(k) Plan in which a percentage of employee contributions are supplemented by matching contributions by the Company. Participation in a personal pension plan is available to all non-U.S. based employees upon commencement of their employment. Employer contributions are made in accordance with local regulations as well as the terms and conditions of the employment contract. Total employer contributions to the plans for the eight-month period ended December 31, 2025 and twelve months ended April 30, 2025 and 2024 were $1.7 million, $1.9 million, and $1.1 million, respectively.

Note 19. Segment Information

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

The following table presents selected financial information with respect to the Company’s single operating segment for the eight-month period ended December 31, 2025 and twelve months ended April 30, 2025 and 2024 (in thousands):

	Eight Months Ended December 31,	Twelve Months Ended April 30,
	2025	2025	2024
Product revenue, net	$49,078	$—	$—
Segment expenses and other segment items
Cost of revenue	3,081	—	—
Clinical development	14,723	43,166	46,520
Research	12,851	19,713	36,074
Regulatory & QA	5,239	8,830	3,573
Commercial	89,441	62,859	18,481
Other SG&A	35,780	53,427	35,797
Other income	(1,480)	(7,943)	(13,801)
Income tax (benefit) expense	(1,033)	3,392	—
Segment net loss	(109,524)	(183,444)	(126,644)

Reconciliation of segment profit or loss:
Adjustments and reconciling items	—	—	—
Consolidated net loss	$(109,524)	$(183,444)	$(126,644)

Note 20. Other Income, Net

The following table summarizes the components of other income, net for the periods indicated (in thousands):

	Eight Months Ended December 31,	Twelve Months Ended April 30,
	2025	2025	2024
R&D tax credit	$3,722	$5,014	$8,452
Realized gain on sale of marketable securities	1,227	1,561	1,325
Change in fair value of derivative liability	3,390	(1,760)	—
Other	217	(3)	(10)
Total other income, net	$8,556	$4,812	$9,767

As of December 31, 2025 and April 30, 2025 and 2024 the Company had research and development tax credits receivable totaling $6.2 million, $1.4 million and $8.4 million, respectively. This tax credit is related to a tax scheme for small and medium enterprises in the U.K. as well as an R&D expenditure credit system that allows the Company to file a claim for cash credit in proportion to the Company’s R&D expenditure for the year. This amount is included in other income as it is a refundable credit that does not depend on the Company’s ongoing tax status or position. For the eight-month period ended December 31, 2025 and twelve months ended April 30, 2025 and 2024, the Company recognized $3.7 million, $5.0 million, and $8.5 million related to these programs, respectively.

The Company receives tax credits from the U.K. government based on claims made under the Small Medium Enterprise (SME) research and development tax relief program. Qualifying expenditures largely relate to research and development activities performed by third parties on the Company's behalf, as well as employment costs for research staff and consumables incurred. The research and development tax credits are recognized when the qualifying expenditure has been incurred and there is reasonable assurance that the reimbursement will be received.

Note 21. Transition Period Comparative Data

As discussed in Note 1, Organization and Nature of Business, this Transition Report on Form 10-KT includes information for the eight-months ended December 31, 2025 and twelve months ended April 30, 2025 and 2024. A condensed consolidated statement of operations for the eight-months ended December 31, 2025 and December 31, 2024 is presented in the table below (in thousands). The data for the eight-months ended December 31, 2024 is unaudited.

	Eight Months Ended December 31,
	2025	2024
Product revenue, net	$49,078	$—
Total operating expenses	161,115	117,030
Operating loss	(112,037)	(117,030)
Total other income	1,480	6,576
Loss before income tax (benefit) expense	(110,557)	(110,454)
Income tax (benefit) expense	(1,033)	—
Net loss	$(109,524)	$(110,454)

Weighted average shares outstanding-basic and diluted	53,870,007	47,958,970
Net loss per share
Basic and diluted	(2.03)	(2.30)