Form 10-KT/A
period 2025-12-31
KalVista Pharmaceuticals, Inc.
filed 2026-04-30
CIK 1348911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-KT/A

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended _____________
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
common stock held by
non-affiliates
of the registrant, based on the closing price of the registrant’s common stock on The Nasdaq Global Market on June 30, 2025, was approximately $498,815,772.
The number of shares of the registrant’s common stock outstanding as of March 18, 2026 was 51,222,487.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-KT/A
(this “Amendment”) amends our Transition Report on Form
10-KT
for the eight-month transition period ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2026 (the “Original Filing”). We are filing this Amendment pursuant to General Instruction G(3) of Form
10-K
to include the information required by Part II and Part III of Form
10-K
that we did not include in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our eight-month transition period ended December 31, 2025. In addition, in connection with the filing of this Amendment and pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred as of any date subsequent to the filing of the Original Filing.
As previously announced, on April 29, 2026, Chiesi Farmaceutici S.p.A., an Italian
società per azioni
(“Parent”), Skyline Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), KalVista Pharmaceuticals Limited, a private limited company organized under the laws of England and Wales, and KalVista Pharmaceuticals, Inc., a Delaware corporation (the “Company”), entered into an Agreement and Plan of Merger, providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities Authorized for Issuance under Equity Compensation Plans

For a description of our securities authorized for issuance under equity compensation plans, see Item 12 of Part III of this Amendment under the heading “Equity Compensation Plan Information,” which is incorporated by reference in response to this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board Composition

The directors and their ages, occupations and length of service on our board of directors (“Board” or “Board of Directors”) as of April 15, 2026 are provided in the table below and in the additional biographical descriptions set forth in the text below the table:

Name of Director	Age	Position	Director Since
Class II Directors
Bethany Sensenig(1)	50	Director	2025
Patrick Treanor(2)	57	Director	2022
Edward W. Unkart(1)	76	Director	2014
Class III Directors
William Fairey(2)	62	Director	2024
Laurence Reid(3)	62	Director	2024
Nancy Stuart(2)(3)	68	Director	2021
Class I Directors
Benjamin L. Palleiko	60	Chief Executive Officer and Director	2024
Brian J. G. Pereira(1)(3)	67	Director and Chairman	2019
(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee of the Board (the “Compensation Committee”).
(3)	Member of the Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee”).

Bethany Sensenig has served as a member of our Board since October 2025. Ms. Sensenig was most recently Chief Financial Officer and Head of Operations at Radius Health, Inc., a commercial-stage company in the bone-health and endocrinology space, from May 2024 to April 2026. Prior to joining Radius Health, Ms. Sensenig held roles in clinical stage biotechnology companies as Chief Financial Officer and Interim Chief Executive Officer of 9 Meters Biopharma, Inc., from January 2022 to July 2023, and Chief Financial Officer and Head of U.S. Operations of Minovia Therapeutics, Ltd., from June 2019 to January 2022. Prior to that, she spent 13 years at Biogen Inc., a multinational biotechnology company, where she held several positions of increasing responsibility, the latest serving as Vice President of Finance and Commercial Operations. Earlier in her career, Ms. Sensenig held financial management and analyst roles at Merck & Co. Inc. and Nexus Technologies, Inc. Ms. Sensenig currently serves on the board of directors and audit committee of Supernus Pharmaceuticals, Inc., a publicly traded company focused on development and commercialization of central nervous system diseases, and Alpha Cognition Inc., a clinical stage biopharmaceutical company. Ms. Sensenig earned her B.S. in Accounting and Business Management from Montreat College and an M.B.A. from Western Carolina University. We believe that Ms. Sensenig is qualified to serve on our Board based on her extensive business and strategic financial leadership experience in the pharmaceutical and biotechnology industries.

Patrick Treanor has served as a member of our Board since May 2022. Mr. Treanor currently serves as the Chief Operating Officer of Pathalys Pharma, Inc., a pharmaceutical company, since July 2021. Prior to joining Pathalys, Mr. Treanor worked at Relypsa, Inc., now Vifor Pharma Inc., a pharmaceutical company, from May 2015 to June 2021 having served as President of Vifor North America from 2018 to 2020 and as a consultant to the Chief Executive Officer through 2021. Prior to that, he was the Vice President of Sales and Managed Markets at Insulet Corporation, a medical device company, from March 2011 to April 2015. Mr. Treanor was the Vice President of US Sales at AMAG Pharmaceuticals, Inc. He was also employed at Oscient Pharmaceuticals, a pharmaceutical company, from 2004 to 2007 where he rose to the position of Vice President of Sales. Mr. Treanor has also held various roles of increasing responsibility at Abbott Laboratories and Johnson and Johnson from 1993 to 2004. Additionally, Mr. Treanor currently serves as a Board Advisor for R1 Therapeutics, Inc., a pharmaceutical company, and served on the board of directors of XORTX Therapeutics Inc., a pharmaceutical company, from 2023 to 2025. Mr. Treanor holds an M.B.A. from Rensselaer Polytechnic Institute and a B.S. from Bryant University. We believe Mr. Treanor is qualified to serve on our Board because of his business leadership and commercial experience in the biopharmaceutical and biotechnology industries.

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

William Fairey has served as a member of our Board since April 2024. From January 2019 to November 2020, Mr. Fairey served as Executive Vice President and Chief Commercial Officer at MyoKardia, Inc., a biopharmaceutical company acquired by Bristol-Myers Squibb. Prior to serving at MyoKardia, Mr. Fairey served as Executive Vice President and Chief Operating Officer at ChemoCentryx, Inc., a biopharmaceutical company, from March 2018 to January 2019. Prior to ChemoCentryx, Mr. Fairey served in a number of roles at Actelion Pharmaceuticals Ltd. and its subsidiaries including as President of Actelion Pharmaceuticals US, Inc., a pharmaceuticals and biotechnology company, from April 2013 to December 2017, Regional Vice President, Australia Asia Pacific, of Actelion Pharmaceuticals Ltd., from July 2008 to March 2013, President of Actelion Pharmaceuticals Canada Inc., from June 2003 to June 2008, and Vice President of Sales and Management Markets of Actelion Pharmaceuticals US, Inc. from January 2001 to June 2003. Mr. Fairey currently serves on the boards of directors of Ascendis Pharma, Inc., since September 2022, Aileron Therapeutics (formerly Lung Therapeutics) since December 2023, and Mirum Pharmaceuticals since August 2021, all publicly held biopharmaceutical companies, as well as Respira Therapeutics, Inc., a privately held pharmaceutical company. Mr. Fairey received his B.S. in biology from the University of Oregon and an M.B.A. from Saint Mary’s College. We believe Mr. Fairey is qualified to serve on our Board because of his extensive experience building and operating the global commercial arms of several biotechnology businesses.

Laurence Reid, Ph.D. has served as a member of our Board since November 2024. Dr. Reid served as a director and the Chief Executive Officer of Decibel Therapeutics, Inc., a biotechnology company, from January 2020 to November 2023. Prior to that, Dr. Reid served as an entrepreneur in residence at Third Rock Ventures LLC, a venture capital firm, from November 2019 to November 2020. From March 2015 to October 2018, he served as Chief Executive Officer of Warp Drive Bio, LLC, a biotechnology company. Prior to that, he served as Chief Business Officer of Alnylam Pharmaceuticals, Inc., a biopharmaceutical company, from June 2010 to December 2014. Dr. Reid currently serves on the board of directors of Metagenomi, Inc., a publicly traded biotechnology company, and several private biotechnology companies. Dr. Reid received a B.A. in natural sciences from Cambridge University and a Ph.D. in biochemistry from King’s College, London University. We believe Dr. Reid is qualified to serve on our Board because of his extensive leadership experience as a senior executive within the biotechnology industry.

Nancy Stuart has served as a member of our Board since March 2021. Ms. Stuart served as the Chief Operating Officer of Concert Pharmaceuticals Inc., a biopharmaceutical company subsequently acquired by Sun Pharmaceutical Industries Limited, from October 2007 to March 2023, and Senior Vice President, Corporate Strategy and Operations from July 2006 to October 2007. Prior to joining Concert, Ms. Stuart held various business operations and business development positions at Amgen Inc., a biopharmaceutical company, Kinetix Pharmaceuticals, Inc., a pharmaceutical company subsequently acquired by Amgen, Vertex, a pharmaceutical company and Genzyme Corporation, a biotechnology company subsequently acquired by Sanofi S.A. She also serves on the board of directors of The Greater Boston YMCA. Ms. Stuart holds a B.S. from the University of Michigan and an M.B.A. from the Simmons Graduate School of Management. We believe Ms. Stuart is qualified to serve on our Board because of her experience and leadership in strategic planning, business operation and business development in the biopharmaceutical and biotechnology industries.

Benjamin L. Palleiko has served as our Chief Executive Officer and as a member of our Board since March 2024. Mr. Palleiko joined us as Chief Financial Officer in August 2016, was appointed to the additional role of Chief Business Officer in March 2019, and promoted to President in January 2023. His prior roles include Senior Vice President and Chief Financial Officer of Ore Pharmaceutical Holdings Inc. and Penwest Pharmaceuticals Co. Earlier in his career, Mr. Palleiko spent a decade as an investment banker at firms including Robertson Stephens. Mr. Palleiko holds a B.A. in Quantitative Economics from Tufts University and an M.B.A. in Finance and M.A. in International Relations from the University of Chicago. Prior to his business career, he served as a Naval Aviator in the U.S. Navy. We believe Mr. Palleiko is qualified to serve as a member of our Board due to his extensive experience in multiple roles at the Company and his leadership within the biotechnology industry generally.

Brian J. G. Pereira, M.D., has served as a member of our Board since February 2019 and as Chairman of the Board since October 2022. Dr. Pereira is a veteran biopharmaceutical and healthcare leader with experience in financing and growing companies. He was President & Chief Executive Officer of Visterra, Inc. since 2013 and continued to serve in this role after the acquisition by Otsuka in August 2018. He retired as CEO of Visterra on April 1, 2025 and currently serves as Senior Advisor to Otsuka America Inc. He previously served as President & Chief Executive Officer of AMAG Pharmaceuticals where he raised four financing rounds at increasing valuations and built the clinical development, manufacturing, supply-chain and commercial infrastructure for Feraheme. Prior to AMAG Pharmaceuticals, he held senior roles at Tufts Medical Center, including President and Chief Executive Officer of a Tufts Medical Center Physician Organization and interim COO. Dr. Pereira currently serves on the board of directors of ProKidney Corp., Astex Therapeutics Ltd, Jnana Therapeutics Inc., and Africa Healthcare Network Ltd. He serves as a director of the America India Foundation. He was the Chairman of

the Board of the Harvard-MIT Biomedical Enterprise Program and President and Board member of the National Kidney Foundation. Brian is an Adjunct Professor of Medicine at Tufts University School of Medicine and has authored over 200 published scientific articles. He received his medical degree (MBBS) from St. John’s Medical College, MD (Medicine) and DM (Nephrology) from the Post Graduate Institute and MBA from Kellogg School of Management at Northwestern University. We believe that Dr. Pereira is qualified to serve on our Board because of his medical and drug development background and extensive experience in and knowledge of our industry.

There are no family relationships among our directors and executive officers.

Board Committees

Audit Committee

Our Audit Committee oversees our corporate accounting and financial reporting process. Among other matters, the Audit Committee:

•	Is directly responsible for the appointment of a firm to serve as the independent registered public accounting firm to audit our financial statements;

•	Reviews the independence of the independent registered public accounting firm;

•	Reviews the scope and discusses the results of the audit or review with the independent registered public accounting firm, and reviews with management our interim and year-end financial results;

•	Oversees procedures for prompt internal meeting and review of complaints and submissions received under the Company’s compliance policies;

•	Considers the adequacy of our internal controls;

•	Reviews and approves related party transactions; and

•	Approves fees or, as permitted, pre-approves policies and procedures for the engagement of the independent registered public accounting firm.

The current members of our Audit Committee are Brian J. G. Pereira, M.D., Bethany Sensenig and Edward W. Unkart. Mr. Unkart serves as the Chair of the Audit Committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has determined that Mr. Unkart is an Audit Committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Under the rules of the SEC, members of the Audit Committee must also meet heightened independence standards. Our Board has determined that each of Dr. Pereira, Ms. Sensenig and Mr. Unkart are independent under the applicable rules of Nasdaq and the SEC. Our Audit Committee has been established in accordance with the rules and regulations of the Exchange Act. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the Audit Committee charter is available to security holders in the “Corporate Governance” section on the Company’s website at http://ir.kalvista.com/.

Compensation Committee

Our Compensation Committee reviews and recommends or approves policies relating to compensation and benefits of our officers and employees. The Compensation Committee reviews and approves the selection of our peer companies for compensation assessment purposes. The Compensation Committee reviews, and when necessary or appropriate, recommends to our Board corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives and sets the compensation of these officers, based on such evaluations. The Compensation Committee may take account of recommendations by the Chief Executive Officer with respect to other executive officers’ compensation. The Compensation Committee approves, or may also recommend to our Board, the issuance of stock options and other awards under our equity plans. In addition, the Compensation Committee recommends to our Board the compensation of our non-employee directors. The Compensation Committee is entitled to delegate any or all of its responsibilities to a subcommittee to the extent consistent with our amended and restated certificate of incorporation, amended and restated bylaws, applicable laws, regulations and Nasdaq rules. The current members of our Compensation Committee are William Fairey, Nancy Stuart and Patrick Treanor. Mr. Treanor serves as the Chair of the Compensation Committee. Each of the members of our Compensation Committee is independent under the applicable Nasdaq rules and regulations and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and an “outside director” as that term is defined in Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended.

Our Compensation Committee has historically retained Aon’s Human Capital Solutions practice, a division of Aon plc (“Aon”), a nationally recognized compensation consulting firm, to serve as its independent compensation consultant, including for the 2025 Transition Period. For fiscal year 2026, the Compensation Committee retained Pearl Meyer & Partners, LLC (“Pearl Meyer”), a nationally recognized compensation consulting firm, to serve as its independent compensation consultant and to conduct market research and analysis on our various executive positions, to assist the Compensation Committee in developing appropriate incentive plans for our executives on an annual basis, to provide the Compensation Committee with advice and ongoing recommendations regarding material executive compensation decisions, and to review compensation proposals of management. Pearl Meyer reports directly to the Compensation Committee and does not provide any non-compensation-related services to the Company. Aon and Pearl Meyer did not provide any other services to us beyond their engagements as advisors to the Compensation Committee on director and executive compensation matters. In compliance with the disclosure requirements of the SEC regarding the independence of compensation consultants, Aon and Pearl Meyer each addressed each of the six independence factors established by the SEC with the Compensation Committee. Aon’s and Pearl Meyer’s respective responses affirmed the independence of each of Aon and Pearl Meyer on executive compensation matters. Based on this assessment, the Compensation Committee determined that the engagement of Aon did not, and the engagement of Pearl Meyer does not, raise any conflicts of interest or similar concerns. In addition, the Compensation Committee evaluated the independence of its other outside advisors to the Compensation Committee, including outside legal counsel, considering the same independence factors and concluded their work for the Compensation Committee does not raise any conflicts of interest.

The Compensation Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the Compensation Committee charter is available to security holders in the “Corporate Governance” section on the Company’s website at http://ir.kalvista.com/.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is responsible for making recommendations to our Board regarding candidates for directorships and the size and composition of our Board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance policies and reporting and making recommendations to our Board concerning governance matters. The current members of our Nominating and Corporate Governance Committee are Brian J. G. Pereira, M.D., Laurence Reid and Nancy Stuart. Ms. Stuart serves as the Chair of the Nominating and Corporate Governance Committee. Each of the members of our Nominating and Corporate Governance Committee is an independent director under the applicable rules and regulations of Nasdaq relating to Nominating and Corporate Governance Committee independence.

Our Nominating and Corporate Governance Committee is responsible for reviewing with the Board, on an annual basis, the appropriate characteristics, skills and experience required for the Board as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the Nominating and Corporate Governance Committee, in recommending candidates for election, and the Board, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following: personal and professional background, perspective and experience; personal and professional integrity, ethics and values; experience in corporate management, operations or finance, such as serving as a current or former officer or board member of a publicly held company, and a general understanding of marketing, finance and other elements relevant to the success of a publicly traded company in today’s business environment; experience in the industries in which we compete; relevant academic expertise or other proficiency in an area of the Company’s operations; business and career experience relevant to the success of the Company; and practical and mature business judgment. The Board evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

The Nominating and Corporate Governance Committee will consider director candidates recommended for nomination by stockholders during such times as the Board is seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). For a stockholder to make any nomination for election to the Board at an annual meeting, the stockholder must provide notice to the Company, which notice must be delivered to the Secretary of the Company at the Company’s principal executive offices not earlier than close of business on the 120th day nor later than close of business on the 90th day prior to the one-year anniversary of the preceding year’s annual meeting; provided, that if the date of the annual meeting is more than 30 days before or after such anniversary date, the stockholder’s notice must be delivered on or before 10 days after the day on which the date of the annual meeting is first disclosed in a public announcement. In addition, should our Board determine to call a special meeting of stockholders for the purpose of electing one or more directors, a stockholder may nominate a person or persons (as the case may be) for election to such position(s) as specified in the applicable notice of meeting by delivering notice to the Secretary of the Company at the Company’s principal executive offices not earlier than close of business on the 120th day nor later than close of business on the 90th day prior to such special meeting, or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board to be elected at such meeting.

As more fully set forth in Section 1.2 of our amended and restated bylaws, any such notice described in the foregoing paragraph must include, among other things, (i) with respect to each nominee for election as a director, (A) all information relating to such nominee that would be required to be disclosed in solicitations of proxies for the election of such nominee as a director pursuant to Regulation 14A under the Exchange Act and such nominee’s written consent to being named as a nominee in any proxy materials relating to the

Company’s next meeting, and (B) certain information with respect to the relationship, if any, between such stockholder and the proposed nominee and any of their respective affiliates or associates; a description of any position of such person as an officer or director of any Competitor (as defined in Section 1.2(k) of our amended and restated bylaws) within the three years preceding the submission of the notice and (C) a statement whether such person, if elected, intends to tender, promptly following such person’s election or reelection, an irrevocable resignation effective upon such person’s failure to receive the required vote for reelection at any future meeting at which such person would face reelection and acceptance of such resignation by the Board, in accordance with the Company’s policies; and (ii) with respect to the stockholder giving the notice, (A) such stockholder’s name and address, (B) certain information with respect to such stockholder’s beneficial ownership of the Company’s securities, (C) any other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filing required in connection with solicitations of proxies for the election of directors in an election contest pursuant to Section 14(a) of the Exchange Act; and (D) certain representations and certifications. Further updates and supplements to such notice may be required from the proposed nominee and/or such stockholder, in each case, as set forth in our amended and restated bylaws. We recommend that any stockholder wishing to make a nomination for director review a copy of our amended and restated bylaws, as amended and restated to date, which is available, without charge, from our Corporate Secretary, at 200 Crossing Boulevard, Framingham, Massachusetts 01702.

The Nominating and Corporate Governance Committee operates under a written charter. A copy of the Nominating and Corporate Governance Committee charter is available to security holders in the “Corporate Governance” section on the Company’s website at http://ir.kalvista.com/.

Code of Conduct and Ethics

Our Board has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer and other executive and senior officers. The full text of our code of conduct and ethics is posted in the “Corporate Governance” section on our website at http://ir.kalvista.com/. The reference to our website address in this Amendment does not include or incorporate by reference the information on our website into this Amendment. We intend to disclose future amendments to certain provisions of our code of conduct and ethics, or waivers of these provisions, on our website or in public filings.

EXECUTIVE OFFICERS

The following is biographical information for our current executive officers as of April 15, 2026.

Name	Age	Position
Benjamin L. Palleiko	60	Chief Executive Officer
Brian Piekos	51	Chief Financial Officer
Bilal Arif	53	Chief Operating Officer
Paul K. Audhya	54	Chief Medical Officer
Nicole Sweeny	51	Chief Commercial Officer
Christopher M. Yea	62	Chief Development Officer

For Mr. Palleiko’s biography, see the section above titled “—Board Composition.”

Brian Piekos has served as Chief Financial Officer since September 2024. Mr. Piekos has over 20 years of experience in the healthcare and finance industries. Prior to joining us, Mr. Piekos served as the Chief Financial Officer of Elicio Therapeutics, Inc., a clinical-stage biotechnology company, from May 2023 to September 2024. Mr. Piekos served as Chief Financial Officer of Gemini Therapeutics, Inc., a clinical-stage precision medicine company from February 2021 to May 2023. While at Gemini, Mr. Piekos held the additional title of Chief Business Officer from October 2021 to May 2023. From September 2015 to November 2020, Mr. Piekos also served in a variety of roles of increasing responsibility at AMAG Pharmaceuticals, Inc., most recently as Executive Vice President, Chief Financial Officer and Treasurer. Prior to joining AMAG, from August 2010 to February 2015, Mr. Piekos held leadership roles in Corporate Finance, Tax and Treasury at Cubist Pharmaceuticals, Inc. Mr. Piekos began his career as a healthcare investment banker at Needham & Company and Leerink Partners. Mr. Piekos earned his M.B.A. from the Simon Business School at the University of Rochester. He obtained an M.S. in molecular biology from the University of Massachusetts Medical School and a B.A. in biochemistry from Ithaca College.

Bilal Arif has served as Chief Operating Officer since October 2025. Prior to joining us, Mr. Arif served as the EVP, Chief Technical Operations Officer of Sarepta Therapeutics, Inc., a commercial-stage biopharmaceutical company, from March 2019 to September 2025. Mr. Arif served as Vice President Technical Operations of Momenta Pharmaceuticals Inc., or Momenta, a biopharmaceutical company acquired by Johnson & Johnson, from March 2017 to March 2019. Prior to Momenta, Mr. Arif served in several roles at Shire plc, a biopharmaceutical company acquired by Takeda Pharmaceutical Co. Ltd., from November 2008 to March 2017, including VP, Product Strategy & Planning-Technical Operations from September 2015 to March 2017 and Senior Director, Global External Manufacturing Operations-Technical Operations from January 2012 to August 2015. Prior to joining Shire, Mr. Arif served in positions of increasing responsibility at Altus Pharmaceuticals Inc. and MilliporeSigma. Mr. Arif received his BEng in chemical engineering from McGill University, his MSc. in biotechnology from Tufts University, and his M.B.A. from Brown University and IE Business School.

Paul K. Audhya, M.D., M.B.A., has served as Chief Medical Officer since May 2021. Prior to joining us, Dr. Audhya was most recently Senior Vice President, Global Medical Affairs at Arena Pharmaceuticals, Inc. from November 2018 to March 2021. Prior to that he was Vice President, Global Strategy and Phase 4, Global Medical Affairs at Vertex Pharmaceuticals from February 2016 to September 2018. From June 2013 to February 2016, Dr. Audhya was Vice President, Global Medical Affairs of Hospira, a Pfizer company. He previously held positions at Reata Pharmaceuticals, Abbott Laboratories, Amgen, Bristol Myers Squibb and Janssen. Dr. Audhya received a B.A. and M.D. from New York University and an M.B.A. from Pepperdine University.

Nicole Sweeny has served as Chief Commercial Officer since July 2023. Prior to joining us, Ms. Sweeny served as the Chief Commercial Officer of Praxis Precision Medicines, Inc., a clinical-stage biopharmaceutical company, from August 2020 to April 2023. Ms. Sweeny served as Vice President, Franchise Head, Rare Diseases of Takeda Pharmaceutical Co. Ltd., or Takeda, a clinical-stage biopharmaceutical company, from February 2019 to July 2020. Prior to Takeda, Ms. Sweeny served in several roles at Shire plc, a biopharmaceutical company acquired by Takeda, from August 2010 to January 2019, including Vice President, Head of US Marketing from September 2017 to January 2019 and Vice President, Global Product Strategy Lead from December 2016 to August 2017. Prior to joining Shire, Ms. Sweeny served in commercial positions of increasing responsibility at AMAG Pharmaceuticals, Inc. and Sanofi Genzyme Corporation. Ms. Sweeny received her B.S. in marketing from Boston College.

Christopher M. Yea, Ph.D., has served as the Chief Development Officer since November 2015. Prior to joining us, he was the Chief Operating Officer at Vantia, Ltd. from its spin-out from Ferring Pharmaceuticals in 2008, until November 2015. Prior to the spin-out of Vantia, Dr. Yea led the Biology group and was responsible for transition of candidates into development at Ferring Pharmaceuticals. Following post-doctoral work he spent several years at Roussel-UCLAF and Hoechst Marion Roussel. Dr. Yea holds a B.Sc. and a Ph.D. in Biochemistry from the University of Bristol, UK.

Delinquent Section 16(a) Reports

Section 16 of the Exchange Act requires our directors, certain officers, and beneficial owners of more than ten percent of our common stock to file reports with the SEC indicating their holdings of and transactions in the company’s equity securities. Based solely on a review of such copies and written representations from our reporting persons, we believe that all Section 16(a) filing requirements were timely met during the 2025 Transition Period, except that a late Form 3 was filed for Nicole Sweeny on August 25, 2025 and a late Form 4 was filed for Nicole Sweeny on December 4, 2025, reporting the vesting and settlement of RSUs on each of November 21 and November 22, 2025 and the related sale of shares to satisfy tax withholding obligations on November 24, 2025. To the best of our knowledge, each late filing was due to administrative error.

Item 11. Executive Compensation.

Compensation Discussion & Analysis

Overview

The following is a discussion and analysis of compensation arrangements of our named executive officers (the “NEOs”). As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, we have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies, and this executive compensation disclosure is not intended to meet the “Compensation Discussion and Analysis” disclosure required for larger reporting companies.

We seek to ensure that the total compensation paid to our executive officers is reasonable and competitive. Compensation of our executives is structured around the achievement of individual performance and near-term corporate targets as well as long-term business objectives.

Pursuant to SEC regulations, our NEOs are our Chief Executive Officer, and the two other highest paid executives. Our NEOs for the 2025 Transition Period were as follows:

•	Benjamin L. Palleiko, Chief Executive Officer;

•	Bilal Arif, Chief Operating Officer; and

•	Paul K. Audhya, Chief Medical Officer.

Approach to Executive Compensation

We have designed our executive compensation program to reward our executive officers, including our NEOs, at a level consistent with our overall strategic and financial performance and to provide remuneration sufficient to attract, retain, and motivate them to exert their best efforts in the highly competitive environment in which we operate. We believe in providing competitive compensation packages consisting of a combination of base salary, an annual cash discretionary bonus, and long-term incentive opportunities in the form of equity awards that are earned over a multi-year period or based upon the achievement of performance factors. We believe the approach that has been adopted by our Compensation Committee, with an emphasis on variable cash compensation and equity awards, enables us to attract top talent, motivate successful short-term and long-term performance, satisfy our retention objectives, and align the compensation of our executive officers with our performance and long-term value creation for our stockholders.

Our Compensation Committee, which is solely comprised of independent members of our Board, is primarily responsible for setting the compensation of our NEOs. Our Compensation Committee retains, and does not delegate, any of its responsibility to determine our executive officers’ compensation. In carrying out its responsibility to set executive officer compensation for the 2025 Transition Period, our Compensation Committee considered input from our Chief Executive Officer and the committee’s independent compensation consultant. In addition, our Compensation Committee acts on behalf of the Board to oversee the compensation policies and practices applicable to all our employees, including the administration of our equity plans.

Consistent with prior years, for the 2025 Transition Period, our Compensation Committee engaged Aon to provide an analysis of executive pay, including both cash and equity compensation. The Compensation Committee analyzes competitive market data on executive compensation levels and practices, including information provided by Aon. This data is drawn from a select group of peer companies, as well as compensation survey data. Our Compensation Committee, with the assistance of Aon, and, from 2026 onwards, Pearl Meyer, develops the group of peer companies each year to be used as a reference for market positions and assessing competitive market compensation practices when making decisions for the next fiscal year compensation. Rather than applying a specific formula or targeting a specific percentile, the Compensation Committee references this market data to set a range of compensation as one input into its determination. Other factors the committee considers when setting all elements of compensation include achievement of corporate objectives, individual executive performance, and anticipated needs of the Company in the future.

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was awarded to and earned by our NEOs during the 2025 Transition Period (referred to in the table below as “TP2025”) and the fiscal years ended April 30, 2025 and 2024, as applicable. Totals may not sum due to rounding.

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)(1)	Stock Awards($)(2)	Option Awards($)	All Other Compensation($)(3)	Total ($)
Benjamin L. Palleiko	TP2025	477,202	429,482	1,425,139	1,014,366	4,823	3,351,013
Chief Executive	2025	688,272	660,741	3,731,160	—	14,826	5,094,999
Officer	2024	580,441	389,138	5,486,659	302,468	13,491	6,772,197
Bilal Arif(4)	TP2025	124,333	52,000	—	778,450	—	954,783
Chief Operating
Officer
Paul K. Audhya	TP2025	362,625	211,072	—	—	18,435	592,132
Chief Medical	2025	523,016	313,810	1,938,200	—	14,068	2,789,094
Officer	2024	502,900	221,276	1,097,159	—	12,639	1,833,974

(1)

The amount reported in the Bonus column represents the annual cash discretionary bonuses earned by our NEOs pursuant to the achievement of certain Company and individual performance objectives. Please see “—Annual Performance-Based Cash Incentives” below for additional information regarding the 2025 Transition Period bonus amounts.

(2)

The amounts reported in the Stock Awards and Option Awards columns represent the aggregate grant date fair value of PSOs, time-based stock options, time-based RSUs and PSUs granted to our NEOs during the 2025 Transition Period and fiscal years 2025 and 2024, as applicable, as computed in accordance with ASC 718. The assumptions used in the valuation of these awards are set forth in Note 10 to our consolidated financial statements included in our Original Filing for the 2025 Transition Period. The amounts reported in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. Note that the amounts reported in this column reflect the accounting cost for these PSUs, RSUs and stock options, and do not correspond to the actual economic value that may be received by the NEOs from the PSUs, RSUs and stock options. The amounts in the Stock Awards and Option Awards column assume that the required performance goals will be achieved for the maximum possible payout of the PSUs and PSOs.

(3)

The amounts reported in the All Other Compensation column consist of Company contributions to the 401(k) Plan. For Dr. Audhya, this amount also includes the compensation cost of below market purchases of Company securities, other than option exercises ($11,409).

(4)	Mr. Arif commenced employment with the Company on October 6, 2025 and accordingly was not a named executive officer prior to TP2025.

Salary

Base salaries serve to provide fixed cash compensation to our executive officers for performing their ongoing responsibilities. Base salaries for our executive officers are approved upon joining us by the Compensation Committee, and then reviewed and adjusted, as appropriate, by the Compensation Committee on an annual basis and based on consideration of the factors discussed above.

Annual Performance-Based Cash Incentives

Each of our NEOs is eligible to receive an annual discretionary cash bonus. The target annual bonus opportunity of each of the NEOs is equal to a percentage of his base salary. The performance objectives for our executive officers do not have specific financial or corporate targets associated with them, and our Compensation Committee has discretion to determine the bonus amounts for each fiscal year based on its assessment of company and individual performance. This discretionary approach allows for flexibility and innovation in the rapidly evolving market, which aligns with the key elements of our compensation philosophy.

Equity Awards

A significant portion of executive pay is delivered as long-term incentives, or equity awards, which are designed to align executive officers’ interests with stockholder interests, promote retention through the reward of long-term company performance, incentivize high performance and encourage ownership in our company. Each of our NEOs currently holds outstanding equity awards, as set forth in the “—Outstanding Equity Awards at 2025 Transition Period-End Table” below.

We have historically used equity awards in the form of stock options and RSUs, both vesting over time, and, when appropriate, PSOs and PSUs, with the vesting of the PSOs and PSUs subject to both a time-based requirement and a performance achievement requirement, to further incentivize our executives to drive long-term growth and promote alignment of our stockholders’ interests with the financial interests of our executives.

The Compensation Committee determines the size of equity grants by considering the executive officer’s position and market data of our peer group companies as provided by Aon for the 2025 Transition Period, and, subsequently, by Pearl Meyer. The Compensation Committee has the discretion to give relative weight to each of these factors as it sets the size of the equity grant to appropriately create an opportunity for reward based on increasing stockholder value.

Outstanding Equity Awards at 2025 Transition Period-End Table

The following table sets forth specified information concerning outstanding equity awards for each of the NEOs as of December 31, 2025.

			Option Awards					Stock Awards
			Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Securities Underlying Unexercised Unearned Options	Exercise Price ($)	Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares or Units of Stock That Have Not Vested ($)
Name	Grant Date(1)		Exercisable (#)(2)	Unexercisable (#)
Benjamin L. Palleiko	11/22/2016	(3)	47,354	—	—	8.39	11/21/2026
	12/29/2016	(3)	29,611	—	—	6.74	12/28/2026
	5/25/2017	(3)	33,800	—	—	7.07	5/24/2027
	6/4/2018	(3)	71,700	—	—	8.21	6/3/2028
	9/18/2018	(3)	52,600	—	—	16.08	9/17/2028
	5/15/2019	(3)	33,750	—	—	24.23	5/14/2029
	5/15/2019	(4)	37,500	—	—	24.23	5/15/2029
	6/16/2020	(4)	85,000	—	—	10.20	6/15/2030
	5/26/2021	(3)	75,000	—	—	25.95	5/25/2031
	5/17/2022	(5)	23,112	2,688	—	9.28	5/16/2032
	5/17/2022	(6)						4,838	44,897
	5/18/2023	(7)	25,833	14,167	—	10.40	5/17/2033
	3/6/2024	(8)						140,625	2,022,188
	2/21/2025	(9)						302,250	3,031,568
	8/11/2025	(10)	9,493	104,427	—	12.51	8/10/2035
	8/11/2025	(11)						106,800	1,336,068
Bilal Arif	10/6/2025	(12)	—	100,000	—	10.96	10/5/2035
Paul K. Audhya	5/1/2021	(14)	100,000	—	—	24.97	4/30/2031
	5/17/2022	(5)	23,112	2,688	—	9.28	5/16/2032
	5/17/2022	(6)						4,838	44,897
	5/22/2024	(13)						50,000	584,500
	2/21/2025	(9)						81,250	814,938

(1)

The awards granted on November 22, 2016 and December 29, 2016 were granted pursuant to our 2015 Incentive Plan and the awards granted on or after March 23, 2017 were granted pursuant to either our 2017 Equity Incentive Plan or our 2021 Equity Inducement Plan.

(2)	Unless otherwise noted in these footnotes, all stock options vest monthly over a four-year period following the grant date, subject to continued service through each vesting date.

(3)	This stock option is fully vested.

(4)	The performance metrics of this PSO have been achieved and the PSO is fully vested.

(5)	The stock options vest over a four-year period: 1/48th on June 17, 2022, after which 1/48th of the total shares vest monthly, subject to continued service through each vesting date.

(6)	1/16th of the total shares underlying the stock awards vest quarterly over a four-year period commencing on August 17, 2022, subject to continued service through each vesting date.

(7)	The stock options vest monthly over a three-year period commencing on the one-year anniversary of the grant date, subject to continued service through each vesting date.

(8)	1/16th of the total shares underlying the stock awards vest quarterly over a four-year period commencing on June 6, 2024, subject to continued service through each vesting date.

(9)	1/16th of the total shares underlying the stock awards vest quarterly over a four-year period commencing on May 21, 2025, subject to continued service through each vesting date.

(10)	The stock option vests over a four-year period: 1/48th on September 11, 2025, after which 1/48th of the total shares vest monthly, subject to continued service through each vesting date.

(11)	1/16th of the total shares underlying the stock awards vest quarterly over a four-year period commencing on November 11, 2025, subject to continued service through each vesting date.

(12)	The stock option vests over a four-year period: 25% vests on October 8, 2026, after which 1/48th of the total shares vest monthly, subject to continued service through each vesting date.

(13)	1/16th of the total shares underlying the stock awards vest quarterly over a four-year period commencing on August 22, 2024, subject to continued service through each vesting date.

(14)	The stock option vests over a four-year period: 25% vested on May 1, 2022, after which 1/48th of the total shares vest monthly, subject to continued service through each vesting date.
Employment Arrangements with our Named Executive Officers
We, or if applicable, our subsidiary KalVista Pharmaceuticals Limited, have entered into executive employment agreements, amended from time to time, with each of our NEOs. Each of these agreements provides for base salary, subject to periodic review. Under the employment agreement, the executive is also eligible to earn a bonus based on criteria and terms and conditions as may be established by our Board or our Compensation Committee in its discretion, as applicable. Under the employment agreement, the executive is also eligible to receive certain payments and benefits upon a qualifying termination of employment. See “—
Potential Payments Upon Termination or Change of Control
” below for additional information.
Retirement Benefits
We do not maintain any qualified or
non-qualified
defined benefit plans or supplemental executive retirement plans that cover our NEOs. For U.S. employees, our 401(k) plan permits eligible employees to defer their annual eligible compensation subject to certain limitations imposed by the Internal Revenue Service. We match up to 4% of employee contributions to our 401(k) plan. Our UK employees participate in the UK national pension scheme, which requires us to make contributions of a fixed percentage of employee compensation.
Insider Trading Policy, Anti-Hedging and Anti-Pledging
We have adopted an insider trading policy (the “Insider Trading Policy”) that applies to all of our employees, officers and directors, including our Chief Executive Officer and other executive officers, which prohibits such individuals from acquiring, selling, or trading in any interest or position relating to the future price of Company securities, such as a put option, a call option, or a short sale (including a short sale “against the box”). Our Insider Trading Policy further prohibits all of our employees, officers and directors from pledging our securities as collateral for a loan, unless expressly approved by our general counsel. For more information, see the full text of our Insider Trading Policy, which is filed as an exhibit to the Original Filing.
Compensation Recovery Policy
The Compensation Committee has adopted a compensation recovery policy (the “Clawback Policy”) in compliance with applicable SEC rules and Nasdaq listing standards, that provides for the recovery of certain incentive-based compensation paid or granted to our executive officers in the event we are required to restate our financial statements. The Clawback Policy provides that, in the event of the restatement of any financial reporting required under the securities laws, our Board (or applicable committee thereof) will take such actions as necessary to recover the portion of any incentive-based compensation that was granted, earned or vested based wholly or in part on the attainment of a financial reporting measure that exceeds the amount they would have received had their incentive-based compensation been calculated based on the financial restatement. The recovery period extends up to three years prior to the date that it is, or reasonably should have been, concluded that we are required to prepare a restatement. The Clawback Policy is enforced without consideration of responsibility or fault or lack thereof. The Clawback Policy is administered by our Compensation Committee. For more information, see the full text of our Clawback Policy, which is filed as an exhibit to the Original Filing.
Policies and Practices Related to the Grant of Certain Equity Awards
Our equity awards, including stock options, are granted in connection with our yearly compensation cycle and regularly scheduled meetings of our Compensation Committee. Our Compensation Committee does not grant equity awards in anticipation of the release of material non-public
information. Similarly, we do not time the release of material non-public
information based on equity award grant dates.

During the fiscal year ended April 30, 2025 and the 2025 Transition Period, (i) none of our named executive officers were awarded stock options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form
10-Q,
Form
10-K,
or Form
8-K
that disclosed material
non-public
information, and ending one business day after the filing or furnishing of such reports, and (ii) we did not time the disclosure of material non-public
information for the purpose of affecting the value of executive compensation.
Potential Payments Upon Termination or Change in Control
Each of our NEOs is party to an individual agreement that provides for certain severance benefits as described below:
Mr.
 Palleiko - Termination of Employment Apart from a Change in Control and in Connection with a Change in Control.
Pursuant to the terms of Mr. Palleiko’s employment agreement, dated September 9, 2024, if Mr. Palleiko’s employment is terminated either by us without “cause” or by Mr. Palleiko for “good reason” (as such terms are defined in Mr. Palleiko’s employment agreement), Mr. Palleiko will be entitled to (1) a lump sum payment equal to 15 months of his base salary and (2) reimbursement for continuation coverage under COBRA for 15 months. If within two years immediately following the consummation of a “change in control” (as such term is defined in Mr. Palleiko’s employment agreement), Mr. Palleiko’s employment is terminated either by us without “cause” or by Mr. Palleiko for “good reason” (as such terms are defined in Mr. Palleiko’s employment agreement), Mr. Palleiko will be entitled to (1) a lump sum cash payment equal to 21 months of his base salary, (2) a lump sum payment equal to his full target bonus for the fiscal year in which such termination of employment occurs, (3) reimbursement for continuation coverage under COBRA for 21 months (with months
19-21
consisting of a taxable lump sum cash bonus) and (4) full vesting and exercisability (to the extent applicable) of all outstanding unvested equity-based awards (with performance metrics applicable to performance based equity awards to be deemed achieved at “target” or “actual”, if determinable, unless the performance award provides otherwise).
Mr.
 Arif - Termination of Employment Apart from a Change in Control and in Connection with a Change in Control
. Pursuant to the terms of Mr. Arif’s employment agreement, dated September 18, 2025, if Mr. Arif’s employment is terminated either by us without “cause” or by Mr. Arif for “good reason” (as such terms are defined in Mr. Arif’s employment agreement), Mr. Arif will be entitled to (1) a lump sum payment equal to 12 months of his base salary and (2) reimbursement for continuation coverage under COBRA for 12 months. If within two years immediately following the consummation of a “change in control” (as such term is defined in Mr. Arif’s employment agreement), Mr. Arif’s employment is terminated either by us without “cause” or by Mr. Arif for “good reason” (as such terms are defined in Mr. Arif’s employment agreement), Mr. Arif will be entitled to (1) a lump sum cash payment equal to 12 months of his base salary, (2) a lump sum payment equal to his full target bonus for the fiscal year in which such termination of employment occurs, (3) reimbursement for continuation coverage under COBRA for 12 months and (4) full vesting of all outstanding unvested equity-based awards (with performance metrics applicable to performance based equity awards to be deemed achieved at “target” or “actual”, if determinable, unless the performance award provides otherwise).
Dr.
 Audhya - Termination of Employment Apart from a Change in Control and in Connection with a Change in Control.
Pursuant to the terms of Dr. Audhya’s employment agreement, dated September 9, 2024, if Dr. Audhya’s employment is terminated either by us without “cause” or by Dr. Audhya for “good reason” (as such terms are defined in Dr. Audhya’s employment agreement), Dr. Audhya will be entitled to (1) a lump sum payment equal to 12 months of his base salary and (2) reimbursement for continuation coverage under COBRA for 12 months. If within two years immediately following the consummation of a “change in control” (as such term is defined in Dr. Audhya’s employment agreement), Dr. Audhya’s employment is terminated either by us without “cause” or by Dr. Audhya for “good reason” (as such terms are defined in Dr. Audhya’s employment agreement), Dr. Audhya will be entitled to (1) a lump sum cash payment equal to 12 months of his base salary, (2) a lump sum payment equal to his full target bonus for the fiscal year in which such termination of employment occurs, (3) reimbursement for continuation coverage under COBRA for 12 months and (4) full vesting and exercisability (to the extent applicable) of all outstanding unvested equity-based awards (with performance metrics applicable to performance based equity awards to be deemed achieved at “target” or “actual”, if determinable, unless the performance award provides otherwise).
Mr.
 Palleiko, Mr.
 Arif and Dr.
 Audhya—Severance Subject to Release of Claims and Restrictive Covenants
. Our obligation to provide our Chief Executive Officer and other NEOs with any severance payments or other benefits under their respective employment agreements is conditioned on the executive signing and not revoking a separation agreement and effective release of claims in our favor. Each of Mr. Palleiko, Mr. Arif and Dr. Audhya also entered into an Employee Confidentiality, Invention Assignment and
Non-Compete
Agreement, which prohibits each of them from competing with us and soliciting our employees or other third parties that have a relationship with us for one year, following their termination of employment for any reason.
Rule
10b5-1
Sales Plans
Certain of our directors and executive officers have adopted written plans, known as Rule
10b5-1
plans, in which they have contracted with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule
10b5-1
plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The director or executive officer may amend or terminate the plan in specified circumstances.

Director Compensation Policy
Our Board approves the form and amount of
non-employee
director compensation and our Compensation Committee reviews our non-employee
director compensation and makes recommendations on the form and amount of non-employee
director compensation. As part of its review, our Compensation Committee considered the information, analysis, and recommendations provided by its independent compensation consultant, including data regarding compensation paid to non-employee
directors by companies in our peer group, as well as publicly available professional compensation surveys, proxy data, and the individual experiences of the committee members when it evaluates the appropriate level and form of compensation for non-employee
directors.
2025 Transition Period
We pay our independent directors an annual retainer of $42,500, and additional annual cash compensation of $30,000 to the non-employee
Chairman of the Board. In addition, each independent director who serves as the chairman of our Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee will receive, for his or her service in such capacity, an additional annual retainer of $20,000, $15,000 or $10,000, respectively, and each other independent director who is a member of the Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee receives an additional annual retainer of $10,000, $7,500 or $5,000, respectively. We reimburse each non-employee
member of our Board for reasonable
out-of-pocket
expenses incurred in connection with attending our Board and committee meetings.
In addition, our
non-employee
directors receive the following equity compensation: (i) each individual appointed as a non-employee
director is automatically granted on the date of the appointment an option to purchase 45,000 shares of our common stock, vesting monthly over three years, and (ii) on the date of each annual meeting of stockholders, each non-employee
director who is continuing on the Board following such annual meeting of stockholders is automatically granted an option to purchase 30,000 shares of our common stock, vesting monthly over one year, with non-employee
directors who have, at the time of such meeting, served less than one year receiving a pro rata grant equivalent to the number of months then served. Pursuant to our 2017 Equity Incentive Plan, the aggregate number of shares subject to awards granted to a non-employee
director in any calendar year shall not exceed such number of shares with an aggregate grant date value of Seven Hundred Fifty Thousand Dollars ($750,000.00).
Director Compensation Table for the 2025 Transition Period
The following table sets forth information for the 2025 Transition Period regarding the compensation awarded to, earned by or paid to our non-employee
directors, other than Mr. Palleiko, who serves as our Chief Executive Officer and a director, who did not receive any compensation for his service as a director. The compensation received by Mr. Palleiko as an employee is shown in the “—
Summary Compensation Table
” above. Totals may not sum due to rounding.

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	Total ($)
William Fairey	33,333	256,626	289,959
Brian J. G. Pereira	58,333	256,626	314,959
Laurence Reid	28,333	256,626	284,959
Bethany Sensenig	13,125	384,939	398,064
Nancy Stuart	41,666	256,626	298,293
Patrick Treanor	38,333	256,626	294,959
Edward W. Unkart	41,666	256,626	298,293

(1)
Amounts shown were the aggregate grant date fair values computed in accordance with FASB ASC Topic 718 and exclude the value of estimated forfeitures. The assumptions used in the valuation of these awards are set forth in Note 10 to our financial statements included in our Amendment for the 2025 Transition Period. As of December 31, 2025, each of our non-employee
directors held the following outstanding options awards:

Name	Shares Subject to Outstanding Option Awards
William Fairey	57,000
Brian J. G. Pereira	91,000
Laurence Reid	47,000
Bethany Sensenig	45,000
Nancy Stuart	74,000
Patrick Treanor	67,000
Edward W. Unkart	109,000

Pay Versus Performance
As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation
S-K,
we are providing the following disclosure regarding executive compensation for our principal executive officer (“PEO”) and our other named executive officers
(“Non-PEO
NEOs”) and Company performance for the 2025 Transition Period (referred to in the table below as “TP2025”) and the fiscal years listed below. As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K,
we have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies, and this executive compensation disclosure is not intended to meet the “Pay Versus Performance” disclosure required for larger reporting companies.
The Compensation Committee did not consider the pay versus performance disclosure below in making its pay decisions for any of the years shown. For further information concerning our pay-for-performance
philosophy and how we structure our executive compensation to drive and reward performance, refer to “—
Executive Compensation
” above. The amounts shown for “Compensation Actually Paid” have been calculated in accordance with Item 402(v) of Regulation
S-K
and do not reflect compensation actually earned, realized, or received by the Company’s NEOs; these amounts reflect the Summary Compensation Table totals with certain adjustments as described in the following table and footnotes.
Pay Versus Performance Table

Year	Summary Compensation Table Total for First PEO¹ ($)	Summary Compensation Table Total for Second PEO¹ ($)	Compensation Actually Paid to First PEO 1,2,3 ($)	Compensation Actually Paid to Second PEO 1,2,3 ($)	Average Summary Compensation Table Total for Non-PEO NEOs¹ ($)	Average Compensation Actually Paid to Non-PEO NEOs 1,2,3 ($)	Value of Initial Fixed $100 Investment based on TSR 4 ($)	Net Income ($ Millions)
TP2025	N/A	3,351,012	N/A	3,421,523	773,458	880,321	126.87	(109.5)
2025	N/A	5,098,640	N/A	7,022,090	2,468,306	3,142,862	108.17	(183.4)
2024	4,126,239	6,772,197	6,081,615	7,943,724	1,604,843	2,393,693	89.16	(126.6)
2023	3,634,983	N/A	1,840,703	N/A	2,035,682	1,149,511	67.01	(92.9)

(1)
T. Andrew Crockett (“First PEO”) was our PEO from 2022 to March 2024. Benjamin L. Palleiko (“Second PEO”) has been our PEO since March 2024. The individuals comprising the
Non-PEO
NEOs for each year presented are listed below:

Fiscal Year 2023	Fiscal Year 2024	Fiscal Year 2025	TP2025
Benjamin L. Palleiko	Christopher M. Yea	Paul K. Audhya	Paul K. Audhya
Christopher M. Yea	Paul K. Audhya	Brian Piekos	Bilal Arif

(2)
The amounts shown for Compensation Actually Paid have been calculated in accordance with Item 402(v) of Regulation
S-K
and do not reflect compensation actually earned, realized, or received by the Company’s NEOs. These amounts reflect the Summary Compensation Table Total with certain adjustments as described in footnote 3 below.

(3)
Compensation Actually Paid reflects the exclusions and inclusions of certain amounts for the PEOs and the
Non-PEO
NEOs as set forth below. Equity values are calculated in accordance with FASB ASC Topic 718. Amounts in the Exclusion of Stock Awards and Option Awards column are the totals from the Stock Awards and Option Awards columns set forth in the Summary Compensation Table.

Year	Summary Compensation Table Total for Second PEO ($)	Exclusion of Stock Awards and Option Awards for Second PEO ($)	Inclusion of Equity Values for Second PEO ($)	Compensation Actually Paid to Second PEO ($)
TP2025	3,351,012	(2,439,505)	2,510,016	3,421,523

Year	Average Summary Compensation Table Total for Non-PEO NEOs ($)	Average Exclusion of Stock Awards and Option Awards for Non-PEO NEOs ($)	Average Inclusion of Equity Values for Non- PEO NEOs ($)	Average Compensation Actually Paid to Non- PEO NEOs ($)
TP2025	773,458	(389,225)	496,088	880,321
The amounts in the Inclusion of Equity Values in the tables above are derived from the amounts set forth in the following tables:

Year	Year-End Fair Value of Equity Awards Granted During Year That Remained Unvested as of Last Day of Year for Second PEO ($)	Change in Fair Value from Last Day of Prior Year to Last Day of Year of Unvested Equity Awards for Second PEO ($)	Vesting-Date Fair Value of Equity Awards Granted During Year that Vested During Year for Second PEO ($)	Change in Fair Value from Last Day of Prior Year to Vesting Date of Unvested Equity Awards that Vested During Year for Second PEO ($)	Fair Value at Last Day of Prior Year of Equity Awards Forfeited During Year for Second PEO ($)	Total - Inclusion of Equity Values for Second PEO ($)
TP2025	2,523,324	(5,277)	167,663	(175,694)	—	2,510,016

Year	Average Year- End Fair Value of Equity Awards Granted During Year That Remained Unvested as of Last Day of Year for Non-PEO NEOs ($)	Average Change in Fair Value from Last Day of Prior Year to Last Day of Year of Unvested Equity Awards for Non-PEO NEOs ($)	Average Vesting-Date Fair Value of Equity Awards Granted During Year that Vested During Year for Non-PEO NEOs ($)	Average Change in Fair Value from Last Day of Prior Year to Vesting Date of Unvested Equity Awards that Vested During Year for Non-PEO NEOs ($)	Average Fair Value at Last Day of Prior Year of Equity Awards Forfeited During Year for Non-PEO NEOs ($)	Total - Average Inclusion of Equity Values for Non-PEO NEOs ($)
TP2025	521,260	70	—	(25,242)	—	496,088

(4)
This column assumes $100 was invested in the Company for the period starting April 30, 2022, through the end of the 2025 Transition Period. Historical stock performance is not necessarily indicative of future stock performance.

Relationship Between PEO and
Non-PEO
NEO Compensation Actually Paid and Company Total Shareholder Return (“
TSR
”)
The following chart sets forth the relationship between Compensation Actually Paid to our PEOs, the average of Compensation Actually Paid to our
Non-PEO
NEOs, and the Company’s cumulative TSR over the 2025 Transition Period and the three most recently completed fiscal years.

Relationship Between PEO and
Non-PEO
NEO Compensation Actually Paid and Net Income
The following chart sets forth the relationship between Compensation Actually Paid to our PEOs, the average of Compensation Actually Paid to our
Non-PEO
NEOs, and our Net Income during the 2025 Transition Period and the three most recently completed fiscal years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2025, concerning securities authorized for issuance under all of our equity compensation plans: our 2015 Incentive Plan, which terminated when we adopted the 2017 Equity Incentive Plan, the Inducement Plan, and our 2017 ESPP. There are no shares of common stock available for issuance under our 2015 Incentive Plan, but the 2015 Incentive Plan will continue to govern the terms of stock options granted thereunder.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,932,241	(2)	$14.09	2,576,709	(3)
Equity compensation plans not approved by security holders(4)	1,841,169		$11.07	61,245

Total	6,773,410		$12.98	2,637,954

(1)	The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs, because RSUs have no exercise price.
(2)	Includes our 2015 Incentive Plan and our 2017 Equity Incentive Plan. Excludes purchase rights accruing under our 2017 ESPP.
(3)

Represents 1,027,093 shares available for issuance under the 2017 Equity Incentive Plan, which plan permits the grant of incentive and non-qualified stock options, restricted stock awards, stock bonus awards, stock appreciation rights, restricted stock units, and performance awards; and 1,549,616 shares available for issuance under the 2017 ESPP. Additionally, the 2017 Equity Incentive Plan and 2017 ESPP each contain an “evergreen” provision, pursuant to which on January 1st of each year we automatically added 4% and 1% of our shares of common stock outstanding on the preceding December 31st to the shares reserved for issuance, respectively. In addition, pursuant to a “pour over” provision in our 2017 Equity Incentive Plan, options that were cancelled, expired or terminated under the 2015 Incentive Plan were added to the number of shares reserved for issuance under our 2017 Equity Incentive Plan.

(4)	Includes our Inducement Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information as to the beneficial ownership of our common stock as of April 15, 2026 for:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each NEO as set forth in the summary compensation table above;

•	each of our directors; and

•	all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting and/or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of April 15, 2026 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Percentage ownership of our common stock in the table is based on 51,275,333 shares of our common stock issued and outstanding on April 15, 2026. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o KalVista Pharmaceuticals, Inc., 200 Crossing Boulevard, Framingham, Massachusetts 01702.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Common Stock	Securities Exercisable Within 60 Days	Number of Shares Beneficially Owned	Percent
Named Executive Officers and Directors:
Benjamin L. Palleiko(1)	451,815	634,574	1,086,389	2.1%
Bilal Arif	—	—	—	*
Paul K. Audhya(2)	138,983	145,719	284,702	*
William Fairey(3)	—	41,805	41,805	*
Brian J. G. Pereira(4)	—	81,000	81,000	*
Bethany Sensenig(5)	—	10,000	10,000	*
Nancy Stuart(6)	—	64,000	64,000	*
Patrick Treanor(7)	—	57,000	57,000	*
Laurence Reid(8)	—	28,500	28,500	*
Edward W. Unkart(9)	—	99,000	99,000	*
All 13 directors and executive officers as a group(10)	590,798	1,161,598	1,752,396	3.3%
5% Stockholders:
Entities affiliated with Venrock Healthcare Capital Partners III, L.P.(11)	5,089,354	—	5,089,354	9.9%
Entities affiliated with Tang Capital Management, LLC(12)	4,941,798	—	4,941,798	9.6%
Entities affiliated with Suvretta Capital Management, LLC(13)	4,328,904	—	4,328,904	8.4%
Entities affiliated with Frazier Life Sciences Public Fund, L.P.(14)	5,022,068	—	5,022,068	9.8%
Capital World Investors(15)	3,177,587	—	3,177,587	6.2%
Point72 Associates, LLC(16)	2,781,902	—	2,781,902	5.4%
Entities affiliated with Millennium Group Management LLC(17)	2,963,699	—	2,963,699	5.8%

*	Represents beneficial ownership of less than 1% of our outstanding shares of common stock.

(1)

Benjamin L. Palleiko. Consists of (i) 451,815 shares of our common stock held by Mr. Palleiko, (ii) 68,726 shares issuable upon settlement of restricted stock unit awards that vest within 60 days of April 15, 2026 and (iii) 565,848 shares of our common stock issuable to Mr. Palleiko upon exercise of stock options exercisable within 60 days of April 15, 2026.

(2)

Paul K. Audhya. Consists of (i) 138,983 shares of our common stock held by Dr. Audhya, (ii) 19,919 shares issuable upon settlement of restricted stock unit awards that vest within 60 days of April 15, 2026 and (iii) 125,800 shares of our common stock issuable to Dr. Audhya upon exercise of stock options exercisable within 60 days of April 15, 2026.

(3)	William Fairey. Consists of 41,805 shares of our common stock issuable to Mr. Fairey upon exercise of stock options exercisable within 60 days of April 15, 2026.

(4)	Brian J. G. Pereira. Consists of 81,000 shares of our common stock issuable to Dr. Pereira upon exercise of stock options exercisable within 60 days of April 15, 2026.

(5)	Bethany Sensenig. Consists of 10,000 shares of our common stock issuable to Ms. Sensenig upon exercise of stock options exercisable within 60 days of April 15, 2026.

(6)	Nancy Stuart. Consists of 64,000 shares of our common stock issuable to Ms. Stuart upon exercise of stock options exercisable within 60 days of April 15, 2026.

(7)	Patrick Treanor. Consists of 57,000 shares of our common stock issuable to Mr. Treanor upon exercise of stock options exercisable within 60 days of April 15, 2026.

(8)	Laurence Reid. Consists of 28,500 shares of our common stock issuable to Dr. Reid upon exercise of stock options exercisable within 60 days of April 15, 2026.

(9)	Edward W. Unkart. Consists of 99,000 shares of our common stock issuable to Mr. Unkart upon exercise of stock options exercisable within 60 days of April 15, 2026.

(10)

Officers & Directors as a Group. Consists of (i) 590,798 shares of our common stock held by our executive officers and directors directly and indirectly; (ii) 88,645 shares issuable upon settlement of restricted stock unit awards that vest within 60 days of April 15, 2026 and (iii) 1,072,953 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of April 15, 2026.

(11)

Entities affiliated with Venrock Healthcare Capital Partners. Based on Form 4 filed on March 27, 2026. The Reporting Persons’ ownership of the Issuer’s securities consists of (i) 1,096,478 shares of our common stock and pre-funded warrants (the “Pre-Funded Warrants”) exercisable for up to 172,394 shares of common stock held by Venrock Healthcare Capital Partners III, L.P. (“VHCP3”), (ii) 109,684 shares of our common stock and Pre-Funded Warrants exercisable for up to 17,246 shares of common stock held by VHCP Co-Investment III, LLC (“VHCP Co-3”) and (iii) 3,883,192 shares of our common stock and Pre-Funded Warrants exercisable for up to 466,098 shares of common stock held by Venrock Healthcare Capital Partners EG, L.P. (“VHCP EG”). The Pre-Funded Warrants contain a provision, which precludes the exercise of the Pre-Funded Warrants to the extent that, following exercise, VHCP3, VHCP Co-3 and VHCP EG, together with their affiliates and other attribution parties, would own more than 9.99% of our common stock. VHCP Management III, LLC (“VHCPM3”) is the general partner of VHCP3 and the manager of VHCP Co3. VHCP Management EG, LLC (“VHCPMEG”) is the general partner of VHCP EG. Messrs. Shah and Koh are the voting members of VHCPM3 and VHCPMEG. The principal business addresses are 7 Bryant Park, 23rd Floor, New York, NY 10018 (New York Office) and 3340 Hillview Avenue, Palo Alto, California (Palo Alto Office).

(12)

Tang Capital Management, LLC. Based on Schedule 13G/A filed on May 15, 2025. Consists of 4,941,798 shares of our common stock held by Tang Capital Management, LLC (“TCM”), who shares voting and dispositive power over all or a portion of such shares with Tang Capital Partners, LP (“TCP”), Tang Capital Partners International, LP (“TCPI”), Tang Capital Partners III, Inc. (“TCP III”), Tang Capital Partners IV, Inc. (“TCP IV”) and Kevin Tang. TCM is the general partner of TCP and TCPI and Kevin Tang is the manager of TCM and Chief Executive Officer of TCP III and TCP IV. The principal address is 4747 Executive Drive, Suite 210, San Diego, CA 92121.

(13)

Entities affiliated with Suvretta Capital Management, LLC. Based on Schedule 13G/A filed on November 14, 2024. Consists of 3,971,025 shares held directly by Averill Master Fund, Ltd. (“Averill”), and 4,328,904 shares held by Suvretta Capital Management, LLC (“Suvretta”) and Aaron Cowen, including the shares held by Averill, which may be deemed to be indirectly beneficially owned by Suvretta and Mr. Cowen. Suvretta, Averill and Aaron Cowen share voting and dispositive power with respect to the reported securities. The principal business address of Suvretta and Mr. Cowen is 540 Madison Avenue, 7th Floor, New York, New York 10022. The principal business address of Averill is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands.

(14)

Entities affiliated with Frazier Life Sciences Public Fund, L.P. Based on Schedule 13D/A filed on November 4, 2025. Consists of (i) 3,466,521 shares of our common stock held directly by Frazier Life Sciences Public Fund, L.P. (“FLSPF”) and indirectly by FHMLSP, L.P., the general partner of FLSPF, and FHMLSP, L.L.C., the general partner of FHMLSP, L.P., (ii) 1,160,700 shares of our common stock held directly by Frazier Life Sciences X, L.P. (“FLS X”), and indirectly by FHMLS X, L.P., the general partner of FLS X, and FHMLS X, L.L.C., the general partner of FHMLS X, L.P., as well as Patrick J. Heron and James N. Topper, the members of FHMLS X, L.L.C., and (iii) 394,847 shares of our common stock held directly by Frazier Life Sciences XI, L.P. (“FLS XI”), and indirectly by FHMLS XI, L.P., the general partner of FLS XI, and FHMLS XI, L.L.C., the general partner of FHMLS XI, L.P. All parties share voting and dispositive power over the reported securities. The principal business address is 1001 Page Mill Rd., Bldg 4., Palo Alto, CA 94304.

(15)

Capital World Investors. Based on Schedule 13G/A filed on May 13, 2025. Consists of 3,177,587 shares of our common stock held directly by Capital World Investors (“CWI”), a division of Capital Research and Management Company (“CRMC”), as well as its investment management subsidiaries and affiliates Capital Bank and Trust Company, Capital International, Inc., Capital International Limited, Capital International Sarl, Capital International K.K., Capital Group Private Client Services, Inc., and Capital Group Investment Management Private Limited (together with CRMC, the “investment management entities”). CWI’s divisions of each of the investment management entities collectively provide investment management services under the name “Capital World Investors.” The principal business address is 333 South Hope Street, 55th Floor, Los Angeles, CA 90071.

(16)

Point72 Associates, LLC. Based on Schedule 13G/A filed on January 13, 2026. Consists of 2,781,902 shares of our common stock held by Point72 Associates, LLC (“Point72 Associates”), which may be deemed to be indirectly beneficially owned by Point72 Asset Management, L.P. (“Point72 Asset Management”), Point72 Capital Advisors, Inc. (“Point72 Capital Advisors”), the general partner of Point72 Asset Management, and Steven A. Cohen, who controls each of Point72 Asset Management and Point72 Capital Advisors. Point 72 Asset Management, Point72 Capital Advisors and Mr. Cohen share voting and dispositive power with respect to the reported securities. All parties share voting and dispositive power over the reported securities. Each of Cubist Systematic Strategies, LLC, Point72 Asia (Singapore) Pte. Ltd., and Point72 (DIFC) Limited are advisors under common control with Point72 Asset Management, and each acts as a sub-advisor with respect to a portion of the reported securities. The principal business address is 72 Cummings Point Road, Stamford, CT 06902.

(17)

Entities affiliated with Millennium Group Management LLC. Based on Schedule 13G/A filed on December 30, 2025. Consists of (i) 2,588,344 shares of our common stock held directly by Integrated Core Strategies (US) LLC (“Integrated Core Strategies”) and (ii) 2,963,699 shares of our common stock held by entities subject to voting control and investment discretion by Millennium Management LLC (“Millennium Management”) and/or other investment managers that may be controlled by Millennium Group Management LLC (“Millennium Group Management”), the managing member of Millennium Management, and Israel A. Englander, the sole voting trustee of the managing member of Millennium Group Management. Millennium Management is the general partner of the managing member of Integrated Core Strategies. All parties share voting and dispositive power over the reported securities. The principal business address is 399 Park Avenue, New York, New York 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since May 1, 2024, we have engaged in the following transactions and series of similar transactions to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last two completed fiscal years; and

•	any of our directors, executive officers or holders of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Related Party Transactions Related to the November 2024 Offering

Certain of our principal stockholders and their affiliated entities purchased an aggregate of 2,800,000 shares of our common stock in our underwritten offering that closed on or about November 5, 2024 (the “November 2024 Offering”) at an offering price of $10.00 per share. The following table summarizes the shares of common stock purchased by affiliates of members of our Board and holders, or affiliates thereof, of more than 5% of our outstanding common stock:

Purchaser	Number of Shares of Common Stock	Aggregate Gross Consideration ($)
Entities affiliated with Frazier Life Sciences(1)	1,200,000	12,000,000
Entities affiliated with Suvretta Capital Management, LLC(2)	600,000	6,000,000
Vestal Point Capital, LP(3)	500,000	5,000,000
Entities affiliated with Tang Capital Partners, LP(4)	500,000	5,000,000

Total	2,800,000	28,000,000

(1)

Consists of 1,200,000 shares of common stock sold to entities including Frazier Life Sciences X, L.P, Frazier Life Sciences Public Overage Fund, L.P., Frazier Life Sciences Public Fund, L.P., and Frazier Life Sciences XI, L.P. (“Frazier Life Sciences”). At the time of the November 2024 Offering, Frazier Life Sciences held more than 5% of our outstanding common stock.

(2)

Consists of 600,000 shares of common stock sold to entities including Averill Master Fund, Ltd., and Averill Madison Master Fund, Ltd. (the “Suvretta Funds”). Suvretta Capital Management, LLC is the investment manager of the Suvretta Funds. At the time of the November 2024 Offering, Suvretta Capital Management, LLC held more than 5% of our outstanding common stock.

(3)	Consists of 500,000 shares of common stock sold to Vestal Point Capital, LP, which held more than 5% of our outstanding common stock at the time of the November 2024 Offering.

(4)

Consists of 500,000 shares of common stock sold to Tang Capital Partners, LP, which held more than 5% of our outstanding common stock at the time of the November 2024 Offering. Tang Capital Management, LLC, is the General Partner of Tang Capital Partners, LP and Kevin Tang is the Manager of Tang Capital Management, LLC.

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

Independence of the Board of Directors

Under the rules and regulations of Nasdaq, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by such board. Our Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards, as in effect from time to time.

Consistent with these considerations, our Board has determined that all of our directors, other than Mr. Palleiko, qualify as “independent” directors in accordance with Nasdaq listing requirements. Mr. Palleiko is not considered independent because he is an employee of KalVista. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

As required under Nasdaq rules and regulations, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. As described more fully above, all of the committees of our Board are comprised entirely of directors determined by our Board to meet the independence standards applicable to those committees prescribed by Nasdaq, the SEC and the Internal Revenue Service.

Item 14. Principal Accountant Fees and Services.

Principal Accountant Fees and Services

The following table provides information regarding the aggregate fees for services provided by Deloitte & Touche LLP for the 2025 Transition Period and the fiscal years ended April 30, 2025 and 2024.

Fees Billed to KalVista	2025 Transition Period	Fiscal Year 2025	Fiscal Year 2024
Audit fees(1)	$1,119,245	$636,890	$525,433
Audit-related fees(2)	184,156	102,500	90,000
Tax fees(3)	—	175,365	141,750
All other fees(4)	1,895	1,895	1,895

Total fees	$1,305,296	$916,650	$759,078

(1)

“Audit fees” include fees for professional services rendered for the audits of our financial statements, review of our quarterly financial statements, and services normally provided by the independent registered accounting firm in connection with statutory and regulatory filings.

(2)	“Audit-related fees” include fees for comfort letters and consents associated with stock offerings.
(3)

“Tax fees” include fees for tax compliance services and tax advice. Tax advice encompasses a variety of permissible services, including technical tax advice related to federal and state income tax matters, assistance with sales tax, and assistance with tax audits.

(4)	“All other fees” include accounting research software subscription fees.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

		Incorporated by reference

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-36830	3.1	December 7, 2023

3.2	Amended and Restated Bylaws.	8-K	001-36830	3.1	June 14, 2023

4.1	Form of Common Stock Certificate.	S-1/A	333-201278	4.2	January 23, 2015

4.2	Description of Registrant’s Securities.	10-K	001-36830	4.2	July 20, 2025

4.3	Form of Pre-Funded Warrant (February 2024 Offering).	10-Q	001-36830	4.1	March 11, 2024

4.4	Indenture, dated as of September 29, 2025, between KalVista Pharmaceuticals, Inc. and U.S. Bank Trust Company, National Association, as trustee.	10-Q	001-36830	4.1	November 10, 2025

4.5	Form of 3.250% Convertible Senior Notes due 2031	10-Q	001-36830	4.2	November 10, 2025

10.1#	Form of Indemnification Agreement.	8-K	001-36830	10.1	October 6, 2025

10.2#	2017 Equity Incentive Plan.	DEF 14A	001-36830	Appendix A	March 2, 2017

10.3#	2017 Employee Stock Purchase Plan.	DEF 14A	001-36830	Appendix B	March 2, 2017

10.4#	Forms of Equity Agreements under the 2017 Equity Incentive Plan.	8-K	001-36830	99.1	June 29, 2018

10.5#	Enrollment/Change Form under the 2017 Employee Stock Purchase Plan.	S-8	333-237059	99.4	March 10, 2020

10.6	Office Lease Agreement by and between the Registrant and 55 Cambridge Parkway, LLC, dated May 30, 2017.	10-K	001-36830	10.12	July 27, 2017

10.7	First Amendment of Lease, dated November 20, 2020, to the Office Lease Agreement by and between the Registrant and 55 Cambridge Parkway, LLC, dated May 19, 2017.	10-Q	001-36830	10.1	December 10, 2020

10.8	Office Lease Agreement by and between the Registrant and OC 990 Corporate Center Associates, LLC dated July 22, 2024.	10-Q	001-36830	10.1	September 5, 2024

10.9	Underlease by and between the Registrant and Wiltshire Council, dated April 30, 2018.	8-K	001-36830	10.1	May 2, 2018

10.10#	Amended and Restated Executive Employment Agreement between Registrant and Paul K. Audhya, dated September 9, 2024.	8-K	001-36830	10.3	September 10, 2024

10.11#	Amended and Restated Executive Employment Agreement between the Registrant and Benjamin L. Palleiko, dated September 9, 2024.	8-K	001-36830	10.2	September 10, 2024

10.12#	Executive Employment Agreement between the Registrant and Bilal Arif, dated September 18, 2025.	10-KT	001-36830	10.12	March 25, 2026

10.13	Amended and Restated 2021 Equity Inducement Plan and forms of agreement.	S-8	333-292960	99.5	January 26, 2026

10.14	Securities Purchase Agreement by and between KalVista Pharmaceuticals, Inc. and DRI Healthcare Acquisitions LP, dated November 4, 2024.	8-K	001-36830	1.2	November 4, 2024

10.15	Purchase and Sale Agreement by and among the Registrant, as guarantor, KalVista Pharmaceuticals Ltd. and DRI Healthcare Acquisitions LP, dated November 4, 2024.	10-Q	001-36830	10.1	March 12, 2025

10.16	Debenture by and between KalVista Pharmaceuticals Ltd and DRI Healthcare Acquisitions LP, dated November 4, 2024.	10-Q	001-36830	10.2	March 12, 2025

10.17	License, Supply, and Distribution Agreement between Kaken Pharmaceutical Co., Ltd and KalVista Pharmaceuticals, Ltd, dated April 8, 2025.	10-K	001-36830	10.23	July 10, 2025

10.18	Sales Agreement between the Company and TD Securities (USA) LLC, dated July 10, 2025.	10-K	001-36830	10.24	July 10, 2025

10.19	Amendment to Purchase and Sale Agreement, dated May 22, 2025, by and among KalVista Pharmaceuticals Limited, DRI Healthcare Acquisitions LP, and solely for the purposes of the Guarantor Provisions therein, KalVista Pharmaceuticals, Inc.	10-Q	001-36830	10.1	November 10, 2025

10.20	Second Amendment to Purchase and Sale Agreement, dated September 2, 2025, by and among KalVista Pharmaceuticals Limited, DRI Healthcare Acquisitions LP, DRI UK LP, and solely for the purposes of the Guarantor Provisions therein, KalVista Pharmaceuticals, Inc.	10-Q	001-36830	10.2	November 10, 2025

10.21	Third Amendment to Purchase and Sale Agreement, dated February 3, 2026, by and among KalVista Pharmaceuticals Limited, DRI UK LP, and solely for the purposes of the Guarantor Provisions therein, KalVista Pharmaceuticals, Inc.	10-KT	001-36830	10.21	March 25, 2026

19.1	Insider Trading Policy.	10-K	001-36830	19.1	July 10, 2025

21.1	Subsidiaries of the Registrant.	10-KT	001-36830	21.1	March 25, 2026

23.1	Consent of Deloitte & Touche LLP.	10-KT	001-36830	23.1	March 25, 2026

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-KT	001-36830	31.1	March 25, 2026

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-KT	001-36830	31.2	March 25, 2026

31.3	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.4	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-KT	001-36830	32.1	March 25, 2026

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-KT	001-36830	32.2	March 25, 2026

97.1	Compensation Recovery Policy.	10-K	001-36830	97.1	July 11, 2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

#	Management contract or compensatory plan or arrangement.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

KalVista Pharmaceuticals, Inc.

Date: April 30, 2026	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Benjamin L. Palleiko	Chief Executive Officer and Director	April 30, 2026
Benjamin L. Palleiko	(Principal Executive Officer)

/s/ Brian Piekos	Chief Financial Officer	April 30, 2026
Brian Piekos	(Principal Financial and Accounting Officer)

*	Director and Chairman	April 30, 2026
Brian J. G. Pereira, M.D.

*	Director	April 30, 2026
William Fairey

*	Director	April 30, 2026
Laurence Reid, Ph.D.

*	Director	April 30, 2026
Bethany Sensenig

*	Director	April 30, 2026
Nancy Stuart

*	Director	April 30, 2026
Patrick Treanor

*	Director	April 30, 2026
Edward W. Unkart

*

The undersigned, by signing his name hereto, does hereby sign this Amendment on behalf of the above indicated officer or director of the Registrant, pursuant to the Power of Attorney signed by such officer or director on March 25, 2026, in the Original Filing.

By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko
Chief Executive Officer