Form 10-Q
period 2026-03-31
KalVista Pharmaceuticals, Inc.
filed 2026-05-14
CIK 1348911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2026

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

(857) 999-0075

(Registrant’s telephone number, including area code)

N/A
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	KALV	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 7, 2026, the registrant had 53,240,888 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KALVISTA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$213,768	$229,342
Marketable securities	71,262	70,872
Accounts receivable, net	9,897	2,593
Inventory	4,002	3,428
Research and development tax credit receivable	7,430	6,200
Prepaid expenses and other current assets	7,846	7,712
Total current assets	314,205	320,147
Property and equipment, net	2,841	3,034
Right of use assets	9,421	9,825
Other assets	2,450	2,369
Total assets	$328,917	$335,375
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$8,045	$8,268
Accrued expenses and other current liabilities	34,022	33,897
Deferred revenue - current portion	833	—
Lease liability - current portion	1,691	1,621
Royalty obligation - current portion	16,226	13,569
Total current liabilities	60,817	57,355
Deferred revenue - net of current portion	21,357	11,714
Lease liability - net of current portion	10,411	10,727
Royalty obligation - net of current portion	116,583	119,063
Convertible notes	139,401	139,227
Total liabilities	348,569	338,086
Stockholders’ deficit:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2026 and December 31, 2025; 51,237,509 and 50,900,777 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	51	51
Additional paid-in capital	773,594	767,061
Accumulated deficit	(786,181)	(762,694)
Accumulated other comprehensive loss	(7,116)	(7,129)
Total stockholders’ deficit	(19,652)	(2,711)
Total liabilities and stockholders’ deficit	$328,917	$335,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Product revenue, net	$39,165	$—
Partnership and other revenue	1,698	—
Total revenues	40,863	—
Operating expenses:
Cost of revenue	3,090	—
Research and development	12,420	14,173
Selling, general and administrative	48,795	35,535
Total operating expenses	64,305	49,708
Operating loss	(23,442)	(49,708)
Other (expense) income:
Interest income	2,548	1,735
Interest expense	(5,586)	(2,937)
Foreign currency exchange (loss) gain	(52)	2,656
Other income, net	3,045	665
Total other (expense) income	(45)	2,119
Loss before income tax expense	(23,487)	(47,589)
Income tax expense	—	4,247
Net loss	$(23,487)	$(51,836)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	280	(1,236)
Unrealized holding (loss) gain on marketable securities	(278)	263
Reclassification adjustment for realized holding loss (gain) on marketable securities included in net loss	11	(256)
Total other comprehensive income (loss)	13	(1,229)
Comprehensive loss	$(23,474)	$(53,065)

Weighted average shares outstanding-basic and diluted	54,583,424	53,067,581
Net loss per share
Basic and diluted	$(0.43)	$(0.98)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

(unaudited, in thousands, except share amounts)

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit)
Balance at December 31, 2025	50,900,777	$51	$767,061	$(762,694)	$(7,129)	$(2,711)
Issuance of common stock from equity incentive plans	79,732	—	793	—	—	793
Issuance of common stock from employee stock purchase plan	68,259	—	672	—	—	672
Release of restricted stock units	188,741	—	—	—	—	—
Stock-based compensation	—	—	5,068	—	—	5,068
Net loss	—	—	—	(23,487)	—	(23,487)
Foreign currency translation gain	—	—	—	—	280	280
Unrealized holding loss on marketable securities	—	—	—	—	(278)	(278)
Reclassification adjustment for realized holding loss on marketable securities included in net loss	—	—	—	—	11	11
Balance at March 31, 2026	51,237,509	$51	$773,594	$(786,181)	$(7,116)	$(19,652)

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2024	49,433,611	$49	$746,912	$(580,184)	$(2,418)	$164,359
Issuance of common stock from equity incentive plans	178,323	1	1,794	—	—	1,795
Issuance of common stock from employee stock purchase plan	59,599	—	429	—	—	429
Release of restricted stock units	84,915	—	—	—	—	—
Stock-based compensation	—	—	3,240	—	—	3,240
Net loss	—	—	—	(51,836)	—	(51,836)
Foreign currency translation loss	—	—	—	—	(1,236)	(1,236)
Unrealized holding gain on marketable securities	—	—	—	—	263	263
Reclassification adjustment for realized holding gain on marketable securities included in net loss	—	—	—	—	(256)	(256)
Balance at March 31, 2025	49,756,448	$50	$752,375	$(632,020)	$(3,647)	$116,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALVISTA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(23,487)	$(51,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355	251
Stock-based compensation expense	5,068	3,240
Realized loss (gain) from sale of marketable securities	11	(256)
Non-cash operating lease expense	158	435
Accretion of discount on marketable securities	(100)	(46)
Foreign currency exchange loss (gain)	1,687	(2,983)
Non-cash interest expense and amortization of issuance costs	4,432	2,921
Fair value adjustment to derivative liability	1,605	(703)
Changes in operating assets and liabilities:
Research and development tax credit receivable	(1,355)	3,167
Accounts receivable, net	(7,322)	—
Inventory	(665)	—
Prepaid expenses and other assets	(184)	(1,406)
Accounts payable	(149)	(3,119)
Accrued expenses and other liabilities	(5,220)	2,768
Deferred revenue	10,711	—
Net cash used in operating activities	(14,455)	(47,567)
Cash flows from investing activities:
Purchases of marketable securities	(16,428)	(23,493)
Sales and maturities of marketable securities	15,730	20,300
Acquisition of property and equipment	(121)	(288)
Capitalized website development costs	(82)	(237)
Net cash used in investing activities	(901)	(3,718)
Cash flows from financing activities:
Issuance of common stock from equity incentive plans	793	1,794
Issuance of common stock from employee stock purchase plan	672	429
Net cash provided by financing activities	1,465	2,223
Effect of exchange rate changes	(1,683)	2,240
Net decrease in cash, cash equivalents and restricted cash	(15,574)	(46,822)
Cash, cash equivalents and restricted cash at beginning of the period	230,145	182,978
Cash, cash equivalents and restricted cash at end of the period	$214,571	$136,156
Less: Restricted cash in other assets	803	655
Cash and cash equivalents	$213,768	$135,501

Supplemental disclosure of cash flow information
Cash paid for interest	$2,123	$—
Supplemental disclosure of non-cash activities
Property and equipment included in accounts payable and accrued expenses	$—	$27
Website development costs included in accrued expenses	$91	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Business

KalVista Pharmaceuticals, Inc. (“KalVista” or the “Company”) is a global pharmaceutical company dedicated to delivering life-changing oral therapies for individuals affected by rare diseases with significant unmet needs. On July 3, 2025, the Company received approval from the U.S. Food and Drug Administration (the “FDA”) for its lead product candidate, EKTERLY® (sebetralstat), for the treatment of acute attacks of hereditary angioedema (“HAE”) in adults and adolescents aged 12 years and older. EKTERLY is the first and only oral on-demand therapy for HAE. Following FDA approval, EKTERLY received marketing authorization from the European Medicines Agency, the U.K.’s Medicines and Healthcare products Regulatory Agency, the Swiss Agency for Therapeutic Products, Swissmedic, Japan’s Ministry of Health, Labour and Welfare as well as regulatory agencies in Australia and Singapore. The Company markets EKTERLY directly in the U.S. and Germany and through a commercial partner in Japan, and has established additional commercialization partnerships for Canada, Brazil, Argentina, Colombia, and Mexico. The Company is incorporated in the State of Delaware and headquartered in Framingham, Massachusetts.

These regulatory approvals were based on data from the phase 3 KONFIDENT clinical trial. Prior to the approval of EKTERLY, all on-demand treatment options approved in the U.S. required intravenous or subcutaneous administration, which carries a significant treatment burden. Even with the use of long-term prophylaxis, most people living with HAE continue to have unpredictable attacks and require ready access to on-demand medication.

The Company has funded its operations primarily through a combination of equity financings, collaborations, strategic partnerships, royalty financing, licensing arrangements, convertible debt, and product sales. As of March 31, 2026, the Company had an accumulated deficit of $786.2 million and cash, cash equivalents, and marketable securities totaling $285.0 million. The Company anticipates that it will continue to incur losses for the foreseeable future, and it expects those losses to persist as it continues to commercialize EKTERLY. The Company is subject to risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company currently anticipates that, based upon its operating plans and existing capital resources, it has sufficient funding to operate for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued.

The Company may seek to finance future cash needs through equity offerings, debt financings, corporate partnerships, and product sales.

On April 29, 2026, the Company, Chiesi Farmaceutici S.p.A., an Italian società per azioni (“Chiesi”), Skyline Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Chiesi (“Merger Sub”), and KalVista Pharmaceuticals Limited, a private limited company organized under the laws of England and Wales, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Chiesi. Refer to Note 13, Subsequent Events, for more information.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. There were no adjustments other than normal recurring adjustments. These unaudited interim condensed consolidated financial results are not indicative of any future annual or interim period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the eight-month transition period ended December 31, 2025 in the Company’s Transition Report on Form 10-KT filed with the SEC on March 25, 2026. The Company’s prior fiscal year ended April 30, 2025. In connection with a fiscal year transition, the Company established a new fiscal year ending December 31, commencing with an eight-month transition period ended December 31, 2025.

Accordingly, the comparative interim condensed consolidated statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2025 represent the equivalent prior-year quarter within the fiscal year ended April 30, 2025, which predates the transition period.

Segment Reporting

The chief operating decision maker (“CODM”), the CEO, manages the Company’s operations as a single operating segment for the purposes of assessing performance and making operating decisions.

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

Significant Accounting Policies

For details about the Company’s accounting policies, please read Note 2, Summary of Significant Accounting Policies, in the Transition Report on Form 10-KT for the eight-month transition period ended December 31, 2025, filed with the SEC on March 25, 2026.

Note 3. Fair Value Measurements

The following tables present information about financial assets and liabilities that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value for each of the periods indicated (in thousands):

	As of March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$51,578	$51,578	$—	$—
Corporate debt securities	50,391	—	50,391	—
U.S. government agency securities	15,454	—	15,454	—
Asset-backed securities	5,417	—	5,417	—
Total assets	$122,840	$51,578	$71,262	$—
Liabilities
Derivative liability	$3,350	$—	$—	$3,350
Total liabilities	$3,350	$—	$—	$3,350

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$61,211	$61,211	$—	$—
Corporate debt securities	53,969	—	53,969	—
U.S. government agency securities	16,903	—	16,903	—
Total assets	$132,083	$61,211	$70,872	$—
Liabilities
Derivative liability	$5,020	$—	$—	$5,020
Total liabilities	$5,020	$—	$—	$5,020

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximated fair value because of the immediate or short-term maturity of these financial instruments. For fair value information related to the Company’s debt facilities, refer to Note 7, Indebtedness.

Derivative Liability

The estimated fair value of the derivative liability as of March 31, 2026 relates to the Purchase and Sale Agreement (the “PSA”) that the Company, as guarantor, and KalVista Pharmaceuticals Limited, a wholly owned subsidiary of the Company (the “Subsidiary”), entered into with DRI UK LP, an affiliate of DRI Healthcare Trust (“DRI”) in November 2024 and was determined using Level 3 inputs. Refer to Note 8, Purchase and Sale Agreement, for a description of the PSA. The fair value measurement of the derivative liability is sensitive to changes in the unobservable inputs used to value the financial instrument. Changes in the inputs could result in changes to the fair value of each financial instrument.

The embedded derivative liability associated with the royalty obligation contained in the PSA, as discussed further in Note 8, Purchase and Sale Agreement, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the royalty obligation in the condensed consolidated balance sheets. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other income, net in the condensed consolidated statements of operations and comprehensive loss. The assumptions used in the option pricing Monte Carlo simulation model incorporates certain Level 3 inputs including: (1) the risk-adjusted discount rate and (2) the probability of a change in control occurring during the term of the instrument. Refer to Note 8, Purchase and Sale Agreement, for details regarding the valuation methodology related to the embedded derivative and its related inputs.

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

Management evaluated the unrealized losses in available-for-sale (“AFS”) debt securities as of March 31, 2026. The Company believes the unrealized losses on AFS debt securities represent a temporary decline that is primarily attributable to interest rate changes. It is not considered likely that the Company will be required to sell the investments before full recovery of the amortized cost basis of the AFS debt securities, which may be at maturity. As a result, no allowance was recorded.

The following tables summarize the fair value of the Company’s marketable securities by type for each of the periods indicated (in thousands):

	As of March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate debt securities	$50,526	$4	$(139)	$50,391
U.S. government agency securities	15,460	9	(15)	15,454
Asset-backed securities	5,423	1	(7)	5,417
Total	$71,409	$14	$(161)	$71,262

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate debt securities	$53,896	$92	$(19)	$53,969
U.S. government agency securities	16,855	48	—	16,903
Total	$70,751	$140	$(19)	$70,872

The following table summarizes the scheduled maturity for the Company’s marketable securities at March 31, 2026 (in thousands):

Maturing in one year or less	$31,418
Maturing after one year through two years	33,941
Maturing after two years through three years	5,903
Total	$71,262

Note 4. Product Revenue and Accounts Receivable

In the U.S., the Company had product sales to certain customers that each accounted for more than 10% of total gross product revenues. Revenues for each of these customers as a percentage of the Company’s total U.S. gross product revenue are as follows:

	Three Months Ended March 31,
	2026	2025
Customer A	33%	0%
Customer B	37%	0%
Customer C	18%	0%
Customer D	11%	0%

As of and for the three months ended March 31, 2026, the Company recorded immaterial adjustments to product revenue related reserves attributable to sales made in the prior period.

As of March 31, 2026, two entities accounted for greater than 10% of accounts receivable, net. No other individual entity accounted for greater than 10%. The Company does not have a material reserve related to credit losses against its accounts receivable and expects to collect accounts receivable in the ordinary course of business.

Note 5. Inventory

The following table summarizes the components of inventory for each of the periods indicated (in thousands). No inventory reserves existed at March 31, 2026 or December 31, 2025.

	As of	As of
	March 31, 2026	December 31, 2025
Raw materials	$1,713	$2,525
Work in process	1,746	529
Finished goods	543	374
Total inventory	$4,002	$3,428

Note 6. Accrued Expenses

The following table summarizes the components of accrued expenses for each of the periods indicated (in thousands):

	As of	As of
	March 31, 2026	December 31, 2025
Compensation and benefits	$13,545	$18,482
Product revenue related reserves	6,960	4,752
Professional fees	6,180	3,960
Research expenses	2,981	3,412
Accrued interest	2,375	1,207
Other	1,981	2,084
Total accrued expenses and other current liabilities	$34,022	$33,897

Note 7. Indebtedness

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

Upon conversion, the Company may pay cash, deliver shares of its common stock, or a combination of cash and common stock, as determined by the Company at its discretion. The Notes may be convertible into shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 59.4919 shares per $1,000 principal amount of the Notes, which represents an initial conversion price of $16.81 per share, subject to adjustment.

The table below summarizes the Company’s debt instruments for each of the periods indicated (in thousands):

	As of	As of
	March 31, 2026	December 31, 2025
Principal amount of the Notes	$143,750	$143,750
Unamortized discount - debt issuance costs	(4,349)	(4,523)
Carrying value of debt instruments	$139,401	$139,227

Fair value of debt instruments	$206,219	$182,830

For the three months ended March 31, 2026, interest expense attributable to the Notes totaled $1.3 million, which is inclusive of $0.2 million of amortization of debt discounts. The fair value of the Notes is based on open market trades and is classified as Level 2 in the fair value hierarchy.

The table below summarizes the total principal and contractual interest payments due under the Notes (in thousands):

	Principal	Interest	Total
Remainder of 2026	$—	$4,750	$4,750
2027	—	4,737	4,737
2028	—	4,750	4,750
2029	—	4,737	4,737
2030	—	4,737	4,737
2031	143,750	4,750	148,500
Total payments	$143,750	$28,461	$172,211

Note 8. Purchase and Sale Agreement

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

The tiered payments are as follows: 6.00% on annual net sales up to and including $500.0 million (the “First Tier Royalty Rate”); 1.10% on annual net sales above $500.0 million and up to and including $750.0 million; and 0.25% on annual net sales above $750.0 million. Beginning in calendar year 2031, the First Tier Royalty Rate for any calendar year will be determined based on annual net sales of sebetralstat for the prior calendar year: 6.00% if the prior year’s annual net sales are at or above $500.0 million or 6.75% if the prior year’s annual net sales are below $500.0 million. Additionally, the Subsidiary is eligible to receive a sales-based milestone of $57.0 million if sebetralstat achieves annual net sales of at least $550.0 million in any calendar year ending before January 1, 2031.

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

The PSA is considered a sale of future revenues and is accounted for as long-term debt recorded at amortized cost using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. During the three months ended March 31, 2026 and 2025, the Company recorded $4.2 million and $2.9 million of interest expense, respectively, related to this arrangement in the condensed consolidated statements of operations and comprehensive loss. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method. A significant increase or decrease in actual or forecasted net sales may materially impact the revenue interest liability, interest expense, other income, and the time period for repayment. The royalty obligation, net of the bifurcated embedded derivative liability, had a net carrying amount of $129.5 million as of March 31, 2026.

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

The Company recorded $4.4 million for the initial fair value of the derivative liability upon the closing of the PSA and subsequently recorded an incremental $2.0 million when the $22.0 million drawdown was recorded by Company. The initial fair value allocated to the derivative liability was recorded against the royalty obligation as a debt discount, which is being amortized in interest expense in the condensed consolidated statements of operations and comprehensive loss over the expected term using the effective interest method. The embedded derivative is subsequently remeasured at fair value each reporting period, with the change in fair value being recorded as a component of other income, net in the condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2026 and 2025, the Company recognized a $1.6 million decrease and a $0.7 million increase, respectively, as a component of other income, net as the change in fair value for the embedded derivative liability. Bifurcated embedded derivatives are classified with the related host contract in the Company’s condensed consolidated balance sheets. Of the $132.8 million royalty obligation as of March 31, 2026, the embedded derivative had a fair value of $3.3 million.

The estimated probability and timing of underlying events triggering the exercisability of the Buy-Back and Put Options contained in the PSA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. Management concluded the Buy-Back Option probability was in the lower quartile of possible outcomes. At inception, the estimated market yield used for the valuation of the derivative liability was 9.15%. As of March 31, 2026, the estimated market yield used for valuation of the derivative liability was 12.43%.

Note 9. License, Supply and Distribution Agreement

Kaken Pharmaceutical Co., Ltd.

In April 2025, the Company entered into a License, Supply and Distribution Agreement (the “Kaken Agreement”) with Kaken Pharmaceutical Co., Ltd. (“Kaken”) pursuant to which the Company licensed exclusive commercialization rights in Japan to Kaken for the Licensed Product (as defined in the Kaken Agreement) in exchange for a non-refundable upfront payment of $11.0 million, potential regulatory and sales milestone payments totaling approximately $13.0 million, and effective royalty payments in the mid-twenties percentage that shall be payable for each unit of revenue of Licensed Product that the Company supplies, which reflect a percentage of the Japanese National Health Insurance (“NHI”) price of the Licensed Product. The Kaken Agreement has a 10-year initial term.

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

Under the terms of the Kaken Agreement, Kaken paid the Company a non-refundable upfront payment of $11.0 million in June 2025. Upon receipt of the Japanese NHI price in March 2026, Kaken paid the Company the regulatory milestone payment of $11.0 million. The upfront and regulatory milestone payments are recorded as deferred revenue in the condensed consolidated balance sheets as of March 31, 2026 and recognized over the term of the Kaken Agreement in partnership and other revenue in the condensed consolidated statements of operations and comprehensive loss.

The potential sales milestone payments that the Company is eligible to receive will be recorded if and when they become probable.

Revenue from units sold to Kaken are recorded in accordance with ASC 606, Revenue from Contracts with Customers and is included in partnership and other revenue in the condensed consolidated statements of operations and comprehensive loss.

Note 10. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the number of potential dilutive common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of shares to be issued upon conversion of convertible notes, outstanding options, unvested restricted stock units, and shares committed to be purchased under the employee stock purchase plan.

Potential dilutive common share equivalents consist of the following for each of the periods indicated:

	March 31,
	2026	2025
Common stock issuable under equity incentive plans	8,626,748	7,247,879
Common stock issuable upon conversion of notes	8,551,960	—
Total	17,178,708	7,247,879

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. As a result, there is no difference between the Company’s basic and diluted loss per share for the periods presented.

The weighted average number of common shares used in the basic and diluted net loss per common share calculations includes the weighted average pre-funded warrants outstanding during the period as they are exercisable at any time for nominal cash consideration. There were 3,483,688 pre-funded warrants outstanding at March 31, 2026 and 2025. In April 2026, 1,853,688 warrants from the February 2024 Offering were exercised in a cashless exercise, resulting in the issuance of 1,853,593 shares of common stock.

Note 11. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and assess performance. The Company operates in one business segment. The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM’s financial review is focused on the consolidated financial results of the Company which is used as the basis for financial performance assessment and allocation of resources.

The following table presents selected financial information with respect to the Company’s single operating segment for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenues	$40,863	$—
Segment expenses and other segment items
Cost of revenue	3,090	—
Clinical development	5,579	9,052
Research	5,320	2,772
Regulatory & QA	1,521	2,349
Commercial	35,184	26,256
Other SG&A	13,611	9,279
Other (expense) income	(45)	2,119
Income tax expense	—	4,247
Segment net loss	(23,487)	(51,836)

Reconciliation of segment profit or loss:
Adjustments and reconciling items	—	—
Consolidated net loss	$(23,487)	$(51,836)

Note 12. Income Taxes

The provision for income taxes for the three months ended March 31, 2026 and 2025 was $0.0 million and $4.2 million, respectively. The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. The Company takes an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in the U.K. based on the profits realized, which can be significantly impacted by terms of intercompany transactions between the Company and its U.K. affiliate. Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

Note 13. Subsequent Events

Agreement and Plan of Merger

On April 29, 2026, the Company entered into the Merger Agreement with Chiesi, Merger Sub, and KalVista Pharmaceuticals Limited. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, among other things, Chiesi has agreed to cause Merger Sub to commence a tender offer (the “Offer”) to acquire all of the outstanding shares of common stock of the Company, par value $0.001 per share, other than the Excluded Shares (as defined in the Merger Agreement), for $27.00 per share, net to the seller in cash, without interest and subject to any withholding of taxes (the “Offer Price”).

Pursuant to the Merger Agreement, Merger Sub commenced the Offer on May 13, 2026. The Offer will expire one minute after 11:59 p.m., Eastern Time, on June 10, 2026, unless extended in accordance with the terms of the Merger Agreement.

The consummation of the Offer is subject to the satisfaction or waiver of various conditions set forth in the Merger Agreement, including (i) there being validly tendered, and not validly withdrawn, in the Offer a number of shares that, considered together with all other shares (if any) beneficially owned by Chiesi and its affiliates, represent one more share than 50% of the total number of shares outstanding at the time of the expiration of the Offer; provided, however, that for purposes of determining whether such condition has been satisfied, the parties shall exclude shares tendered in the Offer pursuant to guaranteed delivery procedures that have not yet been “received” by the “depository” (as such terms are defined in Section 251(h)(6) of the Delaware General Corporation Law); (ii) any waiting period (or any extension thereof) applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), having expired or terminated and the obtainment of clearance, approval (including deemed clearance and approval, including as a result of waiting periods having lapsed, expired, or been terminated) or confirmation of non-notifiability (or equivalent confirmation that no filing or approval is required) by the Bundeskartellamt under applicable antitrust laws in Germany and the Presidenza del Consiglio dei Ministri under applicable foreign investment laws in Italy; (iii) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to customary materiality standards, thresholds and exceptions; (iv) the Company’s compliance with, or performance of, in all material respects its covenants and agreements contained in the Merger Agreement; (v) there having not occurred any Material Adverse Effect (as defined in the Merger Agreement); and (vi) other customary conditions set forth in Annex I to the Merger Agreement.

As soon as practicable following the consummation of the Offer, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Chiesi, on the terms and subject to the conditions set forth in the Merger Agreement. In the Merger, each issued and outstanding share as of the Effective Time (as defined in the Merger Agreement) (other than the Excluded Shares as Dissenting Shares (as defined in the Merger Agreement)) shall be converted into the right to receive the Offer Price.

The parties expect the Merger to close in the third quarter of 2026. Following completion of the Merger, the Company’s common stock will no longer be publicly listed.

The Merger Agreement contains certain termination rights for the Company and Chiesi. If the Merger Agreement is terminated under certain specified circumstances, the Company will be required to pay Chiesi a fee of $66.4 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our unaudited interim condensed financial statements and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, statements regarding the proposed merger contemplated by the Merger Agreement, including the timing, completion and anticipated benefits of the Merger and the satisfaction of the conditions to closing; the success, cost and timing of our product development activities and clinical trials as well as other activities we may undertake; macroeconomic conditions, including rising inflation and changing interest rates, labor shortages, supply chain issues, and global conflicts such as the war in Ukraine and conflicts in the Middle East; our business strategy; our ability to receive, maintain and recognize the benefits of certain designations received by product candidates and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our Transition Report on Form 10-KT or described elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context indicates otherwise, in this Quarterly Report on Form 10-Q, the terms “KalVista,” “Company,” “we,” “us” and “our” refer to KalVista Pharmaceuticals, Inc. and, where appropriate, its consolidated subsidiaries.

Management Overview

We are a global pharmaceutical company dedicated to delivering life-changing oral therapies for individuals affected by rare diseases with significant unmet needs. On July 3, 2025, we received approval from the U.S. Food and Drug Administration (the “FDA”) for our lead product candidate, EKTERLY® (sebetralstat), for the treatment of acute attacks of hereditary angioedema (“HAE”) in adults and adolescents aged 12 years and older. EKTERLY is the first and only oral on-demand therapy for HAE. Following FDA approval, EKTERLY received marketing authorization from the European Medicines Agency (“EMA”), the U.K.’s Medicines and Healthcare products Regulatory Agency (“MHRA”), the Swiss Agency for Therapeutic Products (“Swissmedic”), Japan’s Ministry of Health, Labour and Welfare (“MHLW”) as well as regulatory agencies in Australia and Singapore (collectively the “Current Global Approvals”). We currently market EKTERLY directly in the U.S. and Germany and through a commercial partner in Japan, and also have established commercialization partnerships for Canada, Brazil, Argentina, Colombia, and Mexico. We are incorporated in the State of Delaware and headquartered in Framingham, Massachusetts.

Agreement and Plan of Merger

On April 29, 2026, the Company entered into the Merger Agreement with Chiesi, Merger Sub, and KalVista Pharmaceuticals Limited. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, among other things, Chiesi has agreed to cause Merger Sub to commence the Offer to acquire all of the outstanding shares of common stock of the Company, par value $0.001 per share, other than the Excluded Shares, for the Offer Price.

Pursuant to the Merger Agreement, Merger Sub commenced the Offer on May 13, 2026. The Offer will expire one minute after 11:59 p.m., Eastern Time, on June 10, 2026, unless extended in accordance with the terms of the Merger Agreement.

The consummation of the Offer is subject to the satisfaction or waiver of various conditions set forth in the Merger Agreement, including (i) there being validly tendered, and not validly withdrawn, in the Offer a number of shares that, considered together with all other shares (if any) beneficially owned by Chiesi and its affiliates, represent one more share than 50% of the total number of shares outstanding at the time of the expiration of the Offer; provided, however, that for purposes of determining whether such condition has been satisfied, the parties shall exclude shares tendered in the Offer pursuant to guaranteed delivery procedures that have not yet been “received” by the “depository” (as such terms are defined in Section 251(h)(6) of the DGCL); (ii) any waiting period (or any extension thereof) applicable to the Offer under the HSR Act, having expired or terminated and the obtainment of clearance, approval (including deemed clearance and approval, including as a result of waiting periods having lapsed, expired, or been terminated) or confirmation of non-notifiability (or equivalent confirmation that no filing or approval is required) by the Bundeskartellamt under applicable antitrust laws in Germany and the Presidenza del Consiglio dei Ministri under applicable foreign investment laws in Italy; (iii) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to customary materiality standards, thresholds and exceptions; (iv) the Company’s compliance with, or performance of, in all material respects its covenants and agreements contained in the Merger Agreement; (v) there having not occurred any Material Adverse Effect; and (vi) other customary conditions set forth in Annex I to the Merger Agreement.

As soon as practicable following the consummation of the Offer, the Merger will occur, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Chiesi, on the terms and subject to the conditions set forth in the Merger Agreement. In the Merger, each issued and outstanding share as of the Effective Time (other than the Excluded Shares as Dissenting Shares (as defined in the Merger Agreement)) shall be converted into the right to receive the Offer Price.

The parties expect the Merger to close in the third quarter of 2026. Following completion of the Merger, the Company’s common stock will no longer be publicly listed.

The Merger Agreement contains certain termination rights for the Company and Chiesi. If the Merger Agreement is terminated under certain specified circumstances, the Company will be required to pay Chiesi a fee of $66.4 million.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes the key components of our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Product revenue, net	$39,165	$—	$39,165	100%
Partnership and other revenue	1,698	—	1,698	100%
Total revenues	40,863	—	40,863	100%
Operating expenses:
Cost of revenue	3,090	—	3,090	100%
Research and development	12,420	14,173	(1,753)	-12%
Selling, general and administrative	48,795	35,535	13,260	37%
Total operating expenses	64,305	49,708	14,597	29%
Operating loss	(23,442)	(49,708)	26,266	-53%
Other (expense) income	(45)	2,119	(2,164)	-102%
Loss before income tax expense	$(23,487)	$(47,589)	$24,102	-51%

Product revenue, net. Product revenue, net was $39.2 million for the three months ended March 31, 2026 compared with $0 in the same period of the prior year as a result of our commercial launch of EKTERLY in the U.S. in July 2025, following the FDA approval of EKTERLY on July 3, 2025, and in Germany in the fourth quarter of 2025.

Partnership and other revenue. Partnership and other revenue was $1.7 million for the three months ended March 31, 2026 compared with $0 in the same period of the prior year as a result of a product shipment to Kaken, following the Japanese launch by our partner Kaken in the first quarter of 2026, and pro-rated recognition of deferred revenue from the upfront and regulatory milestone payments.

Cost of revenue. Cost of revenue was $3.1 million for the three months ended March 31, 2026 compared with $0 in the same period of the prior year and primarily consisted of direct and indirect costs related to the manufacturing and distribution of EKTERLY, including third-party manufacturing costs, packaging services, freight, and certain costs related to manufacturing services following regulatory approval.

Research and development expenses. Research and development expenses decreased by $1.8 million for the three months ended March 31, 2026 compared with the same period in the prior year.

The table below summarizes research and development expenses by major programs or categories for the periods indicated (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Sebetralstat	$2,757	$4,673	$(1,916)	-41%
Personnel	6,751	6,474	277	4%
Other R&D	2,912	3,026	(114)	-4%
Total research and development	$12,420	$14,173	$(1,753)	-12%

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $13.3 million for the three months ended March 31, 2026 compared with the same period in the prior year primarily due to increases in personnel costs of $10.1 million, other administrative expenses of $2.5 million, and marketing and advertising costs of $1.8 million offset by a decrease in medical related expenses of $1.1 million. We anticipate these expenses will continue at or above current levels to support the commercialization of EKTERLY.

Other (expense) income. Other (expense) income decreased by $2.2 million for the three months ended March 31, 2026 compared with the same period in the prior year primarily due to unfavorable changes in foreign currency exchange rates of $2.7 million and an increase in interest expense of $2.6 million, respectively offset by the change in fair value of the derivative liability of $2.4 million and increase in interest income of $0.8 million.

Liquidity and Capital Resources

On April 29, 2026, we entered into the Merger Agreement with Chiesi, Merger Sub, and KalVista Pharmaceuticals Limited. In the Merger Agreement, we have agreed to various covenants, including, among others, agreements to conduct our business in the ordinary course consistent with past practice in all material respects during the period between the execution of the Merger Agreement and the Effective Time. Outside of certain limited exceptions, we may not take, authorize, or agree or commit to take, certain actions without Chiesi’s consent, including, but not limited to: (i) acquiring businesses and disposing significant assets; (ii) incurring capital expenditures above specified thresholds; (iii) issuing equity; (iv) incurring indebtedness above specified thresholds; and (v) repurchasing or paying dividends on shares. We do not believe these restrictions will prevent us from being able to fund our operations, working capital needs or capital expenditure requirements.

For the three months ended March 31, 2026, we incurred losses and cash outflows from operating activities. As of March 31, 2026, we had an accumulated deficit of $786.2 million and cash, cash equivalents and marketable securities totaling $285.0 million. We have funded operations primarily through a combination of equity financings, collaborations, strategic partnerships, royalty financing, license arrangements, convertible debt and product sales. Our working capital, primarily cash and cash equivalents and marketable securities, is anticipated to be sufficient to fund our operations for at least the next twelve months from the date these unaudited interim condensed consolidated financial statements are issued.

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

In July 2025, we entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”) pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million (the “ATM Shares”), under the prospectus supplement, dated July 10, 2025, to the Registration Statement, through TD Cowen as sales agent. As of March 31, 2026, we have not offered or sold any ATM Shares pursuant to the Registration Statement.

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

In March 2026, we received a one-time regulatory milestone payment of $11.0 million as a result of obtaining pricing approval in Japan, pursuant to the Kaken Agreement.

Cash Flows

The table below summarizes the net cash flow activity for the periods indicated (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Cash used in operating activities	$(14,455)	$(47,567)	$33,112	-70%
Cash used in investing activities	(901)	(3,718)	2,817	-76%
Cash provided by financing activities	1,465	2,223	(758)	-34%
Effect of exchange rate changes	(1,683)	2,240	(3,923)	-175%
Net decrease in cash, cash equivalents and restricted cash	$(15,574)	$(46,822)	$31,248	-67%

Cash used in operating activities

Cash used in operating activities was $14.5 million for the three months ended March 31, 2026 and primarily consisted of a net loss of $23.5 million offset by non-cash adjustments totaling $13.2 million and changes in net working capital totaling $4.2 million. Cash used in operating activities was $47.6 million for the three months ended March 31, 2025 and primarily consisted of a net loss of $51.8 million offset by non-cash adjustments totaling $2.9 million and changes in net working capital totaling $1.4 million.

Cash used in investing activities

Cash used in investing activities was $0.9 million and $3.7 million for the three months ended March 31, 2026 and 2025, respectively, which was primarily attributable to the purchases and maturities of marketable securities as part of managing our cash and investments.

Cash provided by financing activities

Cash provided by financing activities was $1.5 million and $2.2 million for the three months ended March 31, 2026 and 2025, respectively, due to lower gross proceeds from the issuances of common stock under our equity incentive and employee stock purchase plans.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations and clinical trial sites for the conduct of clinical trials, preclinical and clinical studies, professional consultants and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments in our Transition Report on Form 10-KT for the eight-month transition period ended December 31, 2025, filed with the SEC on March 25, 2026. We are party to several operating leases for office and laboratory space as of March 31, 2026.

Agreement and Plan of Merger

On April 29, 2026, we entered into the Merger Agreement with Chiesi, Merger Sub, and KalVista Pharmaceuticals Limited. If we are unable to satisfy certain closing conditions under the Merger Agreement, or if other mutual closing conditions are not satisfied, Chiesi will not be obligated to complete the Merger. Under certain circumstances detailed in the Merger Agreement, we could be required to pay Chiesi a termination fee of $66.4 million.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported revenue and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 to the unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our significant accounting policies and assumptions used in applying those policies. The accounting policies and estimates that we deem to be critical are discussed in more detail in our Transition Report on Form 10-KT for the eight-month transition period ended December 31, 2025, filed with the SEC on March 25, 2026. There have been no material changes to our critical accounting estimates in the three months ended March 31, 2026.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act of 1934, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. RISK FACTORS

Except for the additional risk factors set forth below, there have been no material changes to the risk factors described in the section captioned “Part I, Item 1A, Risk Factors” in our Transition Report on Form 10-KT for the eight-month transition period ended December 31, 2025.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A, Risk Factors” in our Transition Report on Form 10-KT for the eight-month transition period ended December 31, 2025 filed with the SEC on March 25, 2026, which may materially affect our business, financial condition, or future results. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. The risks described in our Transition Report on Form 10-KT and in our Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, or operating results.

Risks Related to the Pending Transaction with Chiesi

The proposed Merger may not be completed on the expected timeline or at all, and completion is subject to numerous conditions, including a minimum tender condition and regulatory approvals.

The completion of the proposed Merger is subject to the satisfaction or waiver of various conditions. Under the Merger Agreement, Chiesi’s acquisition of us is expected to occur through the Offer followed by the Merger pursuant to Section 251(h) of the Delaware General Corporation Law, which permits the Merger to be completed without a vote of our stockholders if the requirements of that statute are satisfied.

Among other conditions, the Offer is conditioned on there having been validly tendered, and not validly withdrawn, in the Offer a number of shares that, together with all other shares (if any) beneficially owned by Chiesi and its affiliates, represent one more share than 50% of the total number of shares outstanding at the time of the expiration of the Offer. In addition, the Offer and Merger are conditioned on the expiration or termination of any applicable waiting period (or any extension thereof) under the HSR Act and the obtainment of any required foreign antitrust and foreign investment approvals, and the absence of any law or order prohibiting completion of the transaction. If these or other conditions are not satisfied or waived (to the extent waivable) within the time periods contemplated by the Merger Agreement, the Merger may be delayed or not completed. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our Board or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Offer,” as defined in the Merger Agreement. As a result, we cannot assure you that the transaction with Chiesi will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the transaction will be completed. We could be required to pay Chiesi a termination fee of $66.4 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, customers, regulators, and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The Offer may be extended multiple times, which could increase uncertainty and adversely affect our business, employees and relationships with third parties.

The Merger Agreement provides for the Offer to be extended under specified circumstances, including (i) at Chiesi’s discretion if any offer condition is not satisfied and has not been waived (subject to certain limits), (ii) as required by applicable legal requirements, interpretation or positions by the SEC or Nasdaq, and (iii) to permit expiration or termination of waiting periods applicable under the HSR Act and other applicable antitrust and foreign investment laws. The Merger Agreement also contemplates that the Offer generally may not be extended beyond October 29, 2026 (subject to certain extension mechanics) without our and Chiesi’s consent.

As a result, the period during which the transaction remains pending could be prolonged. A prolonged pendency period can create business uncertainty, harm our ability to retain and recruit key employees, distract management from operating the business, and negatively impact relationships with collaborators, vendors, customers and other partners—regardless of whether the Merger is ultimately completed.

The Merger Agreement restricts our ability to take certain actions while the Merger is pending, which could limit our ability to operate our business and pursue opportunities.

The Merger Agreement contains interim operating covenants that generally require us and our subsidiaries to operate in the ordinary course consistent with past practice in all material respects during the period prior to closing, and restrict us from taking specified actions without Chiesi’s consent (subject to customary exceptions). These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents, and incur indebtedness. These restrictions may limit our ability to respond to changing business conditions, take strategic or operational actions we would otherwise deem advisable, pursue certain transactions, or make other decisions that could be beneficial to us if we were not subject to these covenants.

These limitations may be particularly significant given the nature of our business and could adversely affect our results of operations, cash resources, or prospects if the Merger is delayed or not completed.

The Merger Agreement includes a “no-solicitation” covenant (subject to a fiduciary out) that could discourage competing acquisition proposals, and our Board’s ability to change its recommendation is limited by procedural requirements.

Under the Merger Agreement, we are generally restricted from soliciting, initiating or knowingly facilitating or encouraging inquiries or proposals that could lead to an acquisition proposal and from engaging in, continuing or otherwise participating in discussions or negotiations relating to an acquisition proposal, subject to customary fiduciary‑out provisions that permit our Board, under specified circumstances and subject to certain procedures, to consider and potentially respond to a bona fide written acquisition proposal that could reasonably be expected to lead to a Superior Offer (as defined in the Merger Agreement).

Even where the fiduciary-out is available, the Merger Agreement imposes procedural requirements (including notice and negotiation periods) before our Board may make a change in recommendation or terminate the Merger Agreement to enter into a definitive agreement for a Superior Offer. These restrictions and procedures could deter third parties from making competing proposals, could reduce the likelihood that our stockholders receive a proposal that is more favorable than the Merger, and could adversely affect the value realized by our stockholders.

If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee, which could be significant and could discourage competing proposals.

The Merger Agreement provides that, upon termination in certain circumstances (including termination to enter into a definitive agreement for a Superior Offer and termination by Chiesi following specified adverse actions related to our Board recommendation, among other circumstances described in the agreement), we would be required to pay Chiesi a $66.4 million termination fee.

The potential obligation to pay a termination fee could discourage third parties from making competing acquisition proposals (including proposals that might otherwise be a Superior Offer), and if the termination fee becomes payable, it could require us to use a significant portion of our available cash resources, which could materially and adversely affect our financial condition and our ability to execute our business plans if the Merger is not completed.

The Merger may be completed without a stockholder vote, and stockholders may have limited ability to influence the outcome of the transaction.

Because the Merger is structured as a tender offer followed by a second‑step merger under Section 251(h) of the DGCL, no vote of our stockholders is expected to be required to approve the Merger Agreement or the Merger, provided the statutory requirements are satisfied. As a result, stockholders who do not tender their shares in the Offer may have limited ability to influence whether the Merger is completed, and may be required to accept the merger consideration in the second‑step merger if the Offer is consummated and the Merger is completed.

The announcement and pendency of the Merger may result in litigation or regulatory inquiries, and could cause volatility in the trading price of our common stock.

Mergers frequently lead to stockholder litigation and may trigger reviews, inquiries or proceedings by governmental authorities, including in connection with antitrust and foreign investment approvals. Any litigation or governmental inquiry could be costly, time-consuming and divert management attention, and could delay or prevent consummation of the Merger.

In addition, the market price of our common stock may be volatile as a result of developments relating to the Merger, including perceptions regarding the likelihood and timing of completion, and any decision or event relating to termination of the Merger Agreement.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Chiesi.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed.

There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

Not applicable.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(c) Insider Trading Arrangements and Policies

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of April 29, 2026, by and among KalVista Pharmaceuticals, Inc., Chiesi Farmaceutici S.p.A., Skyline Merger Sub, Inc. and KalVista Pharmaceuticals Limited	8-K	001-36830	2.1	April 29, 2026

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KALVISTA PHARMACEUTICALS, INC.

Date: May 14, 2026	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Brian Piekos
Brian Piekos Chief Financial Officer (Principal Financial and Accounting Officer)